Form 10-K
period 2007-12-31
Midway Gold Corp
filed 2008-03-28
CIK 1319009

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33894

MIDWAY GOLD CORP.

 (Exact Name of Registrant as Specified in its Charter)

British Columbia	98-0459178
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1 – 15782 Marine Drive
White Rock, British Columbia, Canada White Rock, British Columbia, Canada V4B 1E6	V4B 1E6
(Address of Principal Executive Offices)	(Zip Code)

(604) 536-2711

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class

Name of Each Exchange on Which Registered

Common Stock, No Par Value

American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)

of the Act.  Yes ☐ No☒

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part

III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

      Large Accelerated Filer ☐

 Accelerated Filer ☐

Non-Accelerated Filer ☒  Smaller Reporting Company  ☐

The registrant is a “non-accelerated filer” as it has not been subject to the requirements of section 13(a) or 15(d) of the Exchange Act for at least twelve calendar months and has not filed an annual report pursuant to section 13(a) or 15(d) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    As of June 30, 2007, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $126,327,479 based upon the closing sale price of the common stock as reported by the TSX Venture Exchange on June 29, 2007.  The registrant began trading on the American Stock Exchange on January 3, 2008.

The number of shares of the Registrant’s Common Stock outstanding as of March 14, 2008 was 49,867,664

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

1

PRELIMINARY NOTES

2

GLOSSARY OF MINING TERMS

3

PART I

8

ITEM 1.   DESCRIPTION OF BUSINESS

8

ITEM 1A.   RISK FACTORS AND UNCERTAINTIES

11

ITEM 2.   DESCRIPTION OF PROPERTIES

20

ITEM 3.   LEGAL PROCEEDINGS

32

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

32

PART II

32

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

32

ITEM 6.   SELECTED FINANCIAL DATA

39

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

AND RESULTS OF OPERATIONS

40

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

48

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

49

ITEM 9A.

CONTROLS AND PROCEDURES

49

ITEM 9B.  OTHER INFORMATION

49

PART III

53

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

53

ITEM 11.   EXECUTIVE COMPENSATION

54

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

RELATED STOCKHOLDER MATTERS

54

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

54

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

54

PART IV

54

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

54

SIGNATURES

58

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  These statements include comments regarding:

•	the establishment and estimates of mineral reserves and resources;
•	grade;
•	expenditures;
•	exploration;
•	permits;
•	closure costs;
•	future financing;
•	liquidity;
•	estimates of environmental liabilities;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements;
•	factors impacting our results of operations;
•	application of Sarbanes-Oxley 404 reporting requirements and our ability to meet those reporting requirements; and
•	the impact of adoption of new accounting standards.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	unexpected changes in business and economic conditions;
•	significant increases or decreases in gold prices;
•	changes in interest and currency exchange rates;
•	unanticipated grade changes;
•	metallurgy, processing, access, availability of materials, equipment, supplies and water;
•	determination of reserves;
•	results of current and future exploration activities;
•	results of pending and future feasibility studies;
•	joint venture relationships;
•	political or economic instability, either globally or in the countries in which we operate;
•	local and community impacts and issues;
•	timing of receipt of government approvals;
•	accidents and labor disputes;
•	environmental costs and risks;
•	competitive factors, including competition for property acquisitions;
•	availability of external financing at reasonable rates or at all; and
•	the factors discussed in this Annual Report on Form 10-K under the heading “Risk Factors.”

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PRELIMINARY NOTES

Reporting currency, financial and other information

All amounts in this Annual Report are expressed in Canadian dollars.  Unless otherwise indicated United States currency is denoted as “US$.”

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in the United States (“US GAAP”) which do not differ in any material respects from GAAP in Canada.

Information in Part I and II of this report includes data expressed in various measurement units and contains numerous technical terms used in the gold mining industry. To assist readers in understanding this information, a conversion table and glossary are provided below.

References to “Midway” the “Company,” “we,” “our,” or “us” mean Midway Gold Corp., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

Exchange Rate Information

The table below sets forth the average rate of exchange for the Canadian Dollar at the end of the five most recent calendar years ended December 31st.  The table also sets forth the high and low rate of exchange for the Canadian Dollar at the end of the six most recent months.  For purposes of this table, the rate of exchange means the noon exchange rate as reported by the Bank of Canada on its web site at www.bankofcanada.ca.  The table sets forth the number of Canadian dollars required under that formula to buy one U.S. Dollar.  The average rate means the average of the noon exchange rates on each day of each month during the period.

Canadian Dollar / US Dollar

	Year Ended December 31
	2007	2006	2005	2004	2003
Average for Period	1.07	1.13	1.21	1.30	1.39

	Feb 2008	Jan 2008	Dec 2007	Nov 2007	Oct 2007	Sept 2007
High for Period	1.02	1.04	1.03	1.00	1.00	1.05
Low for Period	0.97	0.99	0.98	0.01	0.94	0.99

The noon rate of exchange on March 14, 2008 as reported by the Bank of Canada for the conversion of Canadian dollars into United States dollars was $1.0132 (US$1.00 = Cdn$0.987).

Metric Conversion Table

For ease of reference, the following conversion factors are provided:

Metric Unit	U.S. Measure	U.S. Measure	Metric Unit

1 hectare	2.471 acres	1 acre	0.4047 hectares
1 metre	3.2881 feet	1 foot	0.3048 metres
1 kilometre	0.621 miles	1 mile	1.609 kilometres
1 gram	0.032 troy oz.	1 troy ounce	31.1 grams
1 kilogram	2.205 pounds	1 pound	0.4541 kilograms
1 tonne	1.102 short tons	1 short ton	0.907 tonnes
1 gram/tonne	0.029 troy ozs./ton	1 troy ounce/ton	34.28 grams/tonne

The following abbreviations could be used herein:

Ag	= silver	m	= meter
Au	= gold	m(2)	= square meter
Au g/t	= grams of gold per tonne	m(3)	= cubic meter
g	= gram	Ma	= million years
ha	= hectare	Oz	= troy ounce
km	= kilometer	Pb	= lead
km(2)	= square kilometers	T	= tonne
kg	= kilogram	t	= ton
lb	= pound	Zn	= zinc
m	= meter

GLOSSARY OF MINING TERMS

Information concerning the properties and operations of Pan-Nevada and Midway has been prepared in accordance with Canadian standards, and may not be comparable to similar information for United States companies.  National Instrument 43-101, Standards of Disclosure for Mineral Projects (“NI 43-101”) provides guidelines for use of the terms “Mineral Resource” and “ Mineral Reserve” which are Canadian mining terms defined in accordance with under the guidelines set out in the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) Standards on Mineral Resources and Mineral Reserves Definitions and guidelines adopted by the CIM.

While the terms “Mineral Resource”, “Measured Mineral Resource”, “Indicated Mineral Resource” and “Inferred Mineral Resource” are recognized and required by Canadian regulations, they are not defined terms under standards in the United States.  As such, certain of the information contained in report concerning descriptions of mineralization and resources under Canadian standards is not comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements of the United States Securities and Exchange Commission (the “SEC”).  “Indicated Mineral Resource” and “Inferred Mineral Resource” have a great amount of uncertainty as to their existence and a great uncertainty as to their economic and legal feasibility.  It can not be assumed that all or any part of an “Indicated Mineral Resource” or “Inferred Mineral Resource” will ever be upgraded to a higher category.  Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

In addition, the report contains information about certain historical resources and reserves on Pan-Nevada's Pan Gold project.  These historical estimates were made prior to the inception of NI 43-101 and have not been verified as Mineral Resources or Mineral Reserves pursuant to NI 43-101, are not being treated as current Mineral Resources or Mineral Reserves as defined in NI 43-101.  While Pan-Nevada considers these estimates to be relevant, it has not verified the estimates in accordance with NI 43-101 and therefore cannot confirm the estimations of the resources or reserves.

The historic resources and reserves described in this report are also not defined terms under standards in the United States.  As such, this information concerning descriptions of mineralization is not comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements of the SEC.

It can not be assumed that all or any part of an historical resource or reserve will ever be current NI 43-101 resources or reserves or ever be upgraded to a higher category.  Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

We estimate and report our resources and we will estimate and report our reserves according to the definitions set forth in NI 43-101.  We will modify and reconcile the reserves as appropriate to conform to SEC Industry Guide 7 for reporting in the U.S.  The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

NI 43-101 Definitions

indicated mineral resource

The term “indicated mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be established with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

inferred mineral resource

The term “inferred mineral resource” refers to that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

measured mineral resource

The term “measured mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

mineral reserve

The term “mineral reserve” refers to the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. The study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that might occur when the material is mined.

mineral resource

The term “mineral resource” refers to a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

probable mineral reserve

The term “probable mineral reserve” refers to the economically mineable part of an indicated, and in some circumstances a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

proven mineral reserve[1]	The term “proven mineral reserve” refers to the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study.

qualified person[2]

The term “qualified person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development, production activities and project assessment, or any combination thereof, including experience relevant to the subject matter of the project or report and is a member in good standing of a self-regulating organization.

SEC Industry Guide 7 Definitions

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.

development stage

A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

mineralized material[3]	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

probable reserve

The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

proven reserve

The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

reserve

The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

[1] For Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

[2] Industry Guide 7 does not require designation of a qualified person.

[3] This category is substantially equivalent to the combined categories of measured and indicated mineral resources specified in NI 43-101.

Additional definitions terms used in this Annual Report filed on Form 10-K.

Argillite:

Low grade metamorphic clay rich sedimentary rock (shale, mudstone, siltstone).

Block model:

The representation of geologic units using three-dimensional blocks of predetermined sizes.

Breccia:

A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

CIM:

Canadian Institute of Mining and Metallurgy.

Cut off or cut-off grade:

When determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined at a profit.

Diatreme:

Brecciated rock formed by volcanic or hydrothermal eruptive activity, generally in a pipe or funnel like orientation.

EM:

An instrument that measures the change in electro-magnetic conductivity of different geological units below the surface of the earth.

Fault:

A rock fracture along which there has been displacement

Feasibility study:

Group of reports that determine the economic viability of a given mineral occurrence.

Formation:

A distinct layer of sedimentary or volcanic rock of similar composition.

G/t or gpt:

Grams per metric tonne.

Geophysicist:

One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

Geotechnical work:

Tasks that provide representative data of the geological rock quality in a known volume.

Grade:

Quantity of metal per unit weight of host rock.

Gravity:

A methodology using instrumentation allowing the accurate measuring of the difference between densities of various geological units in situ.

Host rock:

The rock containing a mineral or an ore body.

Mapping or geologic mapping:

The recording of geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities.

Mineral:

A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization:

A natural occurrence in rocks or soil of one or more metal yielding minerals.

Mining:

The process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

National Instrument 43-101:

Canadian standards of disclosure for mineral projects.

Open pit:

Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.

Ore:

Mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions.

Ore body:

A mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

Outcrop:

That part of a geologic formation or structure that appears at the surface of the earth.

Porphyry:

An igneous rock characterized by visible crystals in a fine–grained matrix.

Quartz:

A mineral composed of silicon dioxide, SiO2 (silica).

Reclamation:

The process by which lands disturbed as a result of mining activity are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery and other physical remnants of mining, closure of tailings storage facilities, leach pads and other mine features, and contouring, covering and re-vegetation of waste rock and other disturbed areas.

SEC Industry Guide 7:

U.S. reporting guidelines that apply to registrants engaged or to be engaged in significant mining operations.

Sedimentary rock:

Rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited, or chemically precipitated.

Strike:

The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

Strip:

To remove overburden in order to expose ore.

Vein:

A thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General development of Midway Gold Corp.

Midway Gold Corp. was incorporated under the Company Act (British Columbia) on May 14, 1996, under the name Neary Resources Corporation. On October 8, 1999, Midway changed its name to Red Emerald Resource Corp. On July 10, 2002, it changed its name to Midway Gold Corp. Midway became a reporting issuer in the Province of British Columbia upon the issuance of a receipt for a prospectus on May 16, 1997. The common shares were listed on the Vancouver Stock Exchange (a predecessor of the TSX Venture Exchange) on May 29, 1997. On July 1, 2001, Midway became a reporting issuer in the Province of Alberta pursuant to Alberta BOR#51-501.  Midway’s shares are currently listed on the American Stock Exchange and Tier 1 of the TSX.V under the symbol “MDW.”

Midway is an exploration stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. It is our objective to identify mineral prospects of merit, conduct preliminary exploration work, and if results are positive, conduct advanced exploration and, if warranted, development work. Our mineral properties are all located in Nevada. The Midway, Spring Valley, Pan and Afgan gold properties are exploratory stage projects and have identified gold mineralization and the Thunder Mountain, Gold Rock (formerly the Monte), Maggie Creek and Burnt Canyon projects are earlier stage gold and silver exploration projects.

The corporate organization chart for Midway as of the date of this annual report is as follows:

This annual report provides information regarding Midway.

Our corporate office in Canada is located at Unit 1 - 15782 Marine Drive, White Rock, B.C. V4B 1E6, and our corporate office phone number is 604-536-2711.  Our registered office in Canada is located at Suite 2800, 666 Burrard Street, Vancouver, British Columbia, V6C 2Z1.  Our operations office in the United States is located at 600 Lola Street, Suite 10, Helena, Montana 59601.  Our agent for service of process is Dorsey & Whitney LLP, 370 17th Street, Suite 4700 Republic Plaza, Denver, Colorado, 80202, and our registered agent’s phone number is 303-629-3400.  We maintain a website at www.midwaygold.com.  Information contained on our website is not part of this annual report.

Financial Information about segments

Segmented information is contained in note 13 of the “Notes to the Consolidated Financial Statements” contained within this Annual Report on Form 10-K.

Narrative Description of Business

Midway is focused on exploring and developing high-grade, quality precious metal resources in stable mining areas. Midway’s principal properties are the Midway and Spring Valley gold and silver mineral properties located in Nevada, and the properties acquired in 2007 through the acquisition of Pan-Nevada also located in Nevada. Our projects now are actively exploring and developing gold resources on four of the major gold trends in Nevada.

Spring Valley Property, Pershing County, Nevada

The Spring Valley project is located 20 miles northeast of Lovelock, Nevada. Spring Valley is a diatreme/porphyry hosted gold system covered by gravel. Gold has been intercepted continuously from a depth of 50 to 1400 feet, suggesting a large mineral system.

The Spring Valley project has an Inferred mineral resource of 992,152 contained ounces of gold from 50,600,000 tons at 0.0196 opt gold calculated in January 2008 at a cut-off grade of 0.01 opt gold.

Midway plans to drill 90,000 feet in 2008 for a combined program of in-fill, step-out and exploration drilling.

See “Item 2.  Description of Properties” for additional information.

Midway Property, Nye County, Nevada

The Midway property is located in Nye County, Nevada, approximately 24 kilometers northeast of the town of Tonopah, 335 kilometers northwest of Las Vegas and 380 kilometers southeast of Reno. It is a high-grade epithermal quartz-gold vein system, on the prolific Round Mountain – Goldfield gold trend. An underground decline is being permitted to bulk sample and test a group of high grade veins. Bulk sampling and metallurgical testing will help determine the true grade of the veins, provide an underground sample and drill platform to delineate reserves, and move the project toward production.

Midway hopes to be permitted and funded to reach the Discovery Zone to begin the bulk sample in late 2009.

See “Item 2.  Description of Properties” for additional information.

Pan Gold Project

The Pan Gold property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.

The Pan project is a sediment-hosted gold deposit located along the prolific Battle Mountain/Eureka gold trend. Gold occurs in four shallow oxide deposits, along a 2-mile strike length of a faulted anticline.

The project has a Measured and Indicated resource of 361,400 contained ounces of gold from 18,961,000 tons at 0.019 opt gold and an Inferred mineral resource of 140,600 contained ounces of gold from 8,302,000 tons at 0.017 opt gold calculated in January 2005 at a cut-off grade of 0.01 opt gold.

Midway plans to drill 54,000 feet in 100 holes in 2008 including confirmation drilling to initiate a scoping study and step-out and exploration drilling.

See “Item 2.  Description of Properties” for additional information.

Afgan, Gold Rock, Thunder Mountain and Maggie Creek Projects

The Afgan project is a sediment-hosted gold deposit located on the Battle Mountain/Eureka gold trend. Gold has been intercepted in drilling on either side of a broad area covered by volcanic rocks. Prospective host rocks underlie the volcanic cover between these targets and provide an attractive target with substantial size potential. Evaluation of the winter 2007 drill program is underway and will determine drill plans for 2008.

The Gold Rock(formerly the Monte) property is a 12 square mile land position with known gold deposits located on the Battle Mountain-Eureka trend. This is a sediment hosted gold system in highly prospective host rocks. Midway plans to drill 16,000 feet in 20 holes in 2008 to test targets.

The Burnt Canyon, Thunder Mountain and Maggie Creek projects are partly explored gold projects are located along the Humboldt, Round Mountain and Carlin gold trends in Nevada. Midway is actively assessing the exploration potential in order to move forward.

See “Item 2.  Description of Properties” for additional information.

(1) Cautionary Note to US Investors concerning estimates of Indicated Mineral Resources. This Annual Report uses the term “indicated mineral resources”. We advise US investors that while the term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

(2) Cautionary Note to US Investors concerning estimates of Inferred Mineral Resources. This Annual Report uses the term “inferred mineral resources”. We advise US investors that while the term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. US investors are cautioned not to assume that part or all of the inferred mineral resource exists, or is economically or legally minable.

Employee relations

As of December 31, 2007, we had 13 employees, including 5 employees at our principal executive office in Helena, Montana.

Competition

We compete with major mining companies and other natural mineral resource companies in the acquisition, exploration, financing and development of new prospects. Many of these companies are larger and better capitalized than we are. There is significant competition for the limited number of gold acquisition and exploration opportunities. Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral prospects. Factors that allow producers to remain competitive in the market over the long term include the quality and size of their ore bodies, costs of operation, and the acquisition and retention of qualified employees. We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel. This could result in higher turnover and greater labor costs.

Available information

We make available, free of charge, on or through our Internet website links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our internet address is www.midwaygold.com.  Our code of business conduct and ethics is located on our website. To the extent permitted, we intend to post on our website any amendments to, or waivers from, our code of business conduct and ethics. Our internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

ITEM 1A.   RISK FACTORS AND UNCERTAINTIES

Risks related to Midway’s business

Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in our common shares.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common shares may decline and investors may lose all or part of their investment.  We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

Estimates of mineralized material are forward-looking statements inherently subject to error.  Unforeseen events and uncontrollable factors can have a significant impact on mineralized material estimates and actual results may differ from estimates.

We will require additional financing to fund exploration and, if warranted, development

As of December 31, 2007, we had working capital of $8,004,682.

We have not commenced commercial production on any of our mineral properties.  We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production.  All of our properties are in the exploration stage, which means that we have known mineral reserves on our properties.  We currently do not have sufficient funds to fully complete exploration and development work on any of our properties, which means that we will be required to raise additional capital, enter into joint venture relationships or find alternative means to finance placing one or more of our properties into commercial production, if warranted.  We anticipate raising additional funds in 2008 to continue our exploration at recent levels.

Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration, and, development or production on one or more of our properties and any properties we may acquire in the future or even a loss of property interests.  This includes our leases over claims covering the principal deposits on our properties, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us.  Future financings may cause dilution to our shareholders.

We have no history of producing metals from our mineral properties.

We have no history of producing metals from any of our properties.  Our properties are all exploration stage properties in various stages of exploration.  Our Midway, Spring Valley, Pan and Afgan properties are exploratory stage exploration projects with identified gold mineralization, and our Thunder Mountain,, Maggie Creek and Gold Rock projects are each early stage exploration projects.  Advancing properties from exploration into the development stage requires significant capital and time and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure.  As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

▪

completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient gold reserves to support a commercial mining operation;

▪

the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;

▪

the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;

▪

the availability and cost of appropriate smelting and/or refining arrangements, if required;

▪

compliance with environmental and other governmental approval and permit requirements;

▪

the availability of funds to finance exploration, development and construction activities, as warranted;

▪

potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities; and

▪

potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies.

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies.  It is common in exploration programs to experience unexpected problems and delays during drill programs and, if warranted, development, construction and mine start-up.  Accordingly, our activities may not result in profitable mining operations and we may not succeed in establish mining operations or profitably producing metals at any of our properties.

Mining and resource exploration is inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business and plans.

Mining and mineral exploration involves various types of risks and hazards, including:

▪

environmental hazards;

▪

power outages;

▪

metallurgical and other processing problems;

▪

unusual or unexpected geological formations;

▪

flooding, fire, explosions, cave-ins, landslides and rock-bursts;

▪

inability to obtain suitable or adequate machinery, equipment, or labor;

▪

metals losses; and

▪

periodic interruptions due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, is not generally available to us or to other companies within the mining industry. We may suffer a material adverse effect on our business if we incur losses related to any significant events that are not covered by our insurance policies.

The figures for our resources are estimates based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralization figures presented in this report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties.  Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only.

Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

▪

these estimates will be accurate;

▪

resource or other mineralization estimates will be accurate; or

▪

this mineralization can be mined or processed profitably.

Any material changes in mineral resource estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

Because we have not completed feasibility studies on any of our properties and have not commenced actual production, mineralization estimates, including resource estimates, for our properties may require adjustments or downward revisions.  In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results.  Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

The resource estimates contained in this report have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate.  Extended declines in market prices for gold, silver or other commodities may render portions of our mineralization and resource estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability determinations we reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our properties.

There are differences in U.S. and Canadian practices for reporting reserves and resources.

Our reserve and resource estimates are not directly comparable to those made in filings subject to Securities and Exchange Commission reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred resources, which are generally not permitted in disclosure filed with the SEC. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, “inferred resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report “resources” as in place tonnage and grade without reference to unit measures.

Accordingly, information concerning descriptions of mineralization, reserves and resources contained in this report, or in the documents incorporated herein by reference, may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.

Our exploration activities on our properties may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to identify mineral deposits on our existing properties and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently nonproductive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of gold, silver and other commodity exploration is determined in part by the following factors:

▪

the identification of potential mineralization based on surficial analysis;

▪

availability of government-granted exploration permits;

▪

the quality of our management and our geological and technical expertise; and

▪

the capital available for exploration and development work.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may have an adverse effect on the market value of our securities and the ability to raise future financing.

We may encounter archaeological issues and claims relating to our Midway property, which may delay our ability to conduct further exploration or developmental activities or could affect our ability to place the property into commercial production, if warranted

Our exploration and development activities may be delayed due to the designation of a portion of the Midway property as a site of archaeological significance.  A cultural inventory of the Midway project has identified a prehistoric site associated with a dune field in the Ralston Valley, adjacent to the Midway property.  An intensive cultural and geomorphological inspection was conducted of the project area to determine archaeologically significant areas.  Techniques and methods used during the inventory were sufficient to identify most cultural resources and features in the area.  Should sufficient mineral resources be identified on the Midway property, a complete archaeological inventory and evaluation would be required, including the possibility of curating the site.

Our Midway property is in close proximity to a municipal water supply, which may delay our ability to conduct further exploration or developmental activities or could affect our ability to place the property into commercial production, if warranted

The Midway Property lies within a basin from which the town of Tonopah obtains its municipal water supply.  To date, Midway's exploration activities have not been restricted due to the proximity of the activities to this basin.  As Midway's exploration and development activities expand, there is an increased risk that the activities may interfere with the water supply.  As part of the mining development work on the Midway Property, Midway is completing a hydrologic review of the basin and will establish a strategy for preventing exploration and development activities from interfering with the water supply.  Any damage to, or contamination of, the water supply caused by Midway's activities could result in Midway incurring significant liability. We cannot predict the magnitude of such liability or the impact of such liability on our business, prospects or financial condition.  Midway has applied for water right permits in the Ralston Basin, which is currently under protest by the town of Tonopah. Midway is currently negotiating with the town about any future pumping of water in the basin. Midway is currently reviewing and negotiating dewatering options with the town of Tonopah that would be agreeable and beneficial for both parties. If Midway were not able to secure dewatering rights for the Midway project, the project may be restricted and could affect our ability to place the property into commercial production, if warranted.

Changes in the market price of gold, silver and other metals, which in the past has fluctuated widely, will affect the profitability of our operations and financial condition.

Our profitability and long-term viability depend, in large part, upon the market price of gold and other metals and minerals produced from our mineral properties. The market price of gold and other metals is volatile and is impacted by numerous factors beyond our control, including:

▪

expectations with respect to the rate of inflation;

▪

the relative strength of the U.S. dollar and certain other currencies;

▪

interest rates;

▪

global or regional political or economic conditions;

▪

supply and demand for jewelry and industrial products containing metals; and

▪

sales by central banks and other holders, speculators and producers of gold and other metals in response to any of the above factors.

We cannot predict the effect of these factors on metal prices. Gold and silver prices have fluctuated during the last several years.  The price of gold (London Fix) has ranged from $608 to $842 per ounce during the period from January 1 through December 31, 2007, closing at $836 on December 31, 2007.  During 2006 gold had a high of $725 and a low of $525 to end the year at $632 per ounce on December 31, 2006.  During 2005 gold prices ranged from $411 to $536 per ounce to end the year at $513 per ounce on December 31, 2005.

A decrease in the market price of gold and other metals could affect the commercial viability of our properties and our anticipated development of such properties in the future.  Lower gold prices could also adversely affect our ability to finance exploration and development of our properties.

We do not maintain insurance with respect to certain high-risk activities, which exposes us to significant risk of loss

Mining operations generally involve a high degree of risk.  Hazards such as unusual or unexpected formations or other conditions are often encountered.  Midway may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or against which it cannot maintain insurance at commercially reasonable premiums.  Any significant claim would have a material adverse effect on Midway's financial position and prospects.  Midway is not currently covered by any form of environmental liability insurance, or political risk insurance, since insurance against such risks (including liability for pollution) is prohibitively expensive.  Midway may have to suspend operations or take cost interim compliance measures if Midway is unable to fully fund the cost of remedying an environmental problem, if it occurs.

We may not be able to obtain all required permits and licenses to place any of our properties into production

Our current and future operations, including development activities and commencement of production, if warranted, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, permission to develop a decline beneath a state highway, mine safety and other matters. Companies engaged in property exploration and the development or operation of mines and related facilities generally experience increased costs, and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.  We cannot predict if all permits which we may require for continued exploration, development or construction of mining facilities and conduct of mining operations will be obtainable on reasonable terms or that such laws and regulations.  Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities.  Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.  Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations and cause increases in capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

We face risks associated with the claims by a third-party related to the title to the property acquired from Seymork Property Interest by our subsidiary, MGC Resources Inc.

In May 2006 Midway’s wholly-owned Nevada subsidiary MGC Resources Inc. (“MGC") purchased additional property (the “Disputed Property”) from Seymork Investments Ltd. (“Seymork”) for US$200,000 to expand the Spring Valley project in Nevada. The Disputed Property represents about 4% of the surface area of the Spring Valley project.  In 1998, the transfer of Emma Wagner’s ("Wagner") interest in the Disputed Property to Seymork, as well as a transfer of the interest held by Wagner’s deceased husband’s estate to Seymork, was formally approved by a Nevada court.  As part of the consideration for the court-approved transaction, Seymork executed two promissory notes, one in favor of Wagner and one in favor of the estate of Wagner’s deceased husband.  Two deeds of trust relating to the Disputed Property were also executed and recorded to secure payment of the promissory notes.  Both notes were later assigned to a group represented by Wallace D. Stephens (collectively "Stephens").  The promissory notes were not repaid and, in March 2006, Stephens sought to foreclose its interest against Seymork. In June 2006, Wagner brought a cross claim in the lawsuit against Seymork alleging that Wagner was the rightful owner of the Disputed Property, and claiming that the conveyance to Seymork was not a sale but that Seymork had agreed to hold the Disputed Property in trust for Wagner.  MGC joined the lawsuit in order to protect its interests in the Disputed Property.  If the court determines that Seymork was the rightful owner of the Disputed Property then MGC will be required to negotiate a settlement of the Stephens promissory notes.  Stephens claims that the current balance on the promissory notes, including interest and attorneys fees, is approximately $570,000.  The amount of the settlement cannot be reasonably estimated at this time and the occurrence of the confirming future event is not determinable. If the court determines that Wagner was the rightful owner of the Disputed Property then MGC will lose title to the Disputed Property it purchased from Seymork and will write off the purchase price of US$200,000.

MGC believes it has a credible basis for maintaining its title to the Disputed Property.  MGC has filed a motion for summary judgment seeking to quiet title to the Disputed Property and is awaiting a decision by the court.  The outcome of this matter is not determinable at present.

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business

Our current and future operations are and will be governed by laws and regulations, including:

▪

laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;

▪

laws and regulations related to exports, taxes and fees;

▪

labor standards and regulations related to occupational health and mine safety;

▪

environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection; and

▪

other matters.

Companies engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.  Failure to comply with applicable laws, regulations and permits may result in enforcement actions, including the forfeiture of claims, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions.  We may be required to compensate those suffering loss or damage by reason of its mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

Existing and possible future laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in exploration.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

All phases of our operations are subject to environmental regulation in the jurisdictions in which it operates. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.  These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations.  Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our properties or some portion of our business, causing us to re-evaluate those activities at that time.

Land reclamation requirements for our properties may be burdensome and expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

Reclamation may include requirements to:

▪

control dispersion of potentially deleterious effluents; and

▪

reasonably re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for our reclamation obligations on our properties, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

The mining industry is intensely competitive.  Significant competition exists for the acquisition of properties producing, or capable of producing, gold or other metals.  We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than us.  We may also encounter increasing competition from other mining companies in our efforts to hire experienced mining professionals.  Competition for exploration resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is competitive in all of its phases, including financing, technical resources, personnel and property acquisition. It requires significant capital, technical resources, personnel and operational experience to effectively compete in the mining industry.  Because of the high costs associated with exploration, the expertise required to analyze a project’s potential and the capital required to develop a mine, larger companies with significant resources may have a competitive advantage over us.  We face strong competition from other mining companies, some with greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire financing, personnel, technical resources or attractive mining properties on terms we consider acceptable or at all.

Midway may enter into joint venture and option agreements with other parties, which could decrease our ownership interest and control over such properties

We may, in the future, be unable to meet its share of costs incurred under option or joint venture agreements to which it is a party and we may have our interest in the properties subject to such agreements reduced or terminated as a result.  Furthermore, if other parties to such agreements do not meet their share of such costs, we may be unable to finance the cost required to complete recommended programs.  In many joint ventures or option arrangements, we would give up control over decisions to commence work and the timing of such work, if any.

Our directors and officers may have conflicts of interest as a result of their relationships with other companies.

Certain or our officers and directors are also directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties.  For example, Alan Branham, our President, CEO and Director, also serves as a director for Rocky Mountain Resources Corp.; Doris Meyer, our CFO and Corporate Secretary, also serves as an officer and/or director of  AuEx Ventures, Inc., Chief Financial Officer and Corporate Secretary; Crescent Resources Corp., Chief Financial Officer and Corporate Secretary; Kalimantan Gold Corporation Limited, Director and Chief Financial Officer; Miranda Gold Corp. Chief Financial Officer and Corporate Secretary; Rolling Rock Resources Corp. Chief Financial Officer and Corporate Secretary; Silvio Ventures Corp. Director, Chief Financial Officer and Corporate Secretary and Sunridge Gold Corp. Director, Chief Financial Officer and Corporate Secretary; Brian Bayley, a director, is also director of American Natural Energy Corporation, Arapaho Capital Corp., Cypress Hills Resource Corp., Esperanza Silver Corporation, Eurasian Minerals Inc., Greystar Resources Ltd., Kirkland Lake Gold Inc., PetroFalcon Corporation, Quest Capital Corp., Rockhaven Resources Ltd., Rocky Mountain Resources Corp., Sanu Resources Ltd., Torque Energy Inc. and TransAtlantic Petroleum Corp.; George Hawes, also serves as a director for Proginet Corporation and Rocky Mountain Resources Corp.; William Sheriff, a director, is also a director, President and CEO of Golden Predator Mines Inc., a director of Uranium One Inc. and a director of Eurasian Minerals Inc.; William Lupien, a director, is a director of Uranium One Inc.; and Brian McAlister, a director, is a director of Rocky Mountain Resources Corp.  Consequently, there is a possibility that our directors and/or officers may be in a position of conflict in the future.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition

We are dependent on a relatively small number of key employees, including Alan Branham, our President and CEO and Doris Meyer, our CFO.  The loss of Mr. Branham or Ms. Meyer could have an adverse effect on Midway.  Midway does not have any key person insurance with respect to any of its key employees.

Our results of operations could be affected by currency fluctuations

We arrange our equity funding and pays most of its administrative costs in Canadian dollars.  However our properties are all located in the United States and most costs associated with these properties are paid in U.S. dollars.  There can be significant swings in the exchange rate between the U.S. and Canadian dollar. There are no plans at this time to hedge against any exchange fluctuations in currencies.

Title to our properties may be subject to other claims, which could affect our property rights and claims.

There are risks that title to our properties may be challenged or impugned. Most of our properties are located in Nevada and may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects.  There may be valid challenges to the title of our properties which, if successful, could impair development and/or operations.  This is particularly the case in respect of those portions of the our properties in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

Several of the mineral rights to our properties consist of "unpatented" mining claims created and maintained in accordance with the U.S. General Mining Law. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the U.S. General Mining Law, including the requirement of a proper physical discovery of valuable minerals within the boundaries of each claim and proper compliance with physical staking requirements.  Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government.  The validity of an unpatented mining or millsite claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of U.S. federal and state statutory and decisional law.  In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims.  Should the Federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

Midway may be a passive foreign investment company for United States federal income tax purposes.

Midway may be a passive foreign investment company, or "PFIC," for United States Federal income tax purposes. If so, Midway will continue to be so until it generates sufficient revenue from its mineral exploration and extraction activities.  However, the actual determination of PFIC status is fundamentally factual in nature and cannot be made until the close of the applicable taxable year.  If Midway is a PFIC, any gain recognized by a U.S. holder of common shares of Midway upon a sale or other disposition of common shares of Midway may be ordinary (rather than capital), and any resulting United States federal income tax may be increased by an interest charge. Rules similar to those applicable to dispositions generally will apply to certain excess distributions in respect of a common share of Midway.  A United States person generally may take steps to avoid these unfavourable United States federal income tax consequences.

Risks Related to Midway’s Securities

We have never declared or paid cash dividends on Midway’s common shares. We currently intend to retain future earnings to finance the operation, development and expansion of our business.

We do not anticipate paying cash dividends on Midway’s common shares in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of Midway’s board of directors and will depend on Midway’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant.   Accordingly, investors will only see a return on their investment if the value of Midway’s securities appreciates.

The market for our common shares has been volatile in the past, and may be subject to fluctuations in the future.

The market price of Midway’s common shares has ranged from a high of Cdn$4.68 and a low of Cdn$2.14 during the twelve month period ended March 14, 2008.  We cannot assure you that the market price of our common shares will not significantly fluctuate from its current level. The market price of our common shares may be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common shares. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company.  Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse affect on our business, operating results and financial condition

We are a foreign corporation and have officers and directors resident outside the United States, which could make it difficult for you to effect service of process or enforce a judgment by a U.S. court.

We are incorporated under the laws of the Province of British Columbia, Canada and some of our directors and officers are residents in jurisdictions outside the United States.  Consequently, it may be difficult for United States investors to effect service of process within the United States upon us or upon certain of our directors or officers who are not residents of the United States, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the laws of the United States.  A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter.

ITEM 2.   DESCRIPTION OF PROPERTIES

Map of properties

The map below shows the location of Midway’s properties located in Nevada, USA.  These properties are described in further detail below.

95
MAGGIE CREEK
Winnemucca
BURNT CANYON
Battle Mtn
Wells
Elko
93A
SPRING VALLEY
Lovelock
AFGAN
Reno
Austin
Eureka
395
95A
50
PAN
Ely
MONTE
Carson City
6
N
MIDWAY
THUNDER MOUNTAIN
93
Tonopah
95
LEGEND
MIDWAY PROJECTS
Las Vegas

Spring Valley Project

Location and means of access

The Spring Valley property is located in Pershing County, Nevada, 20 miles northeast of the town of Lovelock.  The property is situated in the Spring Valley Mining District, three miles north of Coeur d’Alene Mines Corporation’s Rochester Mine and is accessed on Nevada State Highway 50, which extends eastward from US Interstate 80.

Title

Midway has controlled the property since 2003 through direct ownership of unpatented lode mining claims administered by the Bureau of Land Management (“BLM”) and through mining leases. Unpatented mining claims are kept active through payment of a maintenance fee due to the BLM and each county the claims are located in on 31 August of each year.

In addition, Midway owns the surface rights on 544.2 acres of fee ground in Section 3, T28N, R34E MDBM. Newmont Mining Company holds the mineral rights to this ground at a depth of 200 feet.  This ground is part of the Santa Fe checkerboard land package Newmont acquired in 1997.

On January 25, 2006, Midway entered into a Purchase and Sale Agreement to acquire 101 federal mining claims from Coeur Rochester, Inc (“Coeur”) adjoining the Spring Valley property, for the price of 40,000 common shares of Midway at a value of $2.20 per share. Coeur retains a 3% Net Smelter Return (“NSR”) royalty on any production and sale of metals from the purchased claims.

On May 5, 2006 Midway completed a purchase of land and mineral rights with Seymork Investments Ltd. to acquire 920 gross acres, 320 acres net surface, 770 acres net mineral for $200,000.  Seymork retained a 3% royalty on NSR from commercial production on these claims.  These claims are the subject of a legal proceeding discussed in “Item 3. Legal Proceedings” of this Annual Report.

On April 25, 2007 Midway paid its annual payment of US$36,000 to Lamonte J. Duffy to maintain its option to purchase 12 unpatented lode mining claims.  Alternatively Midway can purchase these claims for US$600,000 with any payments already paid credited against the total.

On June 1, 2007 Midway entered into a mineral lease agreement and option to purchase 2 unpatented lode mining claims from George D. Duffy for US$1,000 per month, US$25,000 on or before June 1, 2009, US $150,000 on or before June 1, 2012, US$150,000 on or before June 1, 2014 and US$55,000 on or before June 1, 2017. Alternatively Midway can purchase these claims for US$500,000 with any payments already paid credited against the total.

On July 18, 2007 Midway paid its annual payment of US$15,000 to Dave Rowe and Randall Stoebert to maintain its option to purchase 97 unpatented mining claims.  Alternatively Midway can purchase these claims for $600,000 with any payments already paid credited against the total. Mr. Rowe and Mr. Stoebert retained a 3% NSR royalty from commercial production on these claims.

On August 15, 2007 Midway paid the final US$3,000,000 payment to Mr. Schmidt to complete the acquisition of 100% of 44 unpatented mining claims that form the core of the Spring Valley project.   Mr. Schmidt has retained a NSR royalty from commercial production over 500,000 ounces on these claims. The NSR royalty is on a sliding scale increasing from 2% to 7% based on changes in gold prices. In addition, Mr. Schmidt is entitled to a 1% overriding royalty on NSR from commercial production on all lands owned by Midway located outside, but within a one half (1/2) mile perimeter of the Spring Valley Claims.

On September 1, 2007 Midway paid its annual payment of US$100,000 to Echo Bay Exploration Inc. to maintain its option to acquire 28 unpatented mining claims called the SV claims contiguous to the Spring Valley Claims.   Echo Bay retained a 2% royalty on NSR from commercial production on these claims.

On October 25, 2007 Midway paid its annual payment of US$12,000 to Lamonte J. Duffy to maintain its option to purchase 6 unpatented lode mining claims. Alternatively Midway can purchase these claims for US$100,000 with any payments already paid credited against the total.  Mr. Duffy retained a 3% NSR royalty from commercial production on these claims.

On October 30, 2007 Midway paid its annual payment of US$4,000 to Dale and Diana Chabino to maintain its option to purchase 2 unpatented lode mining claims. Alternatively Midway can purchase these claims for US$100,000 with any payments already paid credited against the total. Mr. Chabino and Mrs. Chabino retained a 3% NSR royalty from commercial production on these claims.

Over the years Midway has staked additional claims and purchased rights to additional claims outright within and adjacent to the Spring Valley property.

Exploration completed by Midway

Midway staff geologists took over the execution of the exploration program from Global Geologic Services Inc.  in late 2004 and we discovered the Porphyry and Sill zones in 2005.  During the 2004-2005 drill campaign, Midway drilled 90 reverse circulation holes totaling 44,965 feet and 21 diamond drill holes totaling 10,008.7 feet.  Midway focused on definition of the Sill and Porphyry zones and drilling of exploration targets in the east and west margins of the Property, including the West Diatreme and Ring Zone targets.  All core holes from this campaign were drilled in the resource area (Pond, Sill and Porphyry zones) as were 65 of the 90 RC holes.

In January 2006, Midway commissioned AMEC E&C Services, Inc. (“AMEC”) to develop a mineral resource estimate conforming to NI43-101 that included results of 93,165.7 feet of drilling in 164 holes completed up to January 2006.

In 2006, we completed 66,616 feet of drilling in 90 holes with 88 of the holes drilled outside the defined resource expanding it to the north (North Hill and Porphyry deposits) and the West (West Diatreme and Valley Breccia deposits). The 2006 exploration program was designed to step out from the current resource around the edge of the diatreme to expand the known resource as well as testing for a much larger porphyry gold target at deeper levels. At the time of AMEC’s June 2006 resource estimation the deposit covered a mineralized zone of 0.6 miles long by 0.3 miles wide that was continuous to a depth of 984 feet. Exploration in 2006 expanded the gold zones to an area of almost 1 mile long by 0.6 miles wide that is continuous mineralized to a depth of 1,400 feet.   Additional project work included a 3,000 soil sample grid survey, detailed stream sediment sampling, gravity and Self Potential geophysical surveys, mapping and rock chip sampling of 17 square miles of claim holdings all directed towards expanding the potential size of this growing mineral resource.

Exploration at the end of 2006 had identified distinct gold zones at Spring Valley:  the North Hill, West Diatreme, Porphyry, Pond, Sill, Valley Breccia and Limerick Hagen zones.  Surface exploration programs in 2006 identified more than 12 new targets for follow up work.

In August 2007, Midway completed the purchase of the key Schmidt lease in Spring Valley by paying the final US$3,000,000 due.  This payment is the final advance royalty payment for the bulk of the current discovery on the Schmidt lease and completes the final payment of royalty payments on the first 500,000 ounces of gold produced from this central claim package.

In 2007, we drilled 102,000 feet in the greater Spring Valley project area to expand the West Diatreme and North Hill zones and to test the deep porphyry potential.  Limited infill drilling was completed on the Pond, Porphyry and Sill zones.  These zones form a coherent gold trend 3,500 feet long and 3,500 feet wide that has been tested to a depth of 1,400 feet.  The mineralization remains open to the northeast, southwest and at depth.  An additional 10,850 feet was drilled on the Limerick, American Canyon, King David and Golden Gate satellite targets.  Drilling is planned to follow-up gold and silver intercepts on three of these targets.

An updated resource estimate was announced for Spring Valley in January, 2008. The new Inferred mineral resource estimate was made by AMEC of Sparks, Nevada. A gold grade block model was developed by AMEC to estimate an inferred gold resource with a Lerchs-Grossmann (L-G) optimization shell using a gold price of $650 per ounce. The model left a large number of grade blocks outside of the L-G optimization shell, and Midway is working with AMEC to refine the grade model and to identify areas where additional drilling could bring known mineralization into the resource.

Inferred resource summary for the Spring Valley deposit

Cut-off grade (opt)	Short tons (millions)	Gold grade (opt)	Contained gold (ounces)
0.006	50.6	0.0196	992,152
0.010	41.1	0.0223	917,109
0.020	17.7	0.0327	577,602

Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated Mineral Resources:  The tables set forth above regarding the Spring Valley mineral resources use the terms “Inferred” mineral resources.  We advise U.S. investors that while this term is recognized and required by Canadian regulations, the SEC does not recognize it.  “Inferred” mineral resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies.  U.S. investors are cautioned not to assume that any part or all of the inferred mineral resource exists or is economically or legally mineable.

The resource estimate set forth above was conducted by Tim Kuhl of AMEC of Sparks, Nevada and is in compliance with Canada’s NI 43-101and in accordance with CIM Definition Standards for Mineral Resources and Mineral Reserves. It includes all drill results available up to December 15, 2007 in the Pond, Sill, Porphyry, Valley Breccia, North Hill and West Diatreme zones.

Methodology of the resource estimate by AMEC was from a data base of 353 drill holes that was checked and verified and the quality of the assay data was reviewed and deemed acceptable.  A three-dimensional block model was generated using the commercially available mine planning software package Minesight®.  Mineralized domains were established using wireframes and indicator kriging to address the variable nature of the deposit. A capping threshold grade of 1.03 opt was established using statistical methods and assays greater than 1.03 opt were set to 1.03 opt.  Assays used for the estimation were composited into 10 foot, down-the-hole intervals. A density of 12.6 cubic feet per short ton was applied to all bedrock material and a density of 14.0 cubic feet per short ton was applied to overburden and alluvium.  The composited assays were used to estimate tons and gold grades within the mineralized domains using ordinary kriging. The model was reiteratively modified and validated using visual checks, statistical methods and an alternative estimation method. A Lerchs-Grossmann optimization shell was completed to establish that the resources have a reasonable expectation of being economic. Resources were classified and tabulated using variable cutoff grades on only the resource model contained within the Lerchs-Grossmann optimization.

A Technical Report by AMEC supporting disclosure of these mineral resources was filed on the Company’s profile at www.sedar.com on March 7, 2008.

On January 9, 2008 Midway announced further drill results from the 2007 program.  Drilling encountered 10 feet of 1.148 opt gold within an interval of 55 feet of 0.228 opt in hole SV07-372 and 5 feet of 1.062 opt gold within 73 feet of 0.119 opt gold in hole SV07-294c.    These holes are part of a thirteen drill hole program that has partially in-filled the areas lying between the Pond Target, the Valley Breccia Zone, and the West Diatreme Target. The holes were drilled on 200 foot centers in the 800 by 800 foot area West Diatreme zone. This target is not included in current resource estimates and remains open to the south and west.  Other significant intercepts include, SV07-350c

- 75 feet of 0.054 opt gold, SV07-361 - 50 feet of 0.041 opt gold and SV07-358 - 25 feet of 0.089 opt gold. The West Diatreme zone occurs along the Black Ridge fault zone which also controls mineralization at the Rochester and Relief Canyon mines to the south.

Midway plans to drill 90,000 feet in 100 holes in 2008 for a combined program of in-fill, step-out, and exploration drilling. In-fill drilling will target adding ounces to subsequent resource estimations. Step-out drilling will focus on the West Diatreme target and the North Hill target. Exploration drilling will test eight outlying targets identified by geologic mapping, soil sample surveys, rock chip anomalies, and geophysical anomalies. Exploration targets include the Fitting target where strong arsenic-antimony soil anomalies occur over altered thin-bedded limestone adjacent to a metal-rich range front fault. The Gold Mountain target is an altered rhyolite flow dome with structurally controlled gold zones identified over an area 3800 feet by 2,800 feet. In addition to drilling, initial development work including metallurgical testing, hydrologic assessment, and acid rock characterization is planned.

Pan Project

Location and means of access

The Pan Gold property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.

Access to the Pan Gold  property is via a seven mile dirt road that heads south-southeast from US Highway 50, at a point about 17 miles southeast of Eureka, Nevada. Eureka has a population of about 2,000.

The Pan Gold property is situated within the high desert of the Basin and Range physiographic province. Elevations in the immediate project area range from about 6,450 ft to a high of 7,400 ft above sea level. Climatologic records are not available for immediate Pan Gold area, but the town of Eureka averages about 12 inches of precipitation per year, with average temperatures ranging from 28° F in the winter months to 70° F in the summer months. Daytime temperatures exceeding 90° F during July and August are not uncommon. Sagebrush is the dominant vegetation at the site, with Juniper and Pinon Pine occurring at some of the higher elevations.

The nearest power line is adjacent to US Highway 50 approximately five miles to the north. Water to support exploration drilling is available from a well used for watering livestock that is in close proximity to the Pan property.

Title

Midway has controlled the property since April 2007 through direct ownership of unpatented lode mining claims administered by the BLM and through mining leases.

Pursuant to the acquisition of Pan-Nevada, Midway assumed the January 7, 2003 mineral lease agreement with Gold Standard Royalty Corporation (formerly the Lyle Campbell Trust) (“GSRC”). On or before January 5 of each year Midway must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  Midway must incur a minimum of US$65,000 year work expenditures, including claim maintenance fees, during the term of the mining lease.

Subsequent to acquiring Pan-Nevada Midway staked additional claims adjacent to the Pan property some of which fall within the one mile area of interest of the GSRC mining lease and will be subject to the NSR royalty to GSRC. Midway has staked additional claims around the project, increasing the land holdings to over 13 square miles.

Mineral Resources

Prior to Midway acquiring the Pan project, M. Gustin, B.Sc. (Geol), Ph.D. (Econ Geol.), of Mine Development Associates had estimated mineral resources to NI 43-101 reporting standards for the Pan project.  The resources were reported in a technical report entitled “Pan Gold Project – Updated Technical Report – White Pine County, Nevada USA” which we refer to as the “Pan Technical Report” dated January 15, 2005.  This report was filed on the profile of Pan-Nevada Gold Corporation at www.sedar.com on February 7, 2005.

Measured and Indicated Resources for the Pan Gold Project

Au Cutoff (oz/ton)	North Pan		South Pan		Total Measured & Indicated
	Tons	Au Grade (oz/ton)	Tons	Au Grade (oz/ton)	Tons	Au Grade (oz/ton)
0.010	12,212,000	0.018	6,749,000	0.021	18,961,000	0.019
0.015	6,437,000	0.024	4,529,000	0.025	10,966,000	0.024
0.020	3,528,000	0.030	2,842,000	0.030	6,370,000	0.030
0.030	1,165,000	0.043	1,040,000	0.040	2,204,000	0.042
0.040	549,000	0.053	415,000	0.050	964,000	0.052
0.050	295,000	0.060	153,000	0.061	448,000	0.060

Inferred Resources for the Pan Gold Project

Au Cutoff (oz/ton)	North Pan	South Pan			Total Inferred
	Tons	Au Grade (oz/ton)	Tons	Au Grade (oz/ton)	Tons	Au Grade (oz/ton)
0.010	2,817,000	0.017	5,485,000	0.017	8,302,000	0.017
0.015	1,446,000	0.023	3,172,000	0.020	4,619,000	0.021
0.020	789,000	0.028	1,124,000	0.026	1,912,000	0.027
0.030	262,000	0.036	257,000	0.036	519,000	0.036
0.040	79,000	0.045	44,000	0.045	123,000	0.045
0.050	14,000	0.051	8,000	0.053	22,000	0.052

Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated Mineral Resources:  The tables set forth above regarding the Pan mineral resources use the terms “Measured” mineral resources and “Indicated” mineral resources.  We advise U.S. investors that while those terms are recognized and required by Canadian regulations, the SEC does not recognize them.  “Inferred” mineral resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies.  U.S. investors are cautioned not to assume that any part or all of the inferred mineral resource exists or is economically or legally mineable.

Mineral resources for the Pan Gold project were classified based on the distance of the model blocks to the composite data.  All classified blocks required a minimum of two composites to receive an estimated gold grade and lie within the gold domain boundaries.  Measured resource blocks received an interpolated grade in the first estimation pass and lie within 40 feet of the nearest Pan-Nevada composite.  Indicated resource blocks consist of all other blocks assigned a grade by the first estimation.  Inferred resource blocks are those model blocks inside of the interpreted gold domain boundaries that were estimated by the second estimation pass.

Measured, Indicated and Inferred mineral resources for the Pan Gold project are shown in the tables above. Measured resources are restricted to a short radius around Pan-Nevada composites due to the lack of documentation regarding the sampling, sample preparation, analytical procedures, and laboratory QA/QC practices of all previous operators.

A cutoff of 0.010 oz Au/ton was applied to the Pan model blocks for the purposes of tabulating the mineral resources. Higher cutoffs are also shown to provide grade-distribution information.  The cutoff grade was chosen in consideration of parameters that reflect potential open-pit mining and heap-leach processing of the mineralization. These parameters include that the resources are entirely oxidized,  metallurgical testing, while not comprehensive enough for the purposes of final feasibility work, suggests that the resources are amenable to heap-leach processing, and  the resources are contained within continuous zones whose shallow depths and configurations suggest potential open-pit extraction can reasonably be assumed.  As no economic studies have been completed at Pan, MDA derived the cutoff on the basis of comparable mining operations in Nevada. The North and South Pan estimations were checked by comparing: (1) estimated block grades and drill hole assays on cross sections; (2) the inverse distance cubed and kriging estimates of North and South Pan, respectively, to nearest neighbor calculations; and (3) the grade distributions of the coded assays, composites, estimated block grades, and nearest neighbor grades.

Exploration

The Pan project is a sediment-hosted gold deposit on the prolific Battle Mountain-Eureka gold trend in Nevada. It is an oxide deposit exposed on the surface with simple metallurgy. Since April 19, 2007, Midway drilled 35,510 feet in 113 holes. Four new gold zones were discovered at Nana, Barite, Wendy, and Boulders.  Drill results at Boulders extended gold for 1,300 feet under volcanic outcrop at North Pan. Drill results at Barite and Wendy extended gold at South Pan by 400 feet south and 300 feet east respectively.  The Nana zone, 4,000 feet northwest of North Pan, represents a new exploration opportunity. All four of these new discoveries remain open for expansion along strike and dip.

A large scale soil survey identified four previously unknown gold-arsenic anomalies with no previous exploration drilling. Results from a recently completed detailed gravity survey have also outlined several new targets areas. As a result, additional claims were staked bringing the property position to 15 square miles.

Midway plans to drill 54,000 feet in 100 holes at Pan in 2008. This will include confirmation drilling to initiate a scoping study for pre-feasibility, especially where previous holes bottomed in mineralization.  Step-out drilling will continue to test expansions of new gold discoveries from 2007. Exploration drilling will test new targets under volcanics and those identified by soil and geophysical anomalies.

Midway Project

Location and means of access

The Midway property is located in Nye County, Nevada, approximately 24 kilometers northeast of the town of Tonopah, 335 kilometers northwest of Las Vegas and 380 kilometers southeast of Reno.  The property is over the northeastern flank of the San Antonio Mountains and in the Ralston Valley.

Title

US Department of Interior, BLM administers the lands in the Midway district under the Federal Land Policy and Management Act of 1976. The Midway property consists of 190 unpatented mining claims in two contiguous claim blocks within Nye County, Nevada. The claims are located within Townships 3, 4, 5 and 6 North and Ranges 43, 44 and 45 East. Lands within the unpatented claim block that are not controlled by us include fee ground in the NW ½ of the NE ¼ and the NE ½ of the NW ¼ of Section 5, T4N and R44E. In addition, the surface rights to 560 acres in Section 32 are held by the Town of Tonopah. The remaining 80 acres of surface rights in Section 32 are held as two 40-acre parcels by two owners, each of whom lives on their parcel. We hold the federal mineral rights of the entirety of Section 32 in unpatented claims.

During 2001, Midway entered into an option agreement with Rex Exploration Corp. to earn a 65% interest in the Midway property.  Rex had an underlying option agreement with Paul Schmidt and Mary Ann Schmidt and Thomas C. Patton and Linda Sue Patton, (the “Owners”) for the Midway mineral property whereby Rex could earn a 100% interest in the Midway mineral property, subject to a sliding scale royalty of between 2% and 7% NSR, by making option payments totaling $275,000 over the period to August 2003 and by making an option exercise payment of $3,000,000 on August 15, 2004. This option exercise payment date was subsequently extended to August 15, 2005. In order for us to earn a 65% interest in the property, we agreed to make the $275,000 option payments to the owners required pursuant to the agreement, incur an additional $925,000 on exploration and development expenditures on the our property by August 15, 2004, and pay Rex’s 65% share of the $3,000,000 option exercise payment due August 15, 2004. Effective October 30, 2002, Midway acquired all of the issued and outstanding shares of Rex in exchange for 4,500,000 common shares of Midway.

On November 2, 2004, the agreement with the Owners was amended whereby Midway has the option to acquire a 100% interest in the property by further payments totaling US$200,000 on or before August 15, 2005 (paid), subject only to a sliding scale royalty on NSR from any commercial production of between 2% to 7%, based on changes in gold prices.  In addition, the original option exercise payment of $3,000,000 due August 15, 2005 was replaced with a series of annual payments as advances upon the royalty payable from commercial production of US$250,000 for each of August 15, 2006 and 2007 (paid) and US$300,000 on or before August 15, 2008 and annually thereafter.

Drilling

Between May 1 and September 5, 2002, Midway completed 26,689.5 feet of drilling in 69 holes, mostly HQ core. Newmont entered into a joint venture on the Midway property in September 2002 and undertook extensive regional exploration programs including numerous regional and detailed geophysical surveys, including electromagnetic (“EM”), airborne magnetic and radiometric surveys, and ground radiometric, gravity and Controlled Source Audio Magneto Telluric (“CSAMT”) surveys. Newmont also mapped the Northwest and Thunder Mountain areas and completed rock and stream sediment geochemical surveys. From September 2002 to August 2003 the Newmont/Midway joint venture drilled a total of 67,703.5 feet in 121 holes in the greater Discovery area, the Thunder Mountain target area, and in the northwestern portion of the property.

From August 2003 to February 2005, the Newmont/Midway joint venture drilled 23 angle holes for a total of 16,042 feet, including one hole that was abandoned at a depth of seven meters. Seven of the holes were drilled by reverse circulation methods, while the remainder was HQ core holes with reverse circulation pre-collars; a total of 10,195 feet of reverse circulation and 5,847 feet of core were drilled. Of the 22 holes that were completed, five were drilled in the 121 Zone and 17 were drilled in largely untested areas in the greater Discovery area to the south of the Discovery zone. The five holes drilled in the 121 Zone were primarily designed to test for high-grade zones of restricted widths deep in the Palmetto Formation, lying below similar zones intercepted by previous operators; results of this deeper testing did not prove up continuity and geometry although intercepts of 0.18 to 1.90 ounce per ton gold over lengths of 1.3 to 5 feet were intersected in three of the holes.  Of the remaining holes, three returned intercepts exceeding 0.087 ounce per ton gold.

In 2005, Midway drilled 8,987 feet in 16 reverse circulation holes to test for extensions adjacent to the known resource areas.  The program resulted in the discovery of the Dauntless Zone that could be a potential feeder zone for the main Discovery Zone. Hole MW399 encountered 175 feet of 0.349 ounces per ton gold in drill hole MW399, which includes a vein assaying 15 feet of 3.163 ounces per ton gold, and 135 feet of 0.058 ounces per ton gold in MW402.

In 2006, we drilled 26,450 feet in 56 reverse circulation and core holes. Gold was intersected in all six zones tested. In this phase, the Dauntless zone was extended 650 feet along strike.  The zone varies from 23 to 66 feet in true width and is composed of two to three distinct southwest dipping sub-parallel veins. The veins vary in grade from 0.029 to 1.16 ounces per ton gold starting within 165 feet of the surface and are open along strike to the north and south.  The Enterprise and Cross zones have each been tested by at least five drill holes that have encountered veins with gold. Limited gold was also encountered in the Hornet and Nautilus and the 121 South zones.

Following drilling, we developed three-dimensional vein models of the Midway high-grade gold zones.  Twelve veins were identified in the Discovery and Dauntless zones that were drilled at a nominal 50 foot centers.  Drill testing of these 12 veins is adequate to design an underground exploration bulk sample test. An additional 58 high-grade (>0.15 ounces of gold per ton) veins have been identified by drilling in the project, but they are not yet fully explored.

During the third quarter of 2006, we hired a mining engineer from the Colorado School of Mines to develop plans for an underground exploration decline. The decline would allow bulk sampling of the Discovery and Dauntless gold zones for metallurgical testing and allow better access for exploration of the gold zones at Midway.

In December 2006, we drilled and installed 14 monitor wells to study the dewatering costs for the underground decline when four of the holes encountered gold. In an extension of the Dauntless zone, monitor well hole MW06-47H intercepted 10 feet of 0.306 ounces per ton gold.  The vein is estimated to be four feet true width and is approximately 130 feet south of the Dauntless zone.  These tests indicate that gold persists in vein zones peripheral to the Discovery zone.  The hydrology holes will determine water characterization for planning and permitting of an underground exploration decline into the Discovery and Dauntless deposits.

In April 2007, we completed a 450 foot water well in the Discovery area. Pumping tests were conducted to determine the dewatering needs for an underground exploration decline. An initial 72 hour pumping test was completed and a second 30 day pump test is currently in progress. These tests are needed for the water rights and discharge permits.

In 2007, a three-dimensional analysis of 132 holes in the Discovery Zone found most high-grade intercepts were in narrow vertical veins.  The veins occur in sub-parallel clusters, 10 to 20 feet apart, with an average width of 6 feet.  In a portion of the Dauntless Foot Wall vein, the maximum width is 22 feet.  High-grade gold occurs where the veins cross an unconformity between underlying argillite and overlying volcanic.  Veins hosted in the argillite are well-defined veins and breccias.  Where they pass upward into the volcanics, veins splay out to form numerous thinner sub-parallel veins in a braided stockwork zone.  Visible gold is common in these veins.  The re-analysis of the Midway veins has greatly improved our understanding of the gold system.  We now recognize a boiling horizon, which deposited the higher grade gold and the structural control of gold shows that many past drill holes missed the key gold horizon along the veins.  This gives us an opportunity to significantly expand the gold mineralization on the project.

On January 28, 2008, we announced initiation of permitting for an exploration decline at the Midway Project.  A Plan of Operations has been submitted to the Bureau of Land Management (BLM) and the Nevada Division of Environmental Protection (NDEP) for a 3,000 foot decline.

We completed a cost analysis to convert the high-grade veins, intercepted by previous drilling, into reserves and this underground bulk sample plan is the most effective way to advance the project.  This allows us the opportunity to determine the true grade of the veins and help to delineate reserves and move toward production. The actual date of beginning the decline will depend upon the length of time it takes to receive regulatory approval, which typically takes 8 to 18 months. In addition, we have several hurdles to overcome such as processing site, financing, and availability of contract mining equipment and personnel but the high-grade nature of the deposit and simple metallurgy make the underground bulk sample a logical next step in the exploration and development.

The decline will be a 13 foot  by 13 foot inclined adit (underground tunnel) that will start west of the highway and drive 3,000 feet to the east to develop access 200 feet below high grade portions of the Midway, Rochefort and Dauntless veins (see table below and map attached). From these three veins a 50,000 ton bulk sample will be taken and processed.  Gold recovered from the bulk samples will offset a portion of the development costs. The decline will also provide a platform to explore and develop 77 high-grade vein intercepts currently identified on the project. In the event that exploration results support a development decision, then underground workings and permits will be in place to begin full scale mining. If there are no unexpected delays, we hope to reach the Discovery gold zone in late 2009.

The Plan of Operations includes 75 new acres of disturbance which will be reclaimed at the end of the project. If mining proceeds, most mine workings will be filled in with rock from the development work.  Any ore or bulk samples will be transported off-site for testing so there will be no processing facility or chemicals on the site. A water treatment plant will treat water discharged from the mine workings. The BLM and NDEP review an environmental analysis of the proposed Plan of Operations which includes public comment periods. In addition, there are 18 other permits required from a variety of federal, state, and local authorities.

Discovery Zone Vein	Weighted Average Grade (opt gold)	Average Width (ft)	Vertical (ft)	Strike Length (ft)
Midway Vein	4.387	5.9	280	370
Rochefort	1.296	4.0	324	422
Dauntless East	0.772	4.6	349	443
Dauntless HW	0.991	8.6	231	150
Dauntless FW	0.478	12.4	198	152

MIDWAY VEINS
DISCOVERY ZONE
W
121 ZONE
Midway Vein
Rochefort Vein
E
Alluvium
Silicified Tertiary Volcanics
Tertiary Volcanics
Discovery Fault
East Fault
Argillite
400 FEET
400 FEET
MIDWAY GOLD CORP.
Midway Project, Nevada
August 20, 2007
Legend
Well Defined Gold Veins (> 0.15 opt)
Veins With Less Definition

The Midway project is located at the intersection of the well-known Round Mountain/Goldfield trend and the Walker Lane. It is a low-sulfidation epithermal gold system with near-vertical quartz-adularia-gold veins. Bonanza gold veins occur in a series of en echelon vein clusters along a 1.5 mile northwest-trending band of mineralization. The best previously reported gold intercept was 2.5 feet of 119 opt gold in 17 feet that averaged 34.7 opt gold in core hole MW210 from the Midway vein.

Afgan, Thunder Mountain, Gold Rock, Burnt Canyon and Jessup Projects

Afgan Project

Prior to Midway acquiring the Afgan project as part of the Pan Nevada acquisition in April 2007, Michael M. Gustin, B.Sc. (Geol), Ph.D. (Econ Geol.)., of Mine Development Associates had estimated mineral resources to NI 43-101 reporting standards for the Afgan project.  The resources were reported in a technical report dated April 28, 2004 filed on the Company’s profile at www.sedar.com on September 10, 2007.  No models have been constructed to demonstrate the economics at current gold prices and therefore stated gold resources cannot be classified as a mineral reserve at this time.

Cut-off Gold oz/ton)	Tons	Gold Grade (oz Au/ton)	Gold ounces
Indicated
0.010	1,851,000	0.027	50,000
0.030	572,000	0.056	32,000
Inferred
0.010	1,286,000	0.026	34,000

Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated and Inferred Mineral Resources:  The tables set forth above regarding the Afgan mineral resources use the terms “Measured” mineral resources and “Indicated” mineral resources.  We advise U.S. investors that while those terms are recognized and required by Canadian regulations, the SEC does not recognize them.  “Inferred” mineral resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies.  U.S. investors are cautioned not to assume that any part or all of the inferred mineral resource exists or is economically or legally mineable.

This resource estimate is based on 134 drill holes for a total of 44,760 feet and a cut-off grade of 0.010 oz Au/ton; the indicated resources at a cutoff of 0.030 oz Au/ton are shown to provide grade distribution information . The Afgan resources were estimated by evaluating the drill data statistically, constructing geologic and mineral domains on cross sections, refining the mineral domain interpretations on level plans, performing geostatistics to aid in the definition of estimation parameters, and estimating gold grades into a three-dimensional block model by inverse-distance interpolation. Surpac® mining software was used for the block modeling and estimation.

The Afgan Project initially consisted of 73 unpatented lode mining claims that cover an area of approximately 1,270 acres in the Eureka mining district of Nevada. The Afgan deposit is situated within the center of the Battle Mountain-Eureka Trend, which hosts several gold occurrences such as Fortitude, Phoenix, Lone Tree, Pipeline, Cortez, Gold Bar and Archimedes mines, northwest and southeast of the property.  The Afgan project  is a disseminated, sediment-hosted gold target hosted in silicified siltstone and jasperoid breccias. The gold resources lie within a semi-continuous zone that extends for over 4,100 ft in a north-northeast direction and 1,500 ft east-west. The resources are open for possible expansion in several areas.

In August 2007, Midway acquired 104 unpatented claims from WFW Resources, LLC of Elko, Nevada, for a US$52,000 property payment and annual advance royalty payments of US$25,000 per year for years 2 to 5 and US$50,000 per year for years 6 to 10 with a NSR royalty of 4%. The royalty can be bought down to 1% NSR depending upon the price of gold. The newly acquired claims occur along the northwest extension of the resource and offer similar rock hosts and gold bearing fault zones as potential resource expansions and new gold targets.

Late in 2007 Midway drilled 7 holes totaling 2,970 feet that intercepted 85 feet of 0.039 opt gold in AF07-05 and 60 feet of 0.023 opt gold in AF07-02 on the south side of the target. A new gold zone with 25 feet of 0.016 opt gold in BC07-04 was intercepted on the Big Cyndi target two miles to the north. Prospective host rocks underlie the volcanic cover between these targets and provide an attractive target with substantial size potential.

Evaluation of this target is still in process. Work for 2008 in currently being planned, and may include geophysical surveys and drilling to test targets identified to date.

Thunder Mountain Project

Midway has controlled the property since 2004 through direct ownership of unpatented lode mining claims administered by the BLM. The property was initially staked by Newmont Mining Corporation during the joint venture and all the mineral rights were assigned to Midway when the joint venture was terminated.

During 2007, Midway drilled 7 reverse circulation drill holes where TM07-04 encountered 5 feet of 1.187 opt gold within 20 feet of 0.342 opt gold in silicified volcanic breccia. This was a 50 foot off-set of a previously drilled intercept of 10 feet of 1.93 opt gold within 30 feet of 0.705 opt gold. Additional drilling is needed to determine the extent of mineralization and true width.

The Company drilled 1,120 feet in four holes, on this target in January 2008 to follow up on these high-grade intercepts. Results are pending.  The gold is hosted in rhyolite volcanic tuff along northwest striking faults.

Gold Rock Project

Midway acquired the Gold Rock project as a part of the acquisition of Pan-Nevada in April 2007.  The northern portion of the project was formally called the Monte Project by Pan Nevada and was renamed when expanded by Midway.

The Gold Rock property has since been expanded to 14 square miles on the Battle Mountain-Eureka gold trend. The property includes and surrounds the Easy Junior open pit gold mine operated by Alta Bay in the 1980s. This is a sediment hosted gold system in highly prospective host rocks. Two other partially drilled gold targets occur on the property.  The Pilot shale-Devils Gate limestone have been the host rocks of several major gold deposits in the region and there is over six miles of these prospective host rocks that remain untested at Gold Rock.  The target is a Carlin style sediment hosted gold deposit.

The Company plans to drill a minimum of 16,000 feet in 20 holes in 2008 to test targets at Gold Rock. A gravity and ground magnetic survey was completed in January on the southern end of the property. Evaluation of this data is in progress. Geologic mapping, soil sampling and rock sampling programs are planned. Target development work will dominate the work plans for early 2008.

Burnt Canyon Project

In November 2007, Midway acquired the Burnt Canyon project.

The Burnt Canyon project is a new volcanic hosted gold exploration target located between the historic Seven Troughs high grade gold district and the Wildcat gold resource of Allied Nevada. The property was acquired in late 2007 and has exploration targets identified for high grade gold veins and low grade disseminated gold in altered tuffs. In addition, a gold bearing jasperoid along the range front has identified a pediment target to the east. Geochemical sampling has identified several large low-grade gold anomalies at the surface associated with altered volcanic and volcanoclastic tuff.

The Company plans to drill 4,000 feet in 10 holes in 2008 to test targets at Burnt Canyon. Preliminary soil, gravity, and ground magnetic surveys were completed in January and results are being evaluated. Drill holes will be targeted using this data and a program of geologic mapping currently being planned.

Jessup Project

On August 21, 2007, the Company sold all of its interest in the Jessup project to Rye Patch Gold Corp. (“Rye Patch”) a Canadian company recently listed for trading on the TSX Venture Exchange.   On September 28, 2007, the Company received US$246,367, 2,000,000 common shares of Rye Patch and 1,000,000 common share purchase warrants entitling the Company to purchase one common share of Rye Patch at an exercise price of $1.00 until

September 28, 2009.  The 2,000,000 common shares will be available to sell beginning with 400,000 on September 28, 2007 and then 400,000 each six months after until they are all available to sell by September 28, 2009.  There was no gain or loss on disposal.

ITEM 3.   LEGAL PROCEEDINGS

Other than as set forth in this item, neither we nor any of our property is currently subject to any material legal proceedings or other regulatory proceedings.

In May 2006 Midway’s wholly-owned Nevada subsidiary MGC Resources Inc. (“MGC") purchased additional property (the “Disputed Property”) from Seymork Investments Ltd. (“Seymork”) for US$200,000 to expand the Spring Valley project in Nevada. The Disputed Property represents about 4% of the surface area of the Spring Valley project.  In 1998, the transfer of Emma Wagner’s ("Wagner") interest in the Disputed Property to Seymork, as well as a transfer of the interest held by Wagner’s deceased husband’s estate to Seymork, was formally approved by a Nevada court.  As part of the consideration for the court-approved transaction, Seymork executed two promissory notes, one in favor of Wagner and one in favor of the estate of Wagner’s deceased husband.  Two deeds of trust relating to the Disputed Property were also executed and recorded to secure payment of the promissory notes.  Both notes were later assigned to a group represented by Wallace D. Stephens (collectively "Stephens").  The promissory notes were not repaid and, in March 2006, Stephens sought to foreclose its interest against Seymork. In June 2006, Wagner brought a cross claim in the lawsuit against Seymork alleging that Wagner was the rightful owner of the Disputed Property, and claiming that the conveyance to Seymork was not a sale but that Seymork had agreed to hold the Disputed Property in trust for Wagner.  MGC joined the lawsuit in order to protect its interests in the Disputed Property.  If the court determines that Seymork was the rightful owner of the Disputed Property then MGC will be required to negotiate a settlement of the Stephens promissory notes.  Stephens claims that the current balance on the promissory notes, including interest and attorneys fees, is approximately $570,000.  The amount of the settlement cannot be reasonably estimated at this time and the occurrence of the confirming future event is not determinable. If the court determines that Wagner was the rightful owner of the Disputed Property then MGC will lose title to the Disputed Property it purchased from Seymork and will write off the purchase price of US$200,000.

MGC believes it has a credible basis for maintaining its title to the Disputed Property.  MGC has filed a motion for summary judgment seeking to quiet title to the Disputed Property and is awaiting a decision by the court.  The outcome of this matter is not determinable at present.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares began trading on the American Stock Exchange on January 3, 2008 under the trading symbol “MDW” and our common shares continue to trade on the TSX Venture Exchange (the “TSX.V”) under the trading symbol “MDW.” As of March 14, 2008, 49,867,764 common shares were issued and outstanding, and we had approximately 134 shareholders of record.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

As of March 14, 2008, the closing price per share for our common shares as reported by the American Stock Exchange was US$3.20 and as reported by the TSX Venture Exchange was Cdn$3.15.

Our common shares are quoted on the TSX.V under the symbol “MDW”. The following table sets out the market price range of Midway’s common shares on the TSX.V for the periods indicated.

Period	High Cdn$	Low Cdn$
2007
First Quarter	3.45	2.65
Second Quarter	3.48	2.57
Third Quarter	3.72	2.14
Fourth Quarter	3.89	2.91

2006
First Quarter	2.60	1.58
Second Quarter	3.17	1.77
Third Quarter	3.74	2.21
Fourth Quarter	3.59	2.40

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Dividend Policy

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider our then current business results, cash requirements and financial condition.

Repurchase of Securities

During 2007, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

As of December 31, 2007, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our Stock Option Plan adopted by the Board of Directors on May 6, 2003 (the “Stock Option Plan”).  The Stock Option Plan has been approved by our shareholders.

The following summary information is presented for the Stock Option Plan as of December 31, 2007.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	3,726,500	$2.18	1,241,766
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

Stock Option Plan Information

The following is a summary of important Stock Option Plan provisions.  It is not a comprehensive discussion of all of the terms and conditions of the Stock Option Plan.  The information provided below may be modified or altered by some provisions in the Stock Option Plan.  Readers are advised to review the full text of the Stock Option Plan to fully understand all terms and conditions of the Stock Option Plan.

Purpose

The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by enhancing the ability of the Company to attract and retain the best available talent and to encourage the highest level of performance by senior officers, key employees, directors and consultants of the Company and of its subsidiaries through ownership of common shares in the Company.

Persons Eligible

The Stock Option Plan provides for the issuance of stock options to any director, senior officer, employee, company that is wholly-owned by a director, senior officer or, subject to applicable laws and the policies of any exchanges on which the Company’s common shares are listed, a consultant, as the board of directors of the Company may from time to time designate as a participant under the Stock Option Plan.

Administration

The Stock Option Plan is administered by the Board which has authority to (a) grant options priced in accordance with the Stock Option Plan; (b) to prescribe the form of certificate evidencing grants of options to participants and any other instruments required under the Stock Option Plan and to change such forms from time to time; (c) subject to the limitations specified in the Stock Option Plan, to adopt, amend and rescind rules and regulations for the administration of the Stock Option Plan; (d) to interpret and administer the Stock Option Plan and to decide all questions and settle all controversies that may arise in connection with the Stock Option Plan; (e) to determine who is eligible to receive options pursuant to the eligibility criteria set forth in the Stock Option Plan; and (f) to make all other determinations necessary or advisable for the administration of the Stock Option Plan. The grant and exercise of any options under the Stock Option Plan is subject to compliance with the applicable requirements of each stock exchange on which the shares are or become listed and of any governmental authority or regulatory body to which the Company is subject.

Shares Available under the Stock Option Plan

Options granted under the Stock Option Plan give the holder thereof the right to buy a specified number of common shares at a fixed price before a specified date in the future.  Depending upon the successful financial performance of the Company, such common shares will hopefully provide the holder thereof an opportunity to buy common shares at a price below the prevailing market price.

Each option granted to participants will be subject to individual terms specified by the Board in the participant’s option agreement.

In order to comply with all applicable federal, provincial or state income tax laws or regulations, the Company may take such action as it deems appropriate to ensure that all applicable federal or state payroll, withholding, income or other taxes, which are the sole and absolute responsibility of a participant, are withheld or collected from such participant.

Subject to adjustment as provided in the Stock Option Plan, the Company may issue options as follows:

(a)

the number of common shares to be issued or allotted and reserved for issuance from time to time upon the exercise of options granted under the Stock Option Plan will not at any point in time exceed 10% of the issued and outstanding common shares;

(b)

 no more than an aggregate of 5% of the issued and outstanding common shares may be granted to any one individual in any 12 month period, unless the Company is a Tier 1 Issuer and has obtained disinterested shareholder approval;

(c)

no more than an aggregate of 2% of the issued and outstanding common shares may be granted to any one consultant in any 12 month period; and

(d)

no more than an aggregate of 2% of the issued and outstanding common shares may be granted to all employees conducting investor relations activities, in any 12 month period.

In the event of a stock split, consolidation or reclassification or other change in the Company’s capital, other than an issue of common shares or by way of stock dividend, the number and exercise price of options will be adjusted by the Board to preserve the rights of the participants substantially proportionate to those existing prior to such event.

Shares issuable upon exercise of stock options have been registered under the U.S. Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 22, 2008.

Terms and Conditions of Stock Options

Option Agreement.  All options shall be granted under the Stock Option Plan by means of an option agreement between the Company and each participant in the form as may be approved by the Board, such approval to be conclusively evidenced by the execution of the option agreement by any one director or officer of the Company.

Vesting and Term.  With the exception of any options granted to a consultant who performs Investor Relations Activities (as defined in the Stock Option Plan), all options granted to each participant under the Stock Option Plan will become vested on the grant date, or at such other time as may be established by the Board at the time of the grant in compliance with the policies of any exchange on which the common shares are traded.  The Board will, at the time of grant, determine the vesting date or dates of any options granted to a consultant who performs Investor Relations Activities (as defined in the Stock Option Plan) provided that such options must vest in stages over 12 months with no more than ¼ of the options vesting in any three-month period.  Pursuant to the Stock Option Plan, the term of any option granted shall not exceed ten (10) years, or five (5) years if the Company ceases to be a Tier 1 issuer on the TSX Venture Exchange at the time of grant.

Exercise Price.  The exercise price to each participant for each common share shall be as determined by the Board, but shall in no event be less than (a) the last closing price of the shares on the TSX Venture Exchange on the last business day before the date on which the option is granted or, if no common shares are traded on such day, then the minimum exercise price shall be the last closing price prior thereto less (b) a discount, which shall not exceed the amount set forth below, subject to a minimum price of Cdn$0.10:

Closing Price	Discount
up to Cdn$0.50	25%
$0.51 to $2.00	20%
Above $2.00	15%

Non-Assignable.  Options granted under the Stock Option Plan shall not be transferable or assignable by a participant other than by will or pursuant to the laws of succession.

Third Party Transactions.  In the event of a consolidation or merger in which the Company is not the surviving company, or in the event its outstanding common shares are converted into securities of another entity or exchanged for other consideration, or in the event of an offer for common shares being made by a third party that constitutes a take-over bid as that term is defined in the Securities Act (British Columbia) or would constitute a take-over bid as that term is defined in the Securities Act (British Columbia) but for the fact that the offeree is not in British Columbia, all outstanding options will immediately vest and all options granted to the participant under the Stock Option Plan and held by the participant will continue to be exercisable after the Company has sent notice to each of the participants to exercise the options only for a period of 30 days from the date of such notice or until the expiration of the option, if earlier.  After such time, the options will terminate; provided, however, that if such transaction does not close, all such options will be deemed not to have vested nor expired.

Exercise of Stock Options

Any exercise of an option must be in writing, signed by the participant and delivered or mailed to the Company with payment in full by cash or certified cheque, payable to the Company, for the number of common shares for which the option is exercised.

Upon any such exercise of an option, the Company shall cause the transfer agent and registrar of the common shares to promptly deliver to such participant or the legal representative of such participant, as the case may be, a share certificate in the name of such participant or the legal representative of such participant, as the case may be, representing the number of common shares specified in the notice.

Common shares shall not be issued with respect to an option unless the exercise of such option and the issuance and delivery of such common shares shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, and any applicable United States federal or state laws, Canadian laws, and such rules and regulations thereunder as the Company or the Board deems applicable.  The inability of the Company to obtain from any regulatory body the authority deemed by the Company to be necessary for the lawful issuance and sale of any common shares under the Stock Option Plan, or the unavailability of an exemption from registration for the issuance and sale of any common shares under the Stock Option Plan, shall relieve the Company from any liability with respect to the non-issuance or sale of such common shares and any purchase price paid to the Company will be returned to the participant.

Termination, Retirement, Resignation or Death of Participant

If any participant ceases to be eligible for a grant of options under the Stock Option Plan for any reason (a “Termination”), except the death of a participant or by reason of retirement pursuant to an established retirement policy of the Board or dismissal from employment or service for cause, all options granted to the participant under the Stock Option Plan and then held by the participant will, to the extent such options were vested and exercisable immediately prior to Termination, continue to be exercisable by the Participant for a period of 90 days following Termination or until the expiration date of the option if earlier.

If Termination is by reason of retirement pursuant to an established retirement policy of the Board, all options held by the retiring participant will become vested and exercisable, to the extent not already vested and exercisable immediately prior to retirement, and they continue to be exercisable until their original expiration date.

Any options granted to a participant who is engaged in Investor Relations Activities (as defined in the Stock Option Plan) will expire within 30 days after such participant ceases to be employed to provide Investor Relations Activities (as defined in the Stock Option Plan).

In the event of the death of a Participant, all options granted to the participant under the Stock Option Plan and held by the participant immediately before death will, to the extent such options were vested and exercisable at that time, continue to be exercisable by the legal representative of the participant for a period of one (1) year following the death of the participant or until the expiration date of the option if earlier.

Amendment of the Plan

The Board reserves the right, in its absolute discretion, to amend, modify or terminate the Stock Option Plan at any time.  The Stock Option Plan, and any amendments thereto, are subject to the prior approval of the TSX Venture Exchange, the American Stock Exchange and any other stock exchange or regulatory body having jurisdiction over the securities of the Company and ratification by the shareholders of the Company at each annual general meeting of the Company.

Recent Sales of Unregistered Securities

On December 12, 2006, Pan-Nevada and Midway announced an agreement whereby Midway would acquire, through a series of transactions, all of the issued and outstanding common shares in the capital of Pan-Nevada on the basis of one common share of Midway for every 3.5714 common shares of Pan-Nevada (or 0.28 of a Midway share for each Pan-Nevada share) pursuant to a Plan of Arrangement between Pan-Nevada and Midway (the “Arrangement”).  On April 16, 2007 (the “Effective Date”), the Plan of Arrangement was closed.  As a result of the Arrangement, all former Pan-Nevada shareholders became shareholders of Midway on the basis of one Midway share for every 3.5714 Pan-Nevada common shares held, and Midway issued 7,764,109 shares of common shares.  Also, holders of Pan-Nevada share purchase warrants and stock options were issued new Midway share purchase warrants and stock options under the Arrangement, adjusted to reflect the same 3.5714 exchange ratio as the common shares.  The new Midway share purchase warrants and stock potions are exercisable within the deadlines applicable to their Pan-Nevada stock options and warrants, subject to the terms of the Pan-Nevada stock option plan and warrant certificates, respectively, at prices relative of the 3.5714 exchange ratio.  Midway issued 870,323 warrants and 308,000 options in connection with the issuance.  The issuance by Midway of the Midway Shares, Options and Warrants pursuant to the Arrangement was not registered under the Securities Act or the securities laws of any state of the United States and was effected in reliance upon the Section 3(a)(10) Exemption under the Securities Act and applicable exemptions from registration under the securities laws of each state of the United States in which U.S. Shareholders reside.  Section 3(a)(10) of the Securities Act exempts from registration a security which is issued in exchange for outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange have the right to appear, by a court or by a governmental authority expressly authorized by law to grant such approval.  Accordingly, the final order of the Court constituted a basis for the exemption from the registration requirements of the Securities Act with respect to the Midway Shares, Options and Warrants issued in connection with the Arrangement.  The final Court order found that the terms and conditions of the exchange are fair to those to whom securities will be issued and in making the fairness determination the Court was provided sufficient information  to determine the value of both the securities, claims or  interests to be surrendered and the securities issued in the Arrangement.  The Court acknowledged in the final Court order that Midway would rely on the Section 3(a)(10) exemption based on the Court's approval of the transaction.

During the past three years Midway has raised all of its funding by way of private placements.  We offered and sold the following securities outside the United States to non-U.S. persons in off-shore transactions pursuant to the exclusion from registration available under Regulation S of the Securities Act and in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

On February 16, 2005 Midway closed a Cdn$2,125,000 non-brokered private placement of 2,500,000 units at Cdn$0.85 per unit with each unit comprised of one common share and one non-transferable share purchase warrant.  The units were issued to non-U.S. persons outside the United States in off shore transactions in reliance upon an exception from the registration requirements available under Rule 903 of Regulation S and to “accredited investors” (as defined in Rule 501(a) of Regulation D) in the United States pursuant to an exemption from registration available under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.  All of the 2,500,000 share purchase warrants that entitled the holder to purchase one additional share at a price of Cdn$1.00 per share for a period of one year were subsequently exercised.  A finders’ fee of Cdn$69,700 was paid and 75,800 common shares were issued in connection with this transaction.

On July 27, 2005 Midway closed a Cdn$1,150,000 non-brokered private placement of 1,000,000 units at Cdn$1.15 per unit with each unit comprised of one common share and one-half of one non-transferable share purchase warrant.  The units were issued to non-U.S. persons outside the United States in off shore transactions in reliance upon an exception from the registration requirements available under Rule 903 of Regulation S and to “accredited investors” (as defined in Rule 501(a) of Regulation D) in the United States pursuant to an exemption from registration available under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.   All of the 500,000 share purchase warrants that entitled the holder to purchase one additional share at a price of Cdn$1.15 per share for a period of one year were subsequently exercised.

On August 22, 2005 Midway closed a Cdn$700,000 non-brokered private placement of 500,000 units at Cdn$1.40 per unit with each unit comprised of one common share and one-half of one non-transferable share purchase warrant.  The units were issued to one non-U.S. person outside the United States in off shore transactions in reliance upon an exception from the registration requirements available under Rule 903 of Regulation S and to one  “accredited investor” (as defined in Rule 501(a) of Regulation D) in the United States pursuant to an exemption from registration available under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.   All of the 250,000 share purchase warrants that entitled the holder to purchase one additional share at a price of Cdn$1.45 per share for a period of one year were subsequently exercised.

In January 2006, Midway issued 40,000 common shares at a value of Cdn$88,000 pursuant to a purchase and sale agreement to purchase mining claims for the Spring Valley project.  The common shares were issued to a non-U.S. person outside the United States in off shore transactions in reliance upon an exception from the registration requirements available under Rule 903 of Regulation S.

 On May 16, 2006 Midway closed a Cdn$6,705,000 non-brokered private placement of 3,725,000 units at Cdn$1.80 per unit with each unit comprised of one common share and one-half of one non-transferable share purchase warrant.  The units were issued to non-U.S. persons outside the United States in off shore transactions in reliance upon an exception from the registration requirements available under Rule 903 of Regulation S. and to “accredited investors” (as defined in Rule 501(a) of Regulation D) in the United States pursuant to an exemption from registration available under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.  Of the 1,862,500 share purchase warrants that entitled the holder to purchase one additional share at a price of Cdn$2.70 per share for a period of one year 1,725,000 were subsequently exercised.   We filed a resale registration statement on Form S-1 to register the shares of common stock issuable or issued to the investor for resale.  The registration statement was declared effective on December 11, 2007.

On November 10, 2006 Midway closed a Cdn$5,000,000 non-brokered private placement of 2,000,000 units at Cdn$2.50 per unit with each unit comprised of one common share and one-half of one non-transferable share purchase warrant.  The units were issued to non-U.S. persons outside the United States in off shore transactions in reliance upon an exception from the registration requirements available under Rule 903 of Regulation S and “accredited investors” (as defined in Rule 501(a) of Regulation D) in the United States pursuant to an exemption from registration available under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.   The 1,000,000 share purchase warrant entitled the holder to purchase one additional share at a price of Cdn$3.00 per share until November 10, 2007, of which 908,782 of these warrants were exercised prior to expiration..  We filed a resale registration statement on Form S-1 to register the shares of common stock issuable or issued to the investor for resale.  The registration statement was declared effective on December 11, 2007.

On August 24, 2007 we issued 2,000,000 common shares at a price of Cdn$2.70 per share for proceeds of Cdn$5,400,000 by way of a private placement pursuant to an exception from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended.

Stock Performance Graph

The performance graph below shows Midway Gold Corp.’s cumulative total return based on an initial investment of $100 in Midway’s common stock, as compared with the AMEX Composite Index and the AMEX Gold Miners Index.  The chart shows performance marks as of the last trading day during each of the last five years.  This performance chart assumes:  (1) $100 was invested on December 31, 2003 in Midway common stock at a price of Cdn$2.40/US$1.86 on the TSX.V, the AMEX Composite Index and the AMEX Gold Miners Index; and (2) all dividends are reinvested.  Canadian dollar closing price quotes on the TSX.V are converted to US dollars using the noon exchange rate as quoted by the Bank of Canada for the date of the closing price quote.

DATA TABLE
	31-Dec-2003	31-Dec-2004	30-Dec-2005	29-Dec-2006	31-Dec-2007
Midway Gold Corp.	$100.00	$46.97	$73.90	$140.93	$209.25
AMEX Composite Index	$100.00	$122.22	$149.89	$175.23	$205.33
AMEX Gold Miners Index	$100.00	$90.44	$116.74	$142.26	$166.24

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data of Midway for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 reflected in the following table, have been derived from the audited consolidated financial statements of Midway.  On April 17, 2007, Midway acquired Pan-Nevada Gold Corporation and its wholly owned subsidiary Apex Energy (U.S.) Inc.; accordingly the statement of operations of Midway for the year ended December 31, 2007, includes the results of Pan-Nevada for the period from April 17, 2007 to December 31, 2007.  The data set forth below should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

		Midway Gold Corp. Selected Financial Data (Cdn$ in 000s, except per share data)
U.S. GAAP	Years Ended December 31,
	2007		2006		2005		2004		2003
Statements of Operations Data
Operating revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil

Interest income	331	197	42	9	7
Net loss for the year	10,666	7,241	4,403	2,995	1,575
Basic and diluted loss per common share	$(0.24)	$(0.23)	$(0.18)	$(0.16)	$(0.09

Balance Sheets Data	At December 31,
Total assets	$57,413	$16,695	$8,143	$6,960	$6,408
Working capital	8,005	8,127	1,094	357	429
Mineral properties	47,453	7,679	6,601	6,167	5,842
Net assets	48,693	16,088	7,164	6,615	6,303
Stockholders’ equity	48,693	16,088	7,164	6,615	6,303
Weighted average number of shares Outstanding (000’s)	43,992	32,000	24,064	19,037	17,171

We have no off balance sheet arrangements as of December 31, 2007.

Midway has not declared any dividends on its common shares since incorporation and does not anticipate that it will do so in the foreseeable future.  The present policy of Midway is to retain future earnings for use in its operations and the expansion of its business.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report filed on Form 10-K.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” and elsewhere in this report.

Overview

Company Overview

Midway is a precious metals exploration company focused on the creation of value for shareholders by exploring and developing quality precious metal resources in stable mining areas.

Midway operates from an office in Helena, Montana.  In addition, the Company has three field offices in Lovelock, Tonopah, and Eureka, Nevada. These offices support the Spring Valley, Midway and Pan Projects, respectively. These offices also support work on five other exploration projects, located on four of the major Nevada gold trends. Midway currently controls over 69 square miles (157 sq. km) of mineral rights on the Cortez, Humboldt, Round Mountain, and Carlin Gold Trends.

Business Strategy and development

Don Harris (M.Sc. and CPG) was appointed as Vice President of Advanced Projects and Bill Neal (M.Sc. and CPG) was appointed as Vice President of Exploration in 2007.

We have three advanced exploration projects:  the Spring Valley, the Pan and the Midway projects and four early stage exploration targets. Midway plans to continue to attempt to expand these new gold discoveries through aggressive exploration.  New discoveries will be attempted on the Gold Rock, Afgan, Burnt Canyon, and Thunder Mountain projects by using systematic exploration techniques that if successful will delineate new gold discoveries.  Below is a summary of our work completed in 2007 and our expectations for our projects in 2008.

Spring Valley Project

The Spring Valley project is a diatreme/porphyry hosted gold system beneath pediment gravels. The Company drilled 102,000 feet in 2007 to expand the West Diatreme and North Hill zones and to test the Deep Porphyry potential. Limited in-fill drilling was completed on the Pond, Porphyry, and Sill zones. These zones form a coherent gold trend 3,500 feet long and 3,500 feet wide that has been tested to a depth of 1,400 feet. The mineralization remains open to the northeast, southwest and at depth. An additional 10,850 feet were drilled on the Limerick, American Canyon, King David, and Golden Gate satellite targets. Drilling is planned to follow-up gold and silver intercepts on three of these targets.

An updated resource estimate was announced for Spring Valley in January, 2008. A gold grade block model was developed by AMEC E&C Services, Inc. (AMEC) of Sparks, Nevada to estimate a gold resource with a Lerchs-Grossmann (L-G) optimization shell using a gold price of $650 per ounce. The model left a large number of grade blocks outside of the L-G optimization shell, and the Company is working with AMEC to refine the grade model and to identify areas where additional drilling could bring known mineralization into the resource.

The Company plans to drill 90,000 feet in 100 holes in 2008 for a combined program of in-fill, step-out, and exploration drilling. In-fill drilling will target adding ounces to subsequent resource estimations. Step-out drilling will focus on the West Diatreme target and the North Hill target. Exploration drilling will test eight outlying targets identified by geologic mapping, soil sample surveys, rock chip anomalies, and geophysical anomalies. Exploration targets include the Fitting target where strong arsenic-antimony soil anomalies occur over altered thin-bedded limestone adjacent to a metal-rich range front fault. The Gold Mountain target is an altered rhyolite flow dome with structurally controlled gold zones identified over an area 3800 feet by 2,800 feet. In addition to drilling, initial development work including metallurgical testing, hydrologic assessment, and acid rock characterization is planned. A NI 43-101 compliant report dated June 2006 is available for this property. An updated NI 43-101 report was completed in March 2008.

Pan Project

Almost immediately after acquiring Pan-Nevada in April 2007, Midway began drilling at the Pan project.   The Pan project is a sediment-hosted gold deposit on the prolific Battle Mountain-Eureka gold trend in Nevada. It is an oxide deposit exposed on the surface with simple metallurgy. In 2007, the Company drilled 35,510 feet in 113 holes. Four new gold zones were discovered at Nana, Barite, Wendy, and Boulders.  Drill results at Boulders extended gold for 1,300 feet under volcanic outcrop at North Pan. Drill results at Barite and Wendy extended gold at South Pan by 400 feet south and 300 feet east respectively.  The Nana zone, 4,000 feet northwest of North Pan, represents a new exploration opportunity.

A large scale soil survey identified four previously unknown gold-arsenic anomalies with no previous exploration  in new areas over 1 mile south of the current drilling. Results from a recently completed detailed gravity survey have also outlined several new targets areas. As a result, additional claims were staked bringing the property position to 15 square miles.

The Company plans to drill 54,000 feet in 100 holes at Pan in 2008. This will include confirmation drilling to initiate a scoping study for pre-feasibility, especially where previous holes bottomed in mineralization.  Step-out drilling will continue to test expansions of new gold discoveries from 2007. Exploration drilling will test new targets under volcanics and those identified by soils and geophysics. A NI 43-101 compliant report dated January 2005 is available for this property.

Midway Project

The Midway project is a high grade epithermal quartz-gold vein system situated between the Round Mountain mine and Goldfields, Nevada. Bonanza gold veins occur in a series of parallel northwest-trending vein clusters for a 1.5 mile distance. The best previously reported gold intercept was 2.5 feet of 119 opt (ounce per ton) gold within 17 feet that averaged 34.7 opt gold from the Midway vein. Weighted average grades and widths of the veins targeted for a bulk sample are shown in the table below:

Discovery Zone Vein	Weighted Average Grade (opt gold)	Average Width (ft)	Vertical (ft)	Strike Length (ft)
Midway Vein	4.387	5.9	280	370
Rochefort	1.296	4.0	324	422
Dauntless East	0.772	4.6	349	443
Dauntless HW	0.991	8.6	231	150
Dauntless FW	0.478	12.4	198	152

In January 2008, the Company submitted a Plan of Operations for an underground mining operation to the Bureau of Land Management (BLM) and the Nevada Division of Environmental Protection (NDEP). Plans call for a 3000 foot inclined adit (underground tunnel) that will provide access to high grade portions of 14 gold veins in the Discovery Zone. A 50,000 ton bulk sample and metallurgical testing will help determine the true grade of the veins, help delineate reserves, and move the project toward production. Gold recovered from the bulk sample will offset a portion of the development cost of the decline. If there are no unexpected delays, the Company hopes to reach the Discovery gold zone in late 2009.

In 2008, the Company plans to drill 2,200 feet in 16 holes for geotechnical tests and to evaluate planned facility sites. Drilling is currently underway on the project with one core rig.  Baseline studies for permitting are in progress. Pump tests are underway for groundwater hydrology studies. Additional work will support environmental studies for permitting and to finalize underground development plans. A NI 43-101 compliant report dated February 2005 is available for this property.

Afgan Project

The Afgan project is a sediment-hosted gold target on the Battle Mountain-Eureka trend near Eureka, Nevada. Gold has been intercepted in drilling on either side of a broad area covered by volcanic rocks. Drilling in 2007 intercepted 85 feet of 0.039 opt gold in AF07-05 and 60 feet of 0.023 opt gold in AF07-02 on the south side of the target. A new gold zone with 25 feet of 0.016 opt gold in BC07-04 was intercepted on the Big Cyndi target two miles to the north. Prospective host rocks underlie the volcanic cover between these targets and provide an attractive target with substantial size potential.

Evaluation of this target is still in process. Work for 2008 in currently being planned, and may include geophysical surveys and drilling up to 16 holes to test targets identified to date.  A NI 43-101 compliant report dated April 2004 is available for this property.

 Thunder Mountain Project

The Thunder Mountain project is a high grade quartz-adularia-gold vein and breccia target approximately 6 miles southeast of the Midway project gold system. In 2007 drilling, TM07-04 encountered 5 feet of 1.187 opt gold within 20 feet of 0.342 opt gold in silicified volcanic breccia.  This was a 50 foot off-set of a previously drilled intercept of 10 feet of 1.93 opt gold within 30 feet of 0.705 opt gold. Additional drilling is needed to determine the extent of mineralization and true width.

Gold Rock Project

Midway acquired the Gold Rock project as part of the acquisition of Pan-Nevada in April 2007.  The Gold Rock property has since been expanded to 14 square miles on the Battle Mountain-Eureka gold trend. The property includes and surrounds the Easy Junior open pit gold mine operated by Alta Bay in the 1980s. This is a sediment hosted gold system in highly prospective host rocks. Two other partially drilled gold targets occur on the property.

The Pilot shale-Devils Gate limestone have been the host rocks of several major gold deposits in the region and there is over six miles of these prospective host rocks that remain untested at Gold Rock.

The Company plans to drill 16,000 feet in 20 holes in 2008 to test targets at Gold Rock. A gravity and ground magnetic survey was completed in January on the southern end of the property. Evaluation of this data is in progress. Geologic mapping, soil sampling and rock sampling programs are planned.

Burnt Canyon Project

The Burnt Canyon project is a new volcanic hosted gold exploration target located between the historic Seven Troughs high grade gold district and the million ounce Wildcat gold resource of Allied Nevada. The property was acquired in late 2007 and has exploration targets identified for high grade gold veins and low grade disseminated gold in altered tuffs. In addition, a gold bearing jasperoid along the range front has identified a pediment target to the east.

The Company plans to drill 4,000 feet in 10 holes in 2008 to test targets at Burnt Canyon. Preliminary soil, gravity, and ground magnetic surveys were completed in January and results are being evaluated. Drill holes will be targeted using this data and a program of geologic mapping currently being planned.

Jessup Projects

On August 21, 2007 the Company sold all of its interest in the Jessup project to Rye Patch Gold Corp. (“Rye Patch”) a Canadian company recently listed for trading on the TSX Venture Exchange.   On September 28, 2007 the Company received US$246,367, 2,000,000 common shares of Rye Patch and 1,000,000 common share purchase warrants entitling the Company to purchase one common share of Rye Patch at an exercise price of $1.00 until September 28, 2009.  The 2,000,000 common shares will be available to sell beginning with 400,000 on September 28, 2007 and then 400,000 each six months after until they are all available to sell by September 28, 2009.  There was no gain or loss on disposal.

Results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006

The net loss for the year ended December 31, 2007 was $10,666,106 (2006 – $7,241,228).

Significant differences in costs between the years are as follows:

Exploration expenses in the year ended December 31, 2007 was $10,038,930 (2006 – $6,432,052).  The details of the expenses in each year may be found in the schedule to the audited consolidated annual financial statements.  In the year ended December 31, 2007 $1,720,167 (2006 – $1,991,058) was spent at the Midway project, $6,313,919 (2006 - $4,362,326) at the Spring Valley project, $1,916,690 (2006 - $nil) at the Pan Project; $1,641 (2006 - $nil) at the Burnt Canyon project and $86,513 (2006 - $78,668) on investigation of other potential acquisitions.  Exploration levels are determined by the success of previous exploration programs on each project and available cash to fund additional programs.   Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $292,110 (2006 - $364,088).

Including in consulting fees was $110,000 paid to Golden Oak Corporate Services, a company wholly owned by Doris Meyer, the Company’s Chief Financial Officer and Corporate secretary for financial reporting and corporate compliance services.

Investor relations and travel costs combined were $368,081 for the year (2006 - $349,058).  Management travelled to and participated in several investor shows in North America.  Midway has focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors.

Professional fees paid to lawyers and auditors increased in the year ended December 31, 2007 primarily due to the Company’s preparation to register itself as a reporting issuer with the Securities and Exchange Commission in the USA.  Activities in 2006 related to expanded Canadian disclosure requirements and the review of property acquisitions and maintenance matters in the USA.

Salary payments are to Midway’s staff based in Helena, Montana.  The category include the estimated fair value of stock based compensation for stock options granted to employees, directors and officers in the period of $1,210,802 (2006 - $628,312).

Transfer agent and filing fees increased to $72,006 (2006 - $26,121) in the current year primarily because of costs associated with the Pan-Nevada acquisition and the general increase in trading and transfers of Midway’s stock.  This category of costs is expected to continue at this higher level with the Company’s dual-listing on January 3, 2008 on the American Stock Exchange.

Increases in interest income in the current year are a result of the increased interest rates and higher levels of cash on deposit.  The income tax recovery of $757,000 (2006 - $621,000) and an unrealized foreign exchange gain of $1,211,933 (2006 - $5,287) which comprises the foreign exchange gain (loss) of $1,108,258 (2006 - $(22,983) relate to the US dollar denominated future income tax liability recorded upon the acquisition of Pan-Nevada.

Results of operations for the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006

The net loss for the three months ended December 31, 2007 was $2,330,207 (2006 – $1,834,122).

Significant differences in costs between the quarters are as follows:

Exploration expenses in the three months ended December 31, 2007 was $1,847,327 (2006 – $1,551,261).  In the three months ended December 31, 2007 $156,762 (2006 – $543,764) was spent at the Midway project, $1,258,908 (2006 - $1,019,195) at the Spring Valley project, $424,763 (2006 - $nil) at the Pan Project; $1,641 (2006 - $nil) at the Burnt Canyon project and $5,253 (2006 – $(11,698)) on investigation of other potential acquisitions.  Exploration levels are determined by the success of previous exploration programs on each project and available cash to fund additional programs. Exploration salaries and labor for the three months ended December 31, 2006 include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $112,308 (2006 - $nil).

Including in consulting fees was $22,500 (2006 - $15,000) paid to Golden Oak Corporate Services, a company wholly owned by Doris Meyer, the Company’s Chief Financial Officer and Corporate secretary for financial reporting and corporate compliance services for the three months ended December 31, 2007.

Investor relations and travel costs combined were $100,450 for the three months ended December 31, 2007 (2006 - $152,632).  Management travelled to and participated in several investor shows in North America.  Midway has focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors.

Professional fees paid to lawyers and auditors increased in the three months ended December 31, 2007 of $122,255 include an accrual for the fiscal year 2007 audit and the remainder was primarily due to the Company’s preparation to register itself as a reporting issuer with the Securities and Exchange Commission in the USA and list on Amex on January 3, 2008.  Activities in the three months ended 2006 costing $25,707 related to expanded Canadian disclosure requirements and the review of property acquisitions and maintenance matters in the USA.

Salary payments are to Midway’s staff based in Helena, Montana totalled $210,899 in the three months ended December 31, 2007 (2006 - $256,593).  The category include the estimated fair value of stock based compensation for stock options granted to employees, directors and officers in the period of $72,571 (2006 - $189,260).

Interest income in the three months ended December 31, 2007 of $83,018 was about 15% higher than the $72,696 earned in the three months ended December 31, 2006 as a result of slightly higher interest rates and cash balances.

In the three months ended December 31, 2007, the income tax recovery of $102,000 (2006 - $196,500) and an unrealized foreign exchange loss of $122,067 (2006 - $9,213) relate to the US dollar denominated future income tax liability recorded with the acquisition of Pan-Nevada.

Summary of Quarterly Results (Unaudited)

	2007 Quarter Ended In								2006 Quarter Ended In
	Dec		Sept		June		March		Dec		Sept		June		March
	($ in thousands, except per share and total cash cost per ounce data)
Revenue from the sale of minerals	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	nil
Net loss		2,330		3,547		3,404		1,385		1,834		2,147		1,837		1,424
Net loss per share, basic and diluted		0.05		0.08		0.08		0.04		0.06		0.06		0.06		0.05

	2005 Quarter Ended In
	Dec		Sept		June		March

Revenue from the sale of minerals	$	Nil	$	Nil	$	Nil	$	Nil
Net loss		2,182		1,038		842		341
Net loss per share, basic and diluted		0.09		0.04		0.04		0.02

Notes and Factors Affecting Comparability of Quarters:

(1)

The Company is a mineral exploration company at the development stage and has no operating revenues.

(2)

Stock based compensation costs are a non-cash expense and represent an estimate of the fair value of stock options granted.  These expenses are often the largest item included in the Statement of Operations and they represent a significant source of variation in loss from quarter to quarter.  Stock based compensation is allocated between salaries and benefits and mineral exploration expenditures.

(3)

Costs for the June 30 quarter tend to be higher due to printing and mailing of shareholder material for the Company’s annual general meeting and costs of conducting this meeting.

(4)

Costs for the December 31 quarter also tend to be higher due to accruals for the annual audit.  Administratively, management tends to critically review all exploration projects in detail at this time of year and makes decisions about which projects it wishes to continue and which projects it will abandon.

(5)

The effect of the change in accounting policy to expense all exploration expenses instead of capitalizing them was taken in the fourth quarter of 2006 and 2005 in this MD&A and the net loss shown for each quarter is as previously reported.

Financial Condition and Liquidity

The Company began the year with cash on hand of $8,568,839.  During 2007 the Company expended $11,160,630 on operations, invested a total of $3,942,351 in mineral property and equipment, which includes the final payment of US$3 million to acquire the original 44 Spring Valley claims and raised $14,859,422 from the issue of shares for cash to end at December 31, 2007 with cash on hand of $8,325,280.

Working capital at December 31, 2007 was $8,004,682 compared to $8,126,648 at December 31, 2006.

We have no revenues from operations, and should we wish to accelerate our exploration and development programs or acquire additional mineral exploration projects and fund exploration programs on those newly acquired projects, we may raise additional funds.

On August 28, 2007 we closed a private placement financing with Resolute Performance Fund of 2,000,000 common shares for proceeds of $5,400,000.

In 2007, we issued a total of 385,500 common shares pursuant to the exercise of stock options for cash proceeds of $541,799 and 2,276,822 common shares pursuant to the exercise of common share purchase warrants for cash proceeds of $5,670,179.

From January 1, 2008 to March 14, 2008 we issued 185,000 common shares pursuant to the exercise of stock options for proceeds of $337,750.

As of March 14, 2008, there are 108,500 share purchase warrants outstanding at $1.43 and 3,541,500 stock options at prices ranging from $0.80 to $3.20.  If all the warrants and options were exercised the proceeds to the Company would be approximately $4.8 million. While it is probable that some of these warrants and options will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

Midway plans to raise capital in 2008 to fund its continued exploration and development.

Contractual Obligations

There are no contractual obligations other than those described in the notes to the audited consolidated financial statements.

Off-balance sheet arrangements

There are no off balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Environmental Compliance

Our current and future exploration and development activities, as well as our future mining and processing operations, are subject to various federal, state and local laws and regulations in the countries in which we conduct our activities. These laws and regulations govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. We expect to be able to comply with those laws and do not believe that compliance will have a material adverse effect on our competitive position. We intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with our mining operations and exploration activities. We intend to maintain standards of environmental compliance consistent with regulatory requirements.

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of December 31, 2007, we have accrued US$70,466 related to reclamation and other closure requirements at our properties, an increase of US$35,279 from December 31, 2006. These liabilities are covered by a combination of surety bonds and restricted cash totaling $349,239 at December 31, 2007 (2006 - $192,715). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of December 31, 2007; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

Critical accounting policies

Critical accounting estimates used in the preparation of the financial statements include our estimate of recoverable value on our property, plant and equipment, site reclamation and rehabilitation as well as the value assigned to stock-based compensation expense. These estimates involve considerable judgment and are, or could be, affected by significant factors that are out of our control.

The factors affecting stock-based compensation include estimates of when stock options might be exercised and the stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors including the market value of Midway shares and financial objectives of the holders of the options. We used historical data to determine volatility in accordance with Black-Scholes modeling, however the future volatility is inherently uncertain and the model has its limitations. While these estimates can have a material impact on the stock-based compensation expense and hence results of operations, there is no impact on our financial condition.

Midway’s recoverability evaluation of its mineral properties and equipment is based on market conditions for minerals, underlying mineral resources associated with the assets and future costs that may be required for ultimate realization through mining operations or by sale. Midway is in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk. Bearing these risks in mind, Midway has assumed recent world commodity prices will be achievable. We have considered the mineral resource reports by independent engineers on the Midway, Spring Valley, Pan and Afgan projects in considering the recoverability of the carrying costs of the mineral properties.  All of these assumptions are potentially subject to change, out of our control, however such changes are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As a result Midway has recorded a liability for the fair value of the reclamation costs it expects to incur. The Company estimated applicable inflation and credit-adjusted risk-free rates as well as expected reclamation time frames. To the extent that the estimated reclamation costs change, such changes will impact future reclamation expense recorded.

Recent United States Accounting Pronouncements

September 2006 - FASB issued Statement No. 157, “Fair Value Measures”.  This Statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. Statement No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of Statement No. 157 will change current practice. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of Statement No. 157 but does not expect that it will have a material impact on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the Company’s first quarter ended March 31, 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements, but does not expect that it will have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141 and SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements”, an amendment of ARB No. 51 (“FAS 160”). FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. FAS 141R and FAS 160 shall be applied prospectively on or after an entity’s fiscal year that begins on or after December 15, 2008. The Company is currently assessing the impact that FAS 141R and FAS 160 will have on its consolidated financial statements, but does not expect that it will have a material impact on the consolidated financial statements.

Related Party Transactions

The Company had the following related party transactions for the three years ended December 31, 2007, 2006 and 2005, respectively.

	2007	2006	2005

Consulting services paid to a company owned by an officer of the Company	$110,000	$-	$-
Management fees paid to a company related by virtue of a director and two officers in common	-	122,500	60,000
Recovery of office costs from a company managed by common directors and officers	(25,784)	-	-

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Midway has no publicly or privately traded securities or market instruments aside from our own equity.  The only publicly traded securities are the common shares of Midway, which trade on AMEX and TSX.V.  We have no debt instruments subject to interest payments, sales contracts, swaps, derivatives, or forward agreements or contracts, or inventory.

Midway has no currency or commodity contracts, and we do not trade in such instruments.

Midway has no cash flow or revenue from operations.  Our operating funds are currently provided by equity issuances. We have to date always raised funds in Canadian dollars although we incur the majority of our expenditures in Canadian and United States dollars.  The shares of Midway are listed for trading on AMEX and TSX.V and accordingly our ability to raise equity funds and the price at which such issues are sold is directly related to the activity and price of our shares on such exchange.  In addition, as we incur expenditures in both Canadian and United States currencies we have exposure to foreign currency gains or losses.  We do not currently enter into any contracts or arrangements to hedge against currency fluctuations.

We have no debt instruments which are subject to interest payments.

We periodically access the capital markets with the issuance of new shares to fund operating expenses, and we do not maintain significant cash reserves over periods of time that could be materially affected by fluctuations in interest rates or foreign exchange rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of Midway Gold Corp. and Report of Independent Registered Chartered Accountants are filed as part of this Item 8 and are included in this Annual Report filed on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with KPMG LLP, our independent registered chartered accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Midway maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Midway’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, who is also the Company’s Chief Financial Officer, concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control

During the year ended December 31, 2007, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Sarbanes-Oxley Act Section 404 Internal Control Reporting Requirements

As a non-accelerated filer, compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 has been deferred and we will be subject to the requirements in our Annual Report on Form 10-K for fiscal year ending December 31, 2008.

ITEM 9B.  OTHER INFORMATION

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS RELATING TO THE OWNERSHIP OF MIDWAY SHARES

The following discussion of the treatment of future distributions from Midway, and the sale or exchange of Midway shares, is subject to the PFIC rules discussed below.  Midway may be treated as a passive foreign investment company, or "PFIC," for United States Federal income tax purposes.

Definition of a PFIC

Code Section 1297 defines a PFIC as a corporation that is not formed in the United States and, for any taxable year, either (i) 75% or more of its gross income is “passive income”, or (ii) the average percentage, by fair market value, of its assets that produce or that are held for the production of “passive income” is at least 50%.  For this purpose, “passive income” includes interest, dividends, certain rents and royalties, and other similar types of income.  The tax rules generally applicable to a PFIC are very complex and, in some cases, uncertain.  Each “United States person”  who holds Midway shares (“U.S. Holder”) as capital assets within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”) is strongly urged to consult his, her or its own tax advisor with respect to such rules.

Status of Midway as PFIC

Midway may be a PFIC for United States Federal income tax purposes.  However, the actual determination of PFIC status is fundamentally factual in nature and cannot be made until the close of the applicable taxable year.  Moreover, there can be no assurances that unanticipated events will not cause Midway to qualify or fail to qualify as a PFIC or that any determination concerning Midway's current or expected PFIC status will not be challenged by the IRS.  See “Taxation under the PFIC Rules” below.

If a foreign corporation is a PFIC at any time during a U.S. Holder's holding period (and was not a qualified electing fund (“QEF”) as described below), the U.S. Holder will generally continue to be subject to the rules regarding excess distributions and dispositions of PFIC stock discussed below, even if the foreign corporation ceases to be a PFIC, unless certain gain recognition elections are made to eliminate or “purge” the PFIC taint.

Taxation under the PFIC Rules

There are three separate taxation regimes under the PFIC rules: the QEF regime; the mark-to-market regime; and the excess distribution regime (which is the default regime).  A U.S. Holder who holds (actually or constructively) marketable or unmarketable stock in a foreign corporation during any year in which such corporation qualifies as a PFIC is subject to United States federal income taxation under one of these three regimes.  The impact of the PFIC rules on a U.S. Holder will depend upon which of these regimes applies to such U.S. Holder.

The QEF Regime

If a U.S. Holder so elects (an “Electing U.S. Holder”), and the PFIC agrees to annually supply certain information to the U.S. Holder, the Electing U.S. Holder's shares in the PFIC may be treated as an investment in a QEF.  Under the QEF regime, the Electing U.S. Holder is treated as receiving an annual distribution of his, her or its pro rata share of: (i) the PFIC's “net capital gain” (the excess of net long-term capital gain for a taxable year over net short-term capital loss for such year); and (ii) the PFIC's “ordinary earnings” (the excess of earnings and profits for such taxable year over net capital gain for such year).  An Electing U.S. Holder's pro rata share of a PFIC's net capital gains or ordinary earnings is the amount that would have been distributed with respect to the Electing U.S

Holder's stock if, on each day during the taxable year, the PFIC had distributed to each of its shareholders a pro rata share of that day's ratable share of the PFIC's ordinary earnings and net capital gain for that year.  For the Electing U.S. Holder's taxable year in which (or with which) the PFIC's taxable year ends, the amount treated as a distribution to the Electing U.S. Holder of net capital gain will be taxable to the Electing U.S. Holder as long-term capital gain, and the amount treated as a distribution to the Electing U.S. Holder of ordinary earnings will be taxable to the Electing U.S. Holder as ordinary income.  These amounts are taxable to the Electing U.S. Holder regardless of whether such amounts are actually distributed.  The adjusted tax basis of the Electing U.S. Holder in the shares of a PFIC with respect to which a QEF election is in effect is increased by any amount included in the Electing U.S. Holder's income under the QEF rules and decreased by any amount distributed with respect to the PFIC shares that is not includible in income because it has been previously taxed under the QEF rules noted above.

The timely QEF election also allows the Electing U.S. Holder to: (i) generally treat any gain realized on the disposition of his, her or its shares of the PFIC (or deemed to be realized on the pledge of their shares) as capital gain; (ii) treat his, her or its share of the PFIC's net capital gain, if any, as long-term capital gain instead of ordinary income; and (iii) either avoid interest charges resulting from PFIC status altogether, or make an annual election, subject to certain limitations, to defer payment of current taxes on his, her or its share of PFIC's annual realized net capital gain and ordinary earnings subject, however, to an interest charge.  If the Electing U.S. Holder is not a corporation, such an interest charge would be treated as “personal interest” that is not deductible.

The tax reporting requirements with respect to which a U.S. Holder must comply will depend upon whether the QEF election is made for the first taxable year of a corporation beginning after 1986 that such corporation was a PFIC and that includes any portion of the U.S. Holder's holding period of the PFIC shares.  If the U.S. Holder makes a QEF election in such first year (i.e., a timely QEF election), then the U.S. Holder may make the QEF election by filing the appropriate documents at the time the U.S. Holder timely files a tax return for such first year and must recognize the amounts of income noted above.  If, however, the U.S. Holder makes the QEF election subsequent to such first year, then in addition to complying with the reporting and recognition rules of the QEF regime, the U.S. Holder must also report and recognize income pursuant to the excess distribution regime (discussed in “The Excess Distribution Regime” below).  In such circumstances, the U.S. Holder may consider making an additional election for the taxable year for which the QEF election is made to recognize any gain that he, she or it would otherwise recognize if the U.S. Holder had sold the PFIC shares on the qualification date.  The “qualification date” is the first day of the PFIC's first tax year in which it qualified as a QEF with respect to such U.S. Holder.  This additional election can only be made if such U.S. Holder's holding period for the PFIC shares includes the qualification date.  By making such additional election and recognizing such gain, the U.S. Holder will be deemed to have made a timely QEF election and will have prevented the application of the excess distribution regime.

If a corporation that was previously a PFIC no longer qualifies as a PFIC in a subsequent year, a timely QEF election will remain in effect, although not applicable, during those years that such corporation is not a PFIC.  Consequently, during those years that the corporation is not a PFIC, the Electing U.S. Holder will not be required to include in its income its pro rata share of net capital gains and ordinary earnings of the PFIC or satisfy the reporting requirements of that election for that year.  If such corporation subsequently requalifies as a PFIC, the QEF election previously made is still valid, and the Electing U.S. Holder will be required to satisfy the reporting requirements of that election.

Because of the complexity of these rules, U.S. Holders are urged to consult a tax advisor regarding the availability of and procedure for making a QEF election and regarding the recognition of gain or earnings and profits under these rules.

The Mark-to-Market Regime

Under the mark-to-market regime, a U.S. Holder who holds (actually or constructively) marketable stock of a foreign corporation that qualifies as a PFIC, may annually elect to mark such stock to the market (a “mark-to-market election”).  PFIC stock generally is marketable if: (1) it is regularly traded on a national securities exchange that is registered with the Securities Exchange Commission or on the national market system established under Section 11A of the Securities and Exchange Act of 1934; or (2) it is regularly traded on any exchange or market that the Treasury Department determines to have rules sufficient to ensure that the market price accurately represents the fair market value of the stock.  If such an election is made, such U.S. Holder will not be subject to the special taxation rules of Code Section 1291 described below for the taxable year for which the mark-to-market election is made.

A U.S. Holder who makes a mark-to-market election includes in income each taxable year an amount equal to the excess, if any, of the fair market value of the PFIC shares at the close of the taxable year over such U.S. Holder's adjusted tax basis in such shares.  Similarly, the U.S. Holder deducts in each taxable year an amount equal to the lesser of (i) the excess, if any, of such U.S. Holder's adjusted tax basis in the PFIC shares over the fair market value of such shares as of the close of the taxable year, or (ii) the excess, if any, of (A) the mark-to-market gains for the PFIC shares previously included in income by such U.S. Holder for prior tax years, over (B) the mark-to-market losses for the PFIC shares that were previously allowed as deductions for prior tax years.  A U.S. Holder's adjusted tax basis in the PFIC shares will be increased to reflect any amounts included in income, and decreased to reflect any amounts deducted, as a result of a mark-to-market election.  A mark-to-market election only applies for the taxable year in which the election was made, and for each subsequent taxable year, unless the PFIC shares ceased to be marketable or the IRS consents to the revocation of the election.

Because of the complexity of these rules, U.S. Holders are urged to consult a tax advisor regarding the availability of and procedure for making a mark-to-market election and regarding the recognition of income and deductions under these rules.

The Excess Distribution Regime

If a U.S. Holder does not make a timely QEF election or a mark-to-market election during a year in which the U.S. Holder holds (actually or constructively) shares of a PFIC (a “Non-electing U.S. Holder”), then special taxation rules under Code Section 1291, generally referred to as the excess distribution regime, will apply.  Under this regime, tax liability arises only when an actual distribution is made by a PFIC, or when the Non-electing U.S. Holder directly or indirectly disposes of shares of the PFIC.

A Non-electing U.S. Holder will be taxed on any excess distributions.  An “excess distribution” can arise either from (i) gains realized on the disposition (or deemed to be realized by reasons of a pledge) by the Non-electing U.S. Holder of his, her or its PFIC shares, or (ii) certain portions of any actual distribution made by the PFIC to the Non-electing U.S. Holder (as specifically defined in the Code, that portion of the actual distribution made during a taxable year that exceeds 125% of the average of actual distributions received in the three preceding taxable years; any amount not in excess of 125% of the average of actual distributions received in the three preceding taxable years will generally be subject to taxation as a dividend as described in “Taxation of Dividends” below).

Once the total amount of the excess distribution has been determined, it is allocated ratably to all days in the holding period of the Non-electing U.S. Holder for his, her or its PFIC Shares.  This allocation can result in excess distributions allocated to three types of periods: (i) those amounts allocated to days in prior taxable years for which the corporation was not a PFIC (or, to days in taxable years prior to January 1, 1987) (the “pre-PFIC period”); (ii) those amounts allocated to days in prior taxable years for which the corporation was a PFIC (the “prior-year PFIC period”); and (iii) those amounts allocated to days in the current taxable year (the “current-year PFIC period”).  Those amounts allocated to days in the pre-PFIC period and the current-year PFIC period are totaled and included in the Non-electing U.S. Holder's income in the current taxable year as ordinary income.  Those amounts allocated to days in the prior-year PFIC period are not included in the Non-electing U.S. Holder's income.  Instead, those amounts are subject to taxation at the highest applicable tax rate for any prior year to which an amount is allocated, and the amount allocated to a prior year is also subject to an interest charge as if the amount were an underpayment of taxes for the year in question.

If a corporation is a PFIC for any taxable year during which a Non-electing U.S. Holder holds shares of such PFIC, then the corporation will continue to be treated as a PFIC with respect to such shares, even if it no longer meets the definition of a PFIC.  A Non-electing U.S. Holder may terminate this deemed PFIC status by electing to recognize a gain (which will be taxed under the rules discussed above for Non-electing U.S. Holders) as if such shares had been sold on the last day of the last taxable year for which the corporation was a PFIC; this election has the effect of eliminating or purging the PFIC taint.

General Provisions – Not Specific to Taxing Regime

Because Midway may be a PFIC for its current taxable year and for one or more of its future taxable years, each U.S. Holder is urged to consult a tax advisor with respect to how the PFIC rules affect their tax situation, including any ability to make, and the tax consequences of making, a QEF election or a mark-to-market election.

In addition, certain special, generally adverse, rules will apply with respect to the shares of a corporation while such corporation is a PFIC, whether or not the U.S. Holder has elected to treat the corporation as a QEF.  For example, under Code Section 1298(b)(6), a U.S. Holder who uses PFIC stock as security for a loan (including a margin loan) will, except as may be provided in regulations, be treated as having made a taxable disposition of such shares.

Furthermore, for any periods of time during which Midway is a PFIC, each U.S. Holder will be required annually to file an IRS Form 8621 (Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund) with such U.S. Holder's timely filed income tax return (or directly with the IRS if the U.S. Holder is not required to file an income tax return).  A U.S. Holder choosing to make a QEF election also must include with its income tax return a shareholder election statement and the PFIC annual information statement that Midway will provide.

Taxation of Dividends

The following discussion assumes that Midway is a PFIC for the current taxable year.  As noted above, the actual determination of PFIC status is fundamentally factual in nature and cannot be made until the close of the applicable taxable year.  Subject to the PFIC rules, for U.S. federal income tax purposes, the gross amount of a distribution made to a U.S. Holder by Midway in respect of Midway shares owned by such U.S. Holder, including any amounts of Canadian tax withheld on the distribution, will be treated as dividend income to such U.S. Holder to the extent paid out of Midway's current or accumulated earnings and profits, as determined for U.S. federal income tax purposes.  That dividend income will not be eligible for the dividends received deduction generally allowed to corporations under Code Section 243.  Further, the dividend income received by an individual will not be eligible for the preferential tax rates that are generally applicable to certain dividend income of an individual, estate or trust.  Code Section 1(h)(11) generally allows dividend income received during the taxable year from U.S. corporations and certain foreign corporations (but not from PFICs) to be taxed at the same preferential tax rate that applies to long-term capital gains of individuals, estates or trusts.

To the extent a distribution made to a U.S. Holder by Midway in respect of Midway shares owned by such U.S. Holder exceeds the U.S. Holder's allocable share of Midway's current and accumulated earnings and profits, the excess will be applied first to reduce the U.S. Holder's adjusted tax basis in his, her or its Midway shares, and any remaining excess will constitute gain from the deemed sale or exchange of such shares.

Dividends paid by Midway in Canadian dollars will be included in the income of a U.S. Holder in a U.S. dollar amount calculated by reference to the exchange rate in effect on the date of receipt thereof by the depositary, regardless of whether the payment is in fact converted into U.S. dollars.  If the dividends paid in Canadian dollars are converted into U.S. dollars on the date of receipt, U.S. Holders generally should not be required to recognize foreign currency gain or loss in respect of the dividend income.

If the U.S. Holder establishes that an amount actually distributed by a PFIC with respect to which a QEF election is in effect is paid out of earnings and profits of the PFIC that were previously included in the U.S. Holder's income under the QEF rules, such amount is treated as a distribution that is not a dividend.  Accordingly, such amounts are not included in the gross income of the U.S. Holder.

For U.S. federal income tax purposes, a U.S. Holder may generally elect to treat Canadian withholding taxes as either a deduction from gross income or, subject to certain limitations, a credit against the U.S. federal income tax liability of that U.S. Holder.  The maximum foreign tax credit allowable generally is equal to the U.S. Holder's U.S. federal income tax liability for the taxable year multiplied by a fraction, the numerator of which is the U.S. Holder's taxable income from sources outside the United States and the denominator of which is the U.S. Holder's taxable income from all sources for the taxable year.  That foreign tax credit limitation is applied separately to different “baskets” of income.  For purposes of applying the foreign tax credit limitation, dividends generally are included in the “passive income” basket or, if received by certain holders and certain other conditions are met, the “financial services income” basket for taxable years beginning on or before December 31, 2006 or the “general category” basket for taxable years beginning after December 31, 2006.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of Midway is incorporated by reference in this Annual Report on Form 10-K to the sections entitled “Information on the Board of Directors and Executive Officers”, (“Corporate Governance”, “Board Committees” and “Other Governance Matters” in our definitive proxy statement to be filed with the Securities and

Exchange Commission pursuant to Regulation 14A in connection with the 2008 annual meeting of shareholders (the “Proxy Statement”).

ITEM 11.   EXECUTIVE COMPENSATION

Reference is made to the information set forth under the section entitled “Executive Compensation” in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Reference is made to the information set forth under the section entitled “Beneficial Ownership Table” in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the information contained under the section entitled “Interests of Insiders and Others in Material Transactions” contained in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information contained under the section entitled “Principal Accountant Fees and Services” contained in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)

Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)

Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).

(3)

The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

Exhibit Number	Description
2.1

Amended and Restated Arrangement Agreement between Midway Gold Corp. and Pan-Nevada Gold Corporation, dated February 26, 2007, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

3.1	Notice of Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.
3.2	Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.
4.1

Form of Stock Certificate, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

4.2

Form of Warrant Certificate issued in connection with the November 2006 Private Placement, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

4.3

Form of Subscription Agreement for May 2006 Private Placement, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

4.4

Form of Subscription Agreement for November 2006 Private Placement, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.1

Option Amendment Agreement between Paul G. Schmidt and Mary Ann Schmidt and Thomas C. Patton and Linda Sue Patton and Midway Gold Corp., dated November 2, 2004, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.2

Purchase and Sale Agreement between Paul G. Schmidt and MGC Resources Inc., dated August 15, 2003, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.3

Purchase and Sale Agreement between Echo Bay Exploration Inc. and MGC Resources Inc. dated September 1, 2003, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.4

Sale Deed between Nevada Land and Resource Company LLC and MGC Resources Inc., dated October 5, 2005, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.5

Purchase and Sale Agreement between Coeur Rochester, Inc. and MGC Resources Inc., dated January 25, 2006, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.6

Mineral Lease Agreement and Option to Purchase between Lamonte J. Duffy and MGC Resources Inc., dated April 25, 2006, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.7

Sale Deed between  Seymork Investments Ltd. and MGC Resources Inc., dated May 5, 2006, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.8

Mineral Lease Agreement and Option to Purchase between Dave Rowe, Randall Stoeberl and MGC Resources Inc., dated July 18, 2006, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.9

Mineral Lease Agreement and Option to Purchase between Lamonte J. Duffy and MGC Resources Inc., dated October 25, 2006, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.10

Mineral Lease Agreement and Option to Purchase between Dale Chabino and Diana Chabino and MGC Resources Inc., dated October 30, 2006, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.11

Mineral Lease Agreement between the Lyle Campbell Trust and Pan-Nevada Resources Corporation dated January 7, 2003, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.12

Mineral Lease Agreement and Option to Purchase between George D. Duffy and MGC Resources Inc. dated June 1, 2007, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.13

Stock Option Plan of Midway Gold Corp., previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.14

Stock Option Plan of Midway Gold Corp. – Form of Stock Option Agreement, previously filed with Amendment No.1 to the initial registration statement on Form S-1/A filed with the Securities and Exchange Commission on September 27, 2007 and incorporated herein by reference.

10.15

Employment Agreement between Alan Branham and Midway Gold Corp.  previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.16

Contracting Agreement between Doris Meyer, Golden Oak Corporate Services Ltd. and Midway Gold Corp. dated December 1, 2006, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.17

Consulting Agreement between Kelly Hyslop, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.18

Consulting Agreement between John Watson, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

14.1	Code of Ethics, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.
23.1	Consent of KPMG LLP

23.2	Consent of Michael M. Gustin (Mine Development Associates)
23.2	Consent of AMEC E&C Services, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWAY GOLD CORP.
March 28, 2008	By: /s/ Alan D. Branham Alan D. Branham President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian J. McAlister Brian J. McAlister	Director	March 28, 2008

/s/ Brian E. Bayley Brian E. Bayley	Director	March 28, 2008

/s/ George T. Hawes George T. Hawes	Director	March 28, 2008

/s/ William M. Sheriff William M. Sheriff	Director	March 28, 2008

/s/ William A. Lupien William A. Lupien	Director	March 28, 2008

/s/ Doris A. Meyer Doris A. Meyer	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 28, 2008

MIDWAY GOLD CORP.

(an exploration stage company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

Years ended December 31, 2007, 2006 and 2005

F1

KPMG LLP Chartered Accountants PO Box 10426 777 Dunsmuir Street Vancouver BC V7Y 1K3 Canada	Telephone (604) 691-3000 Fax (604) 691-3031 Internet www.kpmg.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Midway Gold Corp.

We have audited the accompanying consolidated balance sheets of Midway Gold Corp. as at December 31, 2007 and 2006 and the consolidated statements of operations, cash flows, comprehensive loss and stockholders’ equity for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our audit opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three-year in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

Chartered Accountants

Vancouver, Canada

February 7, 2008

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

F2

MIDWAY GOLD CORP.

 (an exploration stage company)

CONSOLIDATED BALANCE SHEETS

 (Expressed in Canadian dollars)

	December 31, 2007	December 31, 2006

Assets

Current assets:
Cash and cash equivalents	$8,325,280	$8,568,839
Amounts receivable	108,364	84,444
Prepaid expenses	89,462	79,896
	8,523,106	8,733,179
Investments (note 4)	850,000	-
Reclamation deposit	349,239	192,715
Equipment (note 5)	237,326	66,622
Deferred acquisition costs (note 3)	-	23,316
Mineral properties (note 6)	47,452,905	7,679,050
	$57,412,576	$16,694,882

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$518,424	$523,211
Promissory note (note 6 (b))	-	83,320
	518,424	606,531

Future income tax liability (note 12)	8,201,067	-

Stockholders' equity (note 7)
Common stock authorized - unlimited, no par value
Issued - 49,682,664 (2006 - 35,927,950)	80,507,539	37,871,763
Additional paid in capital	5,375,624	4,620,560
Accumulated other comprehensive income	(120,000)	-
Deficit accumulated during the exploration stage	(37,070,078)	(26,403,972)
	48,693,085	16,088,351
	$57,412,576	$16,694,882
Nature of operations (note 1)
Commitments (note 6)
Contingency (note 8)
Subsequent events (notes 7 and 14)

Approved on behalf of the Board:

“George Hawes” Director

“Alan Branham” Director

The accompanying notes are an integral part of these consolidated financial statements.

F3

MIDWAY GOLD CORP.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Cumulative period from inception (May 14, 1996) to December 31, 2007
				(unaudited)
Expenses
Consulting (note 9)	$121,133	$37,625	$8,546	$299,915
Depreciation	67,650	19,282	5,112	363,969
Gain on sale of subsidiary	-	-	-	(2,806,312)
Interest and bank charges	5,131	12,242	1,499	817,327
Investor relations	243,989	282,034	91,039	902,557
Legal, audit and accounting	374,777	148,945	141,995	1,240,290
Management fees	-	-	-	265,000
Mineral exploration expenditures (Schedule)	10,038,930	6,432,052	3,791,850	33,774,806
Mineral property interests written off	-	-	-	25,189
Office and administration (note 9)	169,790	147,396	89,584	915,190
Salaries and benefits	1,613,624	862,719	554,984	4,876,415
Transfer agent and filing fees	72,006	26,121	21,290	263,749
Travel	124,092	67,024	31,903	532,111

Operating loss	12,831,122	8,035,440	4,737,802	41,470,206

Other income (expenses):
Foreign exchange gain (loss)	1,108,258	(22,983)	(39,897)	1,306,296
Interest income	330,873	196,195	41,763	709,726
Loss on sale of equipment	(1,115)	-	-	(1,115)
Investment write down	(30,000)	-	-	(30,000)
Other income	-	-	87,221	87,221
	1,408,016	173,212	89,087	2,072,128
Net loss before income tax	11,423,106	7,862,228	4,648,715	39,398,078
Income tax recovery	757,000	621,000	246,000	2,328,000
Net loss	$10,666,106	$7,241,228	$4,402,715	$37,070,078

Basic and diluted loss per share	$0.24	$0.23	$0.18
Weighted average number of shares outstanding	43,992,302	32,000,213	24,064,403

The accompanying notes are an integral part of these consolidated financial statements.

F4

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Expressed in Canadian dollars)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Cumulative period from inception (May 14, 1996) to December 31, 2007
Cash provided by (used in):				(unaudited)
Operating activities:
Net loss	$(10,666,106)	$(7,241,228)	$(4,402,715)	$(37,070,078)
Items not involving cash:
Depreciation	67,650	19,282	5,112	363,969
Stock-based compensation	1,502,912	992,400	488,075	4,482,865
Unrealized foreign exchange gain	(1,211,933)	(5,287)	(20,000)	(1,506,220)
Unrealized loss on investment	30,000	-	-	30,000
Non-cash interest expense	-	-	-	234,765
Income tax recovery	(757,000)	(621,000)	(246,000)	(2,328,000)
Gain on sale of subsidiary	-	-	-	(2,806,312)
Loss on sale of equipment	1,115	-	-	1,115
Write off of mineral property interests	-	-	-	25,189
Change in non-cash working capital items:
Amounts receivable	(6,067)	(31,709)	(23,481)	(91,860)
Prepaid expenses	(8,975)	(45,424)	(11,952)	(109,504)
Accounts payable and accrued liabilities	(112,226)	254,305	(75,810)	613,429
	(11,160,630)	(6,678,661)	(4,286,771)	(38,160,642)

Investments activities:
Proceeds on sale of subsidiary	-	-	-	254,366
Proceeds on sale of equipment	694	-	-	694
Proceeds on sale of mineral property	233,459	-	-	233,459
Mineral property acquisitions	(3,832,280)	(989,701)	(482,001)	(16,234,524)
Deferred acquisition costs	-	(23,316)	-	(23,316)
Purchase of equipment	(240,163)	(78,763)	-	(1,586,607)
Reclamation deposit	(104,061)	(26,890)	(85,949)	(764,622)
	(3,942,351)	(1,118,670)	(567,950)	(18,120,550)

Financing activities:
Advance from Red Emerald Ltd.	-	-	-	12,010,075
Common stock issued, net of issue costs	14,859,422	15,085,188	5,486,170	46,271,792
Convertible debenture	-	-	-	6,324,605
	14,859,422	15,085,188	5,486,170	64,606,472
Increase (decrease) in cash and cash eqivalents	(243,559)	7,287,857	631,449	8,325,280
Cash and cash equivalents, beginning of year	8,568,839	1,280,982	649,533	-
Cash and cash equivalents, end of year	$8,325,280	$8,568,839	$1,280,982	$8,325,280

Supplemental disclosure with respect to cash flows (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

F5

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

 (Expressed in Canadian dollars)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005

Net loss for the year before other comprehensive loss	$10,666,106	$7,241,228	$4,402,715
Unrealized loss on investment	120,000	-	-
Comprehensive loss	$10,786,106	$19,282	$5,112

F6

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Expressed in Canadian dollars)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, May 14, 1996 (date of inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued:
Private placements	700,000	168,722	-	-	-	168,722
Net loss	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	700,000	168,722	-	-	(114,800)	53,922
Shares issued:
Initial public offering	2,025,000	590,570	-	-	-	590,570
Principal shares	750,000	7,500	-	-	-	7,500
Private placement	1,000,000	1,932,554	321,239	-	-	2,253,793
Exercise of share purchase warrants	1,000,000	2,803,205	-	-	-	2,803,205
Acquistion of mineral property interest	1,000,000	2,065,500	-	-	-	2,065,500
Finders fee	150,000	309,825	-	-	-	309,825
Net loss	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	6,625,000	7,877,876	321,239	-	(2,142,472)	6,056,643
Shares issued:
Exercise of share purchase warrants	100,000	332,124	(32,124)	-	-	300,000
Acquistion of mineral property interest	200,000	246,000	-	-	-	246,000
Finders fee	150,000	224,250	-	-	-	224,250
Net loss	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	7,075,000	8,680,250	289,115	-	(4,086,146)	4,883,219
Consolidation of shares on a two for one new basis	(3,537,500)	-	-	-	-	-
Net loss	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	3,537,500	8,680,250	289,115	-	(6,464,209)	2,505,156
Net loss	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	3,537,500	8,680,250	289,115	-	(11,182,253)	(2,212,888)
Net earnings	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	3,537,500	8,680,250	289,115	-	(8,754,997)	214,368
Shares issued:
Private placement	4,824,500	2,133,786	246,839	-	-	2,380,625
Exercise of share purchase warrants	4,028,000	1,007,000	-	-	-	1,007,000
Exercise of stock options	32,000	12,800	-	-	-	12,800
Financing shares issued	31,250	35,000	-	-	-	35,000
Acquistion of mineral property interest	4,500,000	3,600,000	-	-	-	3,600,000
Share issue costs	-	(544,260)	-	-	-	(544,260)
Stock based compensation	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002, carried forward	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882

The accompanying notes are an integral part of these consolidated financial statements.

F7

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

 (Expressed in Canadian dollars)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, December 31, 2002 brought forward	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares issued:
Private placement	700,000	638,838	201,162	-	-	840,000
Exercise of share purchase warrants	294,500	73,625	-	-	-	73,625
Share issue costs	-	(19,932)	-	-	-	(19,932)
Stock based compensation	-	-	531,000	-		531,000
Net loss	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	17,947,750	15,617,107	1,295,116	-	(11,765,327)	5,146,896
Shares issued:
Private placement	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of share purchase warrants	213,500	300,892	(46,267)	-	-	254,625
Exercise of stock options	250,000	157,000	(27,000)	-	-	130,000
Share issue costs	-	(183,512)	-	-	-	(183,512)
Stock based compensation	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004	20,645,650	18,013,756	2,338,734	-	(14,760,029)	5,592,461
Private placement	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of stock options	165,500	124,364	(31,964)	-	-	92,400
Exercise of share purchase warrants	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share issue costs	-	-	-	-	-	-
Stock based compensation	-	(184,660)	488,075	-	-	303,415
Net loss	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquistion of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investment				(120,000)		(120,000)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	$ 80,507,539	$ 5,375,624	$ (120,000)	$ (37,070,078)	$ 48,693,085

F8

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Cumulative period from inception (May 14, 1996) to December 31, 2007
Exploration costs incurred are summarized as follows:				(unaudited)
Midway project
Assays and analysis	$ 50,745	$ 159,184	$ 45,498	$ 258,086
Communication	-	2,995	2,980	9,513
Drilling	375,239	933,246	294,412	1,607,254
Engineering and consulting	788,543	639,829	173,437	3,408,096
Environmental	51,425	36,973	57,186	145,584
Field office and supplies	54,645	45,381	30,544	142,364
Legal	28,326	-	-	38,745
Property maintenance and taxes	41,848	57,357	79,429	345,354
Reclamation costs	5,700	16,231	7,790	29,721
Reproduction and drafting	-	7,091	1,742	20,803
Salaries and labour	212,890	-	-	212,890
Travel, transportation and accomodation	110,806	92,771	31,682	313,385
	1,720,167	1,991,058	724,700	6,531,795

Spring Valley project
Assays and analysis	1,185,019	777,730	428,107	2,512,586
Communication	-	3,816	2,289	10,307
Drilling	3,365,985	1,935,887	1,386,351	7,496,322
Engineering and consulting	324,761	1,041,001	358,798	2,074,975
Environmental	139,044	108,923	37,773	285,740
Equipment rental	-	-	-	64,651
Field office and supplies	156,898	109,102	104,934	420,245
Legal	166,634	-	-	166,634
Operator fee	-	-	-	108,339
Property maintenance and taxes	92,126	120,240	71,625	354,683
Reclamation costs	38,810	21,338	7,477	67,625
Reproduction and drafting	791	22,738	2,146	29,724
Salaries and labour	596,749	-	-	596,749
Travel, transportation and accomodation	247,102	221,551	138,937	641,060
	6,313,919	4,362,326	2,538,437	14,829,640
Pan-Nevada projects
Assays and analysis	344,131	-	-	344,131
Drilling	719,399	-	-	719,399
Engineering and consulting	128,547	-	-	128,547
Environmental	5,816	-	-	5,816
Field office and supplies	45,929	-	-	45,929
Legal	21,836	-	-	21,836
Property maintenance and taxes	191,283	-	-	191,283
Reclamation costs	46,840	-	-	46,840
Reproduction and drafting	6,077	-	-	6,077
Salaries and labour	307,238	-	-	307,238
Travel, transportation and accomodation	99,594	-	-	99,594
	1,916,690	-	-	1,916,690
Burnt Canyon project
Field office and supplies	324	-	-	324
Travel, transportation and accomodation	1,317	-	-	1,317
	1,641	-	-	1,641
Pioche/Mineral Mountain project
Acquisition costs and option payments	-	-	-	40,340
Assays and analysis	-	-	-	13,037
Drilling	-	-	-	232,205
Engineering and consulting	-	-	-	38,212
Field office and supplies	-	-	-	16,236
Property maintenance and taxes	-	-	-	49,750
Reclamation costs	-	-	-	32,683
Travel, transportation and accomodation	-	-	-	21,124
	-	-	-	443,587
Sub-total balance carried forward	9,952,417	6,353,384	3,263,137	23,723,353

The accompanying notes are an integral part of these consolidated financial statements.

F9

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Cumulative period from inception (May 14, 1996) to December 31, 2007
				(unaudited)
Sub-total balance brought forward	9,952,417	6,353,384	3,263,137	23,723,353
Black Prince project
Communication	-	-	-	938
Drilling	-	-	-	77,167
Engineering and consulting	-	-	-	78,698
Equipment rental	-	-	-	10,800
Field office and supplies	-	-	-	3,397
Geological and geophysical	-	-	-	63,481
Legal and accounting	-	-	-	1,163
Property maintenance and taxes	-	-	-	13,249
Reproduction and drafting	-	-	-	1,179
Travel, transportation and accomodation	-	-	-	7,255
Recoveries	-	-	-	(40,000)
	-	-	-	217,327
Ruby Violet project
Assays and analysis	-	-	-	20,499
Communication	-	-	-	108,762
Drilling	-	-	-	467,372
Engineering and consulting	-	-	-	3,120,317
Equipment rental	-	-	-	337,577
Field office and supplies	-	-	-	277,119
Foreign exchange gain	-	-	-	(38,134)
Freight	-	-	-	234,956
Interest on convertible loans	-	-	-	1,288,897
Legal and accounting	-	-	-	453,269
Marketing	-	-	-	91,917
Mining costs	-	-	-	693,985
Processing and laboratory supplies	-	-	-	941,335
Property maintenance and taxes	-	-	-	298,752
Security	-	-	-	350,584
Travel, transportation and accomodation	-	-	-	392,031
Utilities and water	-	-	-	59,425
	-	-	-	9,098,663
Property investigations
Assays and analysis	11,990	22,057	106,986	141,033
Drilling	-	-	169,129	169,129
Engineering and consulting	37,598	21,359	113,034	194,680
Environmental	8,486	2,145	6,998	17,629
Field office and supplies	2,520	-	13,179	15,699
Legal	292	-	-	292
Property maintenance and taxes	5,646	30,923	72,531	109,100
Reclamation costs	90	(5,828)	6,906	1,168
Reproduction and drafting	1,172	2,085	1,685	4,942
Salaries and labour	3,674	-	-	3,674
Travel, transportation and accomodation	15,045	5,927	38,265	78,117
	86,513	78,668	528,713	735,463

	$ 10,038,930	$ 6,432,052	$ 3,791,850	$ 33,774,806

The accompanying notes are an integral part of these consolidated financial statements.

F10

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

1.

Nature of operations:

Midway Gold Corp. (the “Company”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The Company is in the process of exploring and developing its mineral properties and has not yet determined whether its mineral properties contain ore reserves that are economically recoverable. The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable ore reserves in its mineral properties, the ability of the Company to obtain the necessary financing to complete development, confirmation of the Company’s interest in the underlying mineral claims and upon future profitable production from or proceeds from the disposition of its mineral properties.

These financial statements have been prepared in accordance with accounting principles applicable to a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at December 31, 2007, the Company had an accumulated deficit of $37,070,078 and working capital of $8,004,682 which may not be sufficient to achieve the Company’s business objectives.  Management anticipates that the Company will continue to raise adequate funding through equity financings.  The Company’s continuing operations and the ability of the Company to discharge its liabilities and fulfill its commitments as they come due is dependent upon the ability of the Company to continue to obtain additional financial resources.  Failure to continue as a going concern would require the restatement of assets and liabilities on a liquidation basis, which could differ materially from the going concern basis.

2.

Significant accounting policies:

(a)

Basis of presentation:

These consolidated financial statements have been prepared under accounting principles generally accepted in the United States of America (“US GAAP”).  Previously, the Company prepared its financial statements under Canadian GAAP. There are no major differences between Canadian and US GAAP, which affect the Company.  These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company meets the definition of a development stage enterprise under Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” (SFAS 7).  Pursuant to the rules and regulations of the Securities and Exchange Commission, a mining company in the exploration stage should not refer to itself as a development stage company in its financial statements, even though such company should comply with SFAS 7.  Under SFAS 7, the Company is required to provide additional disclosures from its date of inception, or the date the Company was reactivated to undertake development stage activities.  To comply with the requirements of SFAS 7, the statement of operations, stockholder equity and comprehensive loss and cash flows include cumulative amounts from May 14, 1996 to December 31, 2007.

(b)

Cash and cash equivalents:

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. To limit its credit risk exposure for amounts in excess of federally insured limits, the Company places its deposits with financial institutions of high credit standing.

(c)

Equipment:

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over three to five years, which represents the estimated useful lives of the assets.

F11

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

2.   Significant accounting policies (continued):

(d)

Mineral properties:

Costs of exploration, carrying and retaining unproven properties are expensed as incurred. The Company also considers the provisions of EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets” which concluded that mineral rights are tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights.

(e)

Asset retirement obligations:

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. To date, the Company has not incurred any asset retirement obligations.

(f)

Impairment of long-lived assets

Following the guidance in SFAS 144, the Company reviews and evaluates its long-lived assets for impairment at each balance sheet date and documents such impairment testing.  The tests include an evaluation of the assets and events or changes in circumstances that would indicate that the related carrying amounts may not be recoverable.  Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered.

The tests for long-lived assets in the exploration, development or producing stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. While the Company incurred losses from operations, these losses have not been in excess of planned expenditures on the specific mineral properties in order to ultimately realize their value.

(g)

Stock-based compensation:

The Company has a stock option plan that is described in note 7(c).

Following the guidance in SFAS No. 123R (revised), “Share-Based Payment” the Company measures and records to the financial statements the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  SFAS 123R requires estimates of forfeitures of unvested instruments at the grant date in determining the total compensation to be recognized.  Stock based payments to non-employees are measured at the fair value of consideration received or equity instruments issued, whichever is more reliable and are periodically re-measured until counter party performance is complete.

F12

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

2.   Significant accounting policies (continued):

The offset to the recorded stock based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and the related additional paid-in capital is transferred to share capital.

(h)

Income taxes:

The Company uses the asset and liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under this method future income tax assets and liabilities are determined based on differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences), and losses carried forward. Future income tax assets and liabilities are measured using the enacted tax rates which will be in effect when the temporary differences are likely to reverse. The effect on future income tax assets and liabilities of a change in tax rates is included in operations in the period in which the change is enacted. The amount of future income tax assets recognized is limited to the amount of the benefit that is more likely than not to be realized.

Effective January 1, 2007, the Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that the adoption of FIN 48 does not have an impact on its results of operations or financial position.

(i)

Net loss per share:

Basic net loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.  Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive.  At December 31, 2007, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 3,331,668 (December 31, 2006 – 5,421,000; December 31, 2005 – 5,326,500).

(j)

Foreign currency translation:

Transactions and account balances originally stated in currencies other than the Canadian dollar have been translated into Canadian dollars as follows:

▪

Revenue and expense items at the rate of exchange in effect on the dates they occur.

▪

Non-monetary assets and liabilities at the rate of exchange in effect on the dates the assets were acquired or the liabilities were incurred.

▪

Monetary assets and liabilities at the exchange rate at the balance sheet date.

Exchange gains and losses are recorded in operations in the period in which they occur, except for exchange gains and losses related to translation of monetary assets and liabilities associated with mineral properties, which are deferred and included in mineral properties.

F13

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

2.   Significant accounting policies (continued):

(k)

Share capital:

The Company records proceeds from share issuances, net of issue costs. Shares issued for consideration other than cash are valued at the quoted market price on the date the agreement to issue the shares was reached and announced for business combinations and at the date of issuance for other non-monetary transactions.

(l)

Warrants:

The Company accounts for warrants using the fair value method.  Under this method, the value of warrants issued is measured at fair value at the grant date using the Black-Scholes valuation model and recorded as share capital if and when the warrants are exercised.

(m)

Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of impairment of mineral properties and equipment, useful lives for amortization, valuation allowances for future income tax assets, the assumptions used in determining fair value of non-cash stock-based compensation and determination of reclamation and environmental obligations. Financial results, as determined by actual events, may differ from these estimates.

(n)

Recent United States Accounting Pronouncements:

September 2006 - FASB issued Statement No. 157, “Fair Value Measures”.  This Statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. Statement No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of Statement No. 157 will change current practice. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of Statement No. 157 but does not expect that it will have a material impact on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the Company’s first quarter ended March 31, 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements, but does not expect that it will have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141 and SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements”, an amendment of ARB No. 51 (“FAS 160”). FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. FAS 141R and FAS 160 shall be applied prospectively on or after an entity’s fiscal year that begins on or after December 15, 2008. The Company is currently assessing the impact that FAS 141R and FAS 160 will have on its consolidated financial statements, but does not expect that it will have a material impact on the consolidated financial statements.

F14

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

(o)

Comparative figures:

Certain of the comparative figures have been reclassified to conform to the presentation in the current year.

3.

Acquisition:

On December 12, 2006, the Company entered into a Letter of Intent that provided for the acquisition of Pan-Nevada Gold Corporation (“Pan-Nevada”) by way of a Plan of Arrangement (the “Arrangement”).

Effective April 16, 2007 the Arrangement closed.  As a result, the Company acquired all the issued and outstanding Pan-Nevada common shares on the basis of one common share of the Company being issued for every 3.5714 Pan-Nevada common shares held and issued 7,764,109 common shares. Pan-Nevada option and warrant holders were issued 308,000 stock options and 870,323 share purchase warrants of the Company.  For accounting purposes the Company is considered to be the acquirer of Pan-Nevada assets.  Pan-Nevada’s mineral projects are all in Nevada and include the Pan, Jessup, Afgan, Monte, KDK and Maggie Creek exploration prospects.

Fair value of assets acquired:
Cash	$ 546,096
Receivables	17,853
Prepaid expenses	591
Reclamation bonds	52,463
Mineral properties	37,005,930
Accounts payable and accrued liabilities	(24,119)
Future income tax	(10,170,000)
$ 27,428,814

Consideration for the acquistion:
Fair value of 7,764,109 common shares	$ 25,000,431
Fair value of 308,000 stock options (note 7(c))	608,020
Fair value of 870,323 share purchase warrants (note 7 (d))	1,420,054
Transaction costs ($23,316 was incurred in fiscal year 2006)	400,309
$ 27,428,814

These consolidated financial statements include the accounts of Pan-Nevada since April 16, 2007.

F15

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

4.

 Investments

As consideration for the Company’s sale of the Jessup project (Note 6 (f)) to Rye Patch Gold Corp. (“Rye Patch”) the Company was issued 2,000,000 common shares of Rye Patch and 1,000,000 common share purchase warrants (the “Warrants’) on September 28, 2007.  The Warrants entitle the Company to purchase one common share of Rye Patch at an exercise price of Cdn$1.00 until September 28, 2009.  The 2,000,000 common shares will be available for sale beginning with 400,000 on September 28, 2007 and then 400,000 each six months thereafter.

	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair value
	(ooo's)	($)	($)	($)
Restricted common shares (a)	800	360,000	-	360,000
Available for sale - common shares	1,200	540,000	(120,000)	420,000
Warrants (b)	1,000	100,000	(30,000)	70,000
Total investments		1,000,000	(150,000)	850,000

(a)

As at December 31, 2007, 800,000 of the Rye Patch common shares are considered restricted, thus they have no active quoted market and are reported at cost until they are no longer considered restricted.

(b)

Warrants are considered derivatives thus are marked to market each reporting period with gains or losses recorded in the Statement of Operations.

During the year ended December 31, 2007, the Company recognized an unrealized loss on the common shares of $120,000 included in comprehensive losses and an unrealized loss on the warrants of $30,000 in the Statement of Operations.

5.

Equipment:

	December 31, 2007			December 31, 2006
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer equipment	$ 185,177	$ 55,696	$ 129,481	$ 38,568	$ 19,166	$ 19,402
Office equipment	47,219	17,155	30,064	16,249	14,191	2,058
Field equipment	46,506	9,458	37,048	17,862	2,484	15,378
Trucks	67,629	26,896	40,733	37,117	7,333	29,784
	$ 346,531	$ 109,205	$ 237,326	$ 109,796	$ 43,174	$ 66,622

F16

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

6.

Mineral properties:

The continuity of expenditures on mineral properties is as follows:

Mineral property	December 31, 2006	Additions	Recoveries	December 31, 2007
Midway (a)	$ 6,110,864	$ 283,840	$ -	$ 6,394,704
Spring Valley (b)	1,568,186	3,311,639	-	4,879,825
Pan (c)	-	31,961,798	-	31,961,798
Afgan (d)	-	4,168,784	-	4,168,784
Monte (e)	-	23,248	-	23,248
Jessup (f)	-	1,233,458	(1,233,458)	-
Burnt Canyon (g)	-	24,546	-	24,546
	$ 7,679,050	$ 41,007,313	$ (1,233,458)	$ 47,452,905

(a)

Midway property, Nevada:

During 2001, the Company entered into an option agreement with Rex Exploration Corp. (“Rex”) to earn a 65% interest in the Midway property, a mineral property consisting of 135 unpatented mining claims located in central Nye County, Nevada. Rex had an underlying option agreement with the owners of the mineral property whereby Rex could earn a 100% interest in the mineral property, subject to a sliding scale royalty of between 2% and 7% of net smelter returns (“NSR”), by making option payments totaling US$275,000 over the period to August 2003 and making an option exercise payment of US$3,000,000 on August 15, 2004 (the "Underlying Agreement"). This option exercise payment date was subsequently extended to August 15, 2005. In order for the Company to earn its 65% interest in the property, the Company agreed to make the US$275,000 option payments to the owners required pursuant to the Underlying Agreement, incur an additional US$925,000 on exploration and development expenditures on the property by August 15, 2004, and pay the Company's 65% share of the US$3,000,000 option exercise payment due August 15, 2004. Effective October 30, 2002, the Company acquired all of the issued and outstanding shares of Rex in exchange for 4,500,000 common shares of the Company.

On November 2, 2004, the Underlying Agreement was amended whereby the Company has the option to acquire a 100% interest in the Midway property by further payments totaling US$200,000 on or before August 15, 2005 (paid), subject only to a sliding scale royalty on NSR from any commercial production of between 2% to 7%, based on changes in gold prices.

In addition, the original option exercise payment of US$3,000,000 due August 15, 2005 was replaced with a series of annual payments as advances upon the royalty payable from commercial production as follows:

Option payment US$	Dates

250,000	On or before August 15, 2006 (paid)
250,000	On or before August 15, 2007 (paid)
300,000	On or before August 15, 2008 and annually thereafter

F17

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

 (b)

Spring Valley property, Nevada:

On August 15, 2003, the Company entered into an option agreement (the “Spring Valley Option Agreement”) with an unrelated individual (the “Owner”) whereby the Company had an option to acquire 100% of 44 unpatented mining claims (the “Spring Valley Claims”). During the term of the Spring Valley Option Agreement, the Company incurred minimum annual expenditures of US$150,000 and paid the Owner US$475,000 from 2003 until making the final payment of US$3,000,000 on August 31, 2007 to complete the purchase of the Spring Valley Claims.  The Owner retained a NSR royalty from commercial production over 500,000 ounces. The royalty is on a sliding scale increasing from 2% to 7% based on changes in gold prices. In addition, the Owner is entitled to a 1% overriding royalty on NSR from commercial production on all lands owned by the Company or an affiliate and located outside, but within a one half (1/2) mile perimeter of the Spring Valley Claims.

On September 1, 2003, the Company entered into an option agreement (the “SV Option Agreement”) with an unrelated company (the “Optionor”) to acquire all right, title and interest in 28 unpatented mining claims (the “SV Claims”), subject to a 2% net smelter royalty on commercial production payable to the Optionor. The SV Claims are contiguous to the Spring Valley Claims. Under the terms of the SV Option Agreement, the Company is required to maintain the mineral claims in good standing and to make the following option payments:

Option payment US$	Dates

10,000	September 10, 2003 (paid)
20,000	On or before March 1, 2004 (paid)
50,000	On or before September 1, 2004 (paid)
50,000	On or before September 1, 2005 (paid)
70,000	On or before September 1, 2006 (paid)
100,000	On or before September 1, 2007 (paid)
100,000	On or before September 1, 2008
100,000	On or before September 1, 2009
500,000

The Company has the option to make the final option payment of US$500,000, less the total amount of all previous option payments made, at any time. Upon making the final payment, the Company will acquire an undivided 100% interest in the SV Claims, subject only to the Optionor’s 2% NSR royalty.

In 2004 the Company purchased one claim for US$75,000.

On September 7, 2005, the Company entered into a Purchase and Sale Agreement (“Agreement”) to buy 544 acres of surface land adjacent to the Spring Valley property for US$108,840. Upon execution of the Agreement, the Company paid a total of US$34,142, together with a promissory note in the principal amount of US$76,188, which was re-paid in February 2007.

On January 25, 2006, the Company entered into a Purchase and Sale Agreement to acquire 101 federal mining claims (“Claims”) from Coeur Rochester, Inc (“Coeur”), adjoining the Spring Valley property, for the price of 40,000 common shares of Midway at a value of $2.20 per share. Coeur retains a 3% NSR royalty on any production and sale of metals from the Claims.

F18

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

On April 25, 2006, the Company entered into a Mineral Lease Agreement and Option to Purchase 12 unpatented lode mining claims for a series of annual payments as advances upon the 3% NSR royalties payable:

Option payment US$	Dates
12,000	Upon execution of agreement (paid)
24,000	On or before April 25, 2007 (paid)
36,000	On or before April 25, 2008 and annually thereafter

The Company has the option to purchase these claims for a total purchase of US$600,000. Any advance royalties paid will be credited against the purchase price.

On May 5, 2006, the Company completed a purchase of land and mineral rights of 920 gross acres, 320 acres net surface, 770 acres net mineral, for US$200,000, subject to a 3% NSR royalty on any production and sale of metals from the claims.  This land and mineral rights also form part of the Spring Valley property.

On July 18, 2006, the Company entered into a mineral lease agreement and option to purchase 97 unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalties payable:

Option payment US$	Dates
10,000	Upon execution of agreement (paid)
15,000	On or before July 18, 2007 (paid)
20,000	On or before July 18, 2008 and annually thereafter

The Company has the option to purchase these claims for a total purchase of US$600,000. Any advance royalties paid will be credited against the purchase price.

On September 1, 2006, the Company purchased a 40 acre parcel, located near the Spring Valley diatreme, for US$30,000.

On October 25, 2006 Company entered into a mineral lease agreement and option to purchase 6 unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalties payable.

Option payment US$	Dates

6,000	Upon execution of agreement, October 25, 2006 (paid)
12,000	On or before October 26, 2007 (paid)
20,000	On or before October 26, 2008
25,000	On or before October 25, 2009 and annually thereafter

The Company has the option to purchase each claim for a price of US$100,000. Any advance royalties paid will be credited against the purchase price.

F19

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

On October 30, 2006, the Company entered into a mineral lease agreement and option to purchase 2 unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalties payable.

Option payment US$	Dates
2,000	Upon execution of agreement, October 30, 2006 (paid)
4,000	On or before October 30, 2007 (paid)
5,000	On or before October 30, 2008
6,000	On or before October 30, 2009 and annually thereafter

The Company has the option to purchase each claim for a price of US$100,000. Any advance royalties paid will be credited against the purchase price.

On June 1, 2007 the Company entered into a mineral lease agreement and option to purchase 2 unpatented lode mining claims for US$500,000.  To maintain the option the Company must make monthly payments of US$1,000 (paid through to June 2008) and one-time payments of US$25,000 by June 1, 2009, US$150,000 by June 1, 2012, US$150,000 by June 1, 2014 and US$55,000 by June 1, 2017.   All payments shall be credited towards the purchase price.

Over the years the Company has staked additional claims within and adjacent to the Spring Valley property.

 (c)

Pan Property, Nevada

Pursuant to the acquisition of Pan-Nevada described in Note 3, the Company assumed the January 7, 2003 mineral lease agreement with Gold Standard Royalty Corporation (“GSRC”) (formerly the Lyle Campbell Trust) for a 100% interest in the Pan property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$65,000 year work expenditures, including claim maintenance fees, during the term of the mining lease.

Subsequent to acquiring Pan-Nevada the Company staked additional claims adjacent to the Pan property some of which fall within the one mile area of interest of GSRC mining lease and will be subject to the NSR royalty to GSRC.

(d)

Afgan Property, Nevada

Pursuant to the acquisition of Pan-Nevada described in Note 3, the Company assumed the January 7, 2003 mineral lease agreement with GSRC for a 100% interest in the Afgan property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$40,000 or the US dollar equivalent of 116 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$60,000 year work expenditures, including claim maintenance fees, during the term of the mining lease.

In August 2007, Midway acquired 104 unpatented claims from WFW Resources, LLC of Elko, Nevada, for a US$52,000 property payment and annual advance royalty payments of US$25,000 per year for years 2 to 5 and US$50,000 per year for years 6 to 10 with a NSR royalty of 4%. The royalty can be bought down to 1% NSR depending upon the price of gold.

F20

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

(e)

Gold Rock (formerly the Monte) Property, Nevada

Pursuant to the acquisition of Pan-Nevada described in Note 3, the Company assumed the March 20, 2006 mineral lease agreement with GSRC for a 100% interest in the Gold Rock property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$30,000 in 2008, US$45,000 by January 5, 2009.  By January 5, 2010 and annually thereafter US$60,000 thereafter or  the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$75,000 year work expenditures, including claim maintenance fees, during the term of the mining lease.

On January 15, 2007 the Company entered into a mineral lease agreement with Anchor Mineral, Inc. of Kansas, for unpatented mining claims adjoining the Gold Rock project.  Advance minimum royalty payments will be due each year of the lease creditable against a 3.5% NSR production royalty.

Option payment US$	Dates
6,000	On or before June 1, 2008
10,000	On or before January 15, 2009
20,000	On or before January 15, 2010
30,000	On or before January 15, 2011
30,000	The greater of $30,000 or the gold equivalent price

The gold equivalent price shall be $30,000 multiplied by a factor of the closing price of gold on the last business day in December 2010 over the closing price of gold on January 15, 2007.

Subsequent to acquiring Pan-Nevada the Company staked additional claims adjacent to the Gold Rock property some of which fall within the one mile area of interest of GSRC mining lease or the Anchor Minerals Lease and will be subject to the NSR royalty to either GSRC or Anchor Minerals.

(f)

Maggie Creek Property, Nevada

Pursuant to the acquisition of Pan-Nevada described in Note 3, the Company assumed the January 7, 2003 mineral lease agreement with GSRC for a 100% interest in the Maggie Creek property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$5,000 or the US dollar equivalent of 14.5 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$15,000 year work expenditures, including claim maintenance fees, during the term of the mining lease.

(g)

Jessup Property, Nevada

Pursuant to the acquisition of Pan-Nevada described in Note 3, the Company acquired the Jessup property comprised of unpatented mining claims and 1 unpatented mining claim held directly by Pan-Nevada and unpatented mining claims held by Pan-Nevada under leases with the various claim owners.

On August 21, 2007 the Company sold all of its interest in the Jessup project to Rye Patch.  On September 28, 2007 Rye Patch paid the Company US$246,367 and  the Company received 2,000,000 common shares of Rye Patch and 1,000,000 common share purchase warrants entitling the Company to purchase one common share of Rye Patch at an exercise price of $1.00 until September 28, 2009 (note 4).  There was no gain or loss on disposal of Jessup.

F21

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

(h)

Burnt Canyon Property, Nevada

On November 19, 2007, the Company entered into a mineral lease agreement and option to purchase unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalties payable.

Option payment US$	Dates
25,000	Upon execution of agreement (paid)
25,000	On or before November 19, 2008
30,000	On or before November 19, 2009
40,000	On or before November 19, 2010
50,000	On or before November 19, 2011 and each year thereafter

The Company has the option to purchase the claims for a price of US$1,000,000. Any advance royalties paid will be credited against the purchase price.

7.

Share capital:

(a)

The Company’s authorized to issue an unlimited number of common shares.

(b)

Share issuances:

(i)

During 1996, the Company issued 420,000 common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $98,722 net of issue costs.  In addition the Company issued 280,000 flow-through common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $70,000.

(ii)

During 1997, the Company completed an initial public offering of 2,000,000 common shares at $0.35 per share for proceeds of $590,570, net of issue costs.  In connection with this offering, the Company’s agent received a selling commission of 10% or $0.035 per share and was issued 25,000 shares as a corporate finance fee.

(iii)

During 1997, the Company issued 1,000,000 units at $2.50 per unit by way of a private placement for proceeds of $2,253,793 net of issue costs.  Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at $3.00 per share until February 14, 1998.  The proceeds of the financing of $2,500,000 were allocated $2,178,761 as to the common shares and $321,239 as to the warrants.   During 1998 100,000 of the warrants were exercised and 900,000 expired.  In connection with this private placement, the Company’s agent received a selling commission of 7.5% of the proceeds of the units sold or $0.1875 per unit and a corporate finance fee of $15,000.

(iv)

During 1997, the Company issued 750,000 common shares as performance shares for proceeds of $7,500 that were held in escrow in accordance with the rules of the regulatory authorities of British Columbia.  The shares were released 25% in each of 1998, 1999, 2000 and 2001.

(v)

During 1997, pursuant to an equity participation agreement to acquire an interest in Gemstone Mining Inc. (“Gemstone”), a Utah Corporation that by agreement the creditors of Gemstone were issued 1,000,000 units of the Company on conversion of a debt of $2,065,500 (US$1,500,000). Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at US$2.00 per share that was immediately exercised for proceeds of $2,803,205 (US$2,000,000).  The first one-third tranche of a conditional finders’ fee was satisfied by the issue of 150,000 common shares in connection with the acquisition of Gemstone.

(vi)

During 1998, the Company issued 100,000 common shares pursuant to the exercise of share purchase warrants for proceeds of $300,000.

(vii)

During 1998, the Company issued 200,000 common shares in connection with the acquisition of Gemstone as well as the second tranche of finder’s fee in connection with that acquisition.  The Company’s option to acquire Gemstone expired on January 31, 1998 and the remaining one-third tranche were not issued.

F22

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

(viii)

During 1999, the Company consolidated its issued share capital on a two old for one new basis and changed its name from Neary Resources Corporation to Red Emerald Resource Corp.

(ix)

During 2002, the Company issued 3,500,000 units at $0.25 per unit for proceeds of $875,000 by way of a short form offering document under the policies of the TSX Venture Exchange.  Each unit consists of one common share and one common share purchase warrant that entitled the holder to purchase one additional common share at $0.25 per share until October 19, 2002.  The Company also issued 150,000 common shares as a finance fee in connection with this offering, and issued the agent 875,000 share purchase warrants exercisable at $0.25 per share until April 19, 2004.  During 2002 the Company issued 1,134,500 special warrants at $1.25 per special warrant for proceeds of $1,418,125.  Each Special Warrant automatically converted to a unit comprising one common share and one share purchase warrant that entitled the holder to purchase one additional common share at $1.55 per share until November 6, 2003.  The proceeds of the financing of $1,418,125 were allocated on a relative fair value basis as $1,171,286 to common shares and $246,839 as to the warrants.  During 2003 all of the warrants expired unexercised.  In connection with the offering the Company paid the agent a 10% commission totaling $113,450, issued the agent 40,000 common shares as a finance fee in connection with this offering, and issued the agent 170,175 share purchase warrant exercisable at $1.55 per share until July 5, 2003.

(x)

During 2002, the Company issued 4,028,000 common shares pursuant to the exercise of share purchase warrants for proceeds of $1,007,000.

(xi)

During 2002, the Company issued 32,000 common shares pursuant to the exercise of stock options for proceeds of $12,800.

(xii)

During 2002, the Company issued 31,250 common shares as additional consideration to a director who loaned the Company $780,000 bearing interest at 12% per annum.  The loan and interest was repaid prior to December 31, 2002.

(xiii)

During 2002, the Company acquired Rex Exploration Corp. (“Rex”) in exchange for 4,500,000 common shares of the Company.

(xiv)

During 2003, the Company issued 700,000 units at $1.20 per unit for proceeds of $840,000 by way of a non-brokered private placement.  Each unit consists of one common share and one share purchase warrant that entitled the holder to purchase one additional common share at $1.50  until May 25, 2004.  The proceeds of the financing of $840,000 were allocated $638,838 as to common shares and $201,162 as to the warrants.  During 2004 161,000 of the warrants were exercised and 539,000 expired.  Share issue expenses were $19,932.

(xv)

During 2003, the Company issued 294,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $73,625.

(xvi)

In January 2004, the Company issued 400,000 units at $2.00 per unit for proceeds of $800,000 by way of a private placement.  Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $2.35 per share for a six month period.  The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $624,593 to common shares and $175,407 as to the warrants.  All of the warrants expired unexercised in 2004.  The Company issued 40,000 common shares as a finder’s fee for this private placement.

(xvii)

In August 2004, the Company issued 1,020,000 units at $0.75 per unit for proceeds of $765,000 by way of a private placement.  Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $0.80 per share until August 25, 2005.  All of the warrants were subsequently exercised.  The Company issued 55,650 common shares as a finder’s fee for this private placement.

(xviii)

In December 2004, the Company issued 700,000 units at $0.85 per unit for proceeds of $595,000 by way of a private placement.  Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until December 20, 2005.  All of the warrants were subsequently exercised.  The Company issued 18,750 common shares as a finder’s fee for this private placement.

(xix)

In February 2005, the Company issued 2,500,000 units at $0.85 per unit for proceeds of $2,125,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until February 16, 2006. The proceeds of the financing of $2,125,000 were allocated on a relative fair value basis as $1,598,457 to common shares and $526,543 as to warrants.  There were 23,000 warrants exercised in fiscal year 2005 and the balance exercised in fiscal year 2006. The Company issued 75,800 common shares for

F23

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

$64,430 and paid $69,700 in cash as a finder’s fee and incurred $26,709 in additional issue costs for this private placement.

(xx)

In July 2005, the Company issued 1,000,000 units at $1.15 per unit for proceeds of $1,150,000 by way of a private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.15 per share until July 27, 2006.  The proceeds of the financing of $1,150,000 were allocated on a relative fair value basis as $995,193 to common shares and $154,807 as to warrants.   All of the warrants were exercised in fiscal year 2006. The Company incurred $15,560 in issue costs.

(xxi)

In August 2005, the Company issued 500,000 units at $1.40 per unit for proceeds of $700,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant that entitled the holder to purchase one additional common share at $1.45 per share until August 22, 2006. The proceeds of the financing of $700,000 were allocated on a relative fair value basis as $608,015 to common shares and $91,985 as to warrants.   All of the warrants were exercised in fiscal year 2006. The Company incurred $8,261 in issue costs.

(xxii)

In January 2006, the Company issued 40,000 common shares at a value of $88,000 pursuant to a purchase and sale agreement to purchase mining claims for the Spring Valley project.

(xxiii)

In May 2006, the Company issued 3,725,000 units at $1.80 per unit for proceeds of $6,705,000 by way of a private placement.  Each unit consisted of one common share and one-half nontransferable share purchase warrant.  Each whole warrant entitled the holder to purchase one additional common share at $2.70 per share until May 16, 2007. The proceeds of the financing of $6,705,000 were allocated on a relative fair value basis as $5,998,846 to common shares and $706,154 as to warrants.   The Company incurred $65,216 in issue costs.  By May 16, 2007 1,725,000 of the warrants were exercised and 137,500 expired unexercised.

(xxiv)

In November 2006, the Company issued 2,000,000 units at $2.50 per unit for proceeds of $5,000,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant.  Each whole warrant entitles the holder to purchase one additional common share at $3.00 per share until November 10, 2007.  The proceeds of the financing of $2,000,000 were allocated on a relative fair value basis as $1,761,509 to common shares and $238,491 as to warrants.   The Company paid $88,750 in finders’ fees and incurred $94,546 in issue costs for this private placement.  By November 10, 2007 908,782 of the warrants were exercised and 91,218 expired unexercised.

(xxv)

As described in Note 3, on April 16, 2007 the Company issued 7,764,109 common shares at a value of $25,000,431, 308,000 stock options at a value of $608,020 and 870,323 share purchase warrants at a value of $1,420,054 in connection with the acquisition of Pan-Nevada.  By December 31, 2007, 154,000 of the stock options had been exercised and 761,823 share purchase warrants had been exercised.

(xxvi)

On August 24, 2007 the Company issued 2,000,000 common shares at $2.70 per common share for proceeds of $5,400,000 by way of a private placement.  The Company incurred $28,000 in share issue costs.

(c)

Stock options:

The Company has an incentive share option plan (the “Plan”) that allows it to grant incentive stock options to its officers, directors, employees and consultants. The Plan permits the Company’s directors to grant incentive stock options for the purchase of shares of the Company to persons in consideration for services. Stock options must be non-transferable and the aggregate number of shares that may be reserved for issuance pursuant to stock options may not exceed 10% of the issued shares of the Company at the time of granting and may not exceed 5% to any individual (maximum of 2% to any consultant). The exercise price of stock options is determined by the board of directors of the Company at the time of grant and may not be less than the closing price of the Company’s shares on the trading day immediately preceding the date on which the option is granted and publicly announced, less an applicable discount, and may not otherwise be less than $0.10 per share. Options have a maximum term of ten years and terminate 90 days following the termination of the optionee’s employment, except in the case of death or disability, in which case they terminate one year after the event.

F24

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

Expiry date	Exercise price per share	Balance December 31, 2006	Granted	Exercised	Balance December 31, 2007	Intrinsic Value

March 7, 2007	$1.40	150,000	-	(150,000)	-	$ -
July 12, 2007	$1.43	-	21,000	(21,000)	-	-
July 12, 2007	$1.07	-	42,000	(42,000)	-	-
August 11, 2007	$1.43	-	91,000	(91,000)	-	-
February 11, 2008	$1.43	-	84,000	-	84,000	202,440
September 5, 2008	$1.24	200,000	-	(100,000)	100,000	260,000
October 11, 2008	$1.07	-	70,000	-	70,000	193,900
September 14, 2009	$0.80	308,500	-	(66,000)	242,500	737,200
February 4, 2010	$0.85	80,000	-	-	80,000	239,200
June 24, 2010	$1.30	575,000	-	(75,000)	500,000	1,270,000
October 4, 2010	$1.70	30,000	-	(30,000)	-	-
March 9, 2011	$2.00	100,000	-	-	100,000	184,000
March 22, 2011	$2.00	100,000	-	-	100,000	184,000
May 4, 2011	$2.00	30,000	-	-	30,000	55,200
June 11, 2011	$2.53	405,000	-	(20,000)	385,000	504,350
August 30, 2011	$2.63	40,000	-	-	40,000	48,400
November 30, 2011	$2.70	140,000	-	-	140,000	159,600
January 23, 2012	$3.00	-	25,000	-	25,000	21,000
March 7, 2012	$2.93	-	100,000	-	100,000	91,000
April 26, 2012	$3.20	-	200,000	-	200,000	128,000
July 31, 2012	$2.71	-	975,000		975,000	1,101,750
October 30, 2012	$3.36	-	100,000		100,000	48,000
November 16, 2012	$3.25	-	40,000		40,000	23,600
December 6, 2012	$3.32	-	15,000		15,000	7,800
April 13, 2014	$2.04	400,000	-	-	400,000	720,000
		2,558,500	1,763,000	(595,000)	3,726,500	6,179,440

Weighted average exercise price		$1.62	$2.59	$1.33	$2.18

At December 31, 2007, all but 503,332 of the 3,726,500 stock options were exercisable.

F25

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

Expiry date	Exercise price per share	Balance December 31, 2005	Granted	Exercised	Cancelled	Balance December 31, 2006

August 14, 2006	$0.40	113,000	-	(113,000)	-	-
March 7, 2007	$1.40	150,000	-	-	-	150,000
February 27, 2008	$1.36	50,000	-	-	(50,000)	-
September 5, 2008	$1.24	200,000	-	-	-	200,000
April 13, 2014	$2.04	400,000	-	-	-	400,000
September 14, 2009	$0.80	384,500	-	(76,000)	-	308,500
November 26, 2006	$0.80	50,000	-	(50,000)	-	-
February 4, 2010	$0.85	122,000	-	(42,000)	-	80,000
June 24, 2010	$1.30	600,000	-	(25,000)	-	575,000
October 4, 2010	$1.70	30,000	-	-	-	30,000
March 9, 2011	$2.00	-	100,000	-	-	100,000
March 22, 2011	$2.00	-	100,000	-	-	100,000
May 4, 2011	$2.00	-	30,000	-	-	30,000
June 11, 2011	$2.53	-	405,000	-	-	405,000
August 30, 2011	$2.63	-	40,000	-	-	40,000
November 30, 2011	$2.70	-	140,000	-	-	140,000
		2,099,500	815,000	(306,000)	(50,000)	2,558,500

Weighted average exercise price		$1.27	$2.41	$0.70	$1.36	$1.62

At December 31, 2006, all 2,558,500 stock options were exercisable.

F26

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

Expiry date	Exercise price per share	Balance December 31, 2004	Granted	Exercised	Cancelled	Balance December 31, 2005

August 14, 2006	$0.40	213,000	-	(100,000)	-	113,000
March 7, 2007	$1.40	150,000	-	-	-	150,000
February 27, 2008	$1.36	50,000	-	-	-	50,000
September 5, 2008	$1.24	200,000	-	-	-	200,000
April 13, 2014	$2.04	400,000	-	-	-	400,000
September 14, 2009	$0.80	450,000	-	(65,500)	-	384,500
November 26, 2006	$0.80	50,000	-	-	-	50,000
February 4, 2010	$0.85	-	122,000	-	-	122,000
June 24, 2010	$1.30	-	600,000	-	-	600,000
October 4, 2010	$1.70	-	30,000	-	-	30,000
		1,513,000	752,000	(165,500)	-	2,099,500

Weighted average exercise price		$1.21	$1.24	$0.56	$0.00	$1.27

At December 31, 2005, all 2,099,500 stock options were exercisable.

During 2007, the Company granted 1,455,000 options with an estimated fair value of $2,054,048 and recorded stock-based compensation expense for the vested portions of those stock options of $1,502,912 in the statement of operations of which $1,210,802 is included in salaries and benefits and $292,110 has been included in engineering and consulting exploration costs.  The remaining fair value of $551,136 will be recorded as the options vest over the next two fiscal years.  The fair value of each stock option grant was calculated using the Black-Scholes option pricing model with the following assumptions: expected life from 2.5 to 3.25 years; volatility ranging from 68% to 78%; no dividend yield; and a risk free interest rate ranging from 3.85% to 4.61%.

Pursuant to the acquisition of Pan-Nevada described in note 3, the Company issued 308,000 stock options to Pan-Nevada option holders.  The Company recorded the $608,020 fair value of these options as a part of the cost to acquire Pan-Nevada.  The fair value of each option grant was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 4 to 10 months; volatility of 68%; no dividend yield; and a risk free interest rate of 4.13%.

During 2006, the Company granted 815,000 options and based on their estimated fair value at their grant dates, recorded stock-based compensation expense of $992,400 in the statement of operations of which $628,312 is included in salaries and benefits and $364,088 has been included in engineering and consulting exploration costs.  The fair value of each option grant was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 2.5 years; volatility ranging from 81% to 82%; no dividend yield; and a risk free interest rate ranging from 3.88% to 4.27%.

During 2005, the Company granted 752,000 options and based on their estimated fair value at their grant dates, recorded stock-based compensation expense of $488,075 in the statement of operations. The fair value of each option grant was calculated using the Black-Scholes option pricing model with the following assumptions: expected life ranging from 2 to 2.5 years; volatility ranging from 79% to 84%; no dividend yield; and a risk free interest rate ranging from 2.83% to 3.69%.

F27

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

The weighted average grant date fair value of options for the year ended December 31, 2007 was $1.41 (2006 - $1.22; 2005 - $0.61).

The intrinsic value of stock options outstanding at December 31, 2007, 2006 and 2005 relates to vested options.  Intrinsic value for stock options is calculated on the difference between the exercise prices of the underlying options and the quoted price of our common stock as of the reporting date.

(d)

Share purchase warrants:

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance December 31, 2006	Issued	Exercised	Expired	Balance December 31, 2007

May 16, 2007	$2.70	1,862,500	-	(1,725,000)	(137,500)	-
July 19, 2007	$1.96	-	418,822	(418,822)	-	-
November 10, 2007	$3.00	1,000,000	-	(908,782)	(91,218)	-
May 23, 2008	$1.43	-	451,501	(343,001)	-	108,500
		2,862,500	870,323	(3,395,605)	(228,718)	108,500

Expiry date	Exercise price per share	Balance December 31, 2005	Issued	Exercised	Expired	Balance December 31, 2006

February 16, 2006	$1.00	2,477,000	-	(2,477,000)	-	-
July 27, 2006	$1.15	500,000	-	(500,000)	-	-
August 22, 2006	$1.45	250,000	-	(250,000)	-	-
May 16, 2007	$2.70	-	1,862,500	-	-	1,862,500
November 10, 2007	$3.00	-	1,000,000	-	-	1,000,000
		3,227,000	2,862,500	(3,227,000)	-	2,862,500

Expiry date	Exercise price per share	Balance December 31, 2004	Issued	Exercised	Expired	Balance December 31, 2005

August 25, 2005	$0.80	1,020,000	-	(1,020,000)	-	-
December 20, 2005	$1.00	700,000	-	(700,000)	-	-
February 16, 2006	$1.00	-	2,500,000	(23,000)	-	2,477,000
July 27, 2006	$1.15	-	500,000	-	-	500,000
August 22, 2006	$1.45	-	250,000	-	-	250,000
		1,720,000	3,250,000	(1,743,000)		3,227,000

F28

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

On April 16, 2007, with the acquisition of Pan-Nevada described in note 3, the Company issued 870,323 share purchase warrants to Pan-Nevada warrant holders.  The Company recorded the $1,420,054 fair value of these warrants as a part of the cost to acquire Pan-Nevada.  The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3 to 18 months; volatility of 68%; no dividend yield; and a risk free interest rate of 4.13%.

8.

Contingency:

In May 2006 the Company’s wholly-owned Nevada subsidiary MGC Resources Inc. (“MGC") purchased additional property (the “Disputed Property”) from Seymork Investments Ltd. (“Seymork”) for US$200,000 to expand the Spring Valley project in Nevada. The Disputed Property represents about 4% of the surface area of the Spring Valley project.  In 1998, the transfer of Emma Wagner’s ("Wagner") interest in the Disputed Property to Seymork, as well as a transfer of the interest held by Wagner’s deceased husband’s estate to Seymork, was formally approved by a Nevada court.  As part of the consideration for the court-approved transaction, Seymork executed two promissory notes, one in favor of Wagner and one in favor of the estate of Wagner’s deceased husband.  Two deeds of trust relating to the Disputed Property were also executed and recorded to secure payment of the promissory notes.  Both notes were later assigned to a group represented by Wallace D. Stephens (collectively "Stephens").  The promissory notes were not repaid and, in March 2006, Stephens sought to foreclose its interest against Seymork. In June 2006, Wagner brought a cross claim in the lawsuit against Seymork alleging that Wagner was the rightful owner of the Disputed Property, and claiming that the conveyance to Seymork was not a sale but that Seymork had agreed to hold the Disputed Property in trust for Wagner.  MGC joined the lawsuit in order to protect its interests in the Disputed Property.  If the court determines that Seymork was the rightful owner of the Disputed Property then MGC will be required to negotiate a settlement of the Stephens promissory notes.  Stephens claims that the current balance on the promissory notes, including interest and attorneys fees, is approximately $570,000.  The amount of the settlement cannot be reasonably estimated at this time and the occurrence of the confirming future event is not determinable. If the court determines that Wagner was the rightful owner of the Disputed Property then MGC will lose title to the Disputed Property it purchased from Seymork and will write off the purchase price of US$200,000.

MGC believes it has a credible basis for maintaining its title to the Disputed Property.  MGC has filed a motion for summary judgment seeking to quiet title to the Disputed Property and is awaiting a decision by the court.  The outcome of this matter is not determinable at present.

9.

Related party transactions:

During fiscal 2007, the Company was charged a total of $110,000 (2006 - $122,500; 2005 - $60,000) for office and administration fees and consulting fees by directors, officers and companies with common directors. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

During fiscal 2007, the Company recovered a total of $25,784 from a company managed by common directors and officers for shared office costs (2006 - $nil; 2005 – $nil).

A total of $24,056 owing to these related parties is included in accounts payable and accrued liabilities at December 31, 2007 (2006 - $587) and a total of $11,909 is included in accounts receivable at December 31, 2007 (2006 - $1,589) is due from these related parties.

10.

Financial instruments:

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Investments as at December 31, 2007 are recorded at fair value (note 4).

F29

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

11.

Supplemental disclosure with respect to cash flows:

The significant non-cash transaction for the year ended December 31, 2007 consisted of the issue of 7,764,109 common shares, 308,000 stock options and 870,323 share purchase warrants for the acquisition of Pan-Nevada (note 3), the transfer of $694,515 for the fair value of stock options exercised and the transfer of $2,081,407 for the fair value of share purchase warrants exercised from paid in additional capital to share capital.

The significant non-cash transaction for the year ended December 31, 2006 consisted of the issue of 40,000 common shares for an option payment for a mineral property in the amount of $88,000 (note 6) and the transfer of $111,330 for the fair value of stock options exercised and the transfer of $768,491 for the fair value of share purchase warrants exercised from paid in additional capital to share capital.

The significant non-cash transaction for the year ended December 31, 2005 consisted of the issue of 75,800 common shares for a finder’s fee in the amount of $64,430 (note 6) and the transfer of $31,964 for the fair value of stock options exercised and the transfer of $4,844 for the fair value of share purchase warrants exercised from paid in additional capital to share capital and a promissory note for $88,607 (US$76,188) issued for payment of a mineral property acquisition (note 6).

12.

Income taxes:

The majority of the difference between the actual tax recovery and the expected B.C. statutory corporate income tax recovery follows:

	2007	2006
Canadian statutory income tax rate	34.12%	34.12%

Income tax expense (recovery) at statutory rate	(3,897,564)	(2,682,592)
(Decrease) increase resulting from:
Stock-based compensation not deductible	512,794	338,607
Reduction in statutory tax rates	(543,195)	(455,081)
Change due to foreign exchange and other	(578,035)	839,066
Change in valuation allowance	3,749,000	1,339,000

Income tax expense (recovery)	$(757,000)	$(621,000)

The significant components of the Company’s future income tax assets and liabilities at December 31 are as follows:

	2007	2006
Future income tax assets:
Canada:
Equipment, mineral properties and other	$1,282,000	$1,491,000
Losses carried forward	1,303,000	1,111,000
Capital losses carried forward	852,000	978,000
United States:
Mineral properties	5,757,000	2,087,000
Losses carried forward	716,000	494,000
Total future income tax assets	9,910,000	6,161,000

Valuation allowance	(9,910,000)	(6,161,000)
Net future income tax assets	-	-

Future income tax liabilities:
United States:
Mineral properties	8,201,067	-

Net future income tax assets (liabilities)	$(8,201,067)	$-

At December 31, 2007, the Company has available losses for tax purposes in Canada and the United States of approximately $4,827,000 (2006 - $3,571,000) and $2,106,000 (2006 - $1,759,843), respectively, which can be applied to reduce taxable income until 2026. The Company also has Canadian capital losses of approximately $6,312,000 which are without expiry.

F30

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(expressed in Canadian dollars)

12.

Segment disclosures:

The Company considers itself to operate in a single segment, being mineral exploration and development. Geographic information is as follows:

	Canada	United States	Total
December 31, 2007:
Revenues	-	10,786,106	10,786,106
Long-lived assets	850,000	48,039,470	48,889,470

December 31, 2006:
Revenues	-	-	-
Long-lived assets	23,354	7,938,349	7,961,703

December 31, 2005:
Revenues	-	-	-

13.

Subsequent events:

Subsequent to December 31, 2007:

a)

 the Company issued 185,000 common shares pursuant to the exercise of stock options for gross proceeds of $337,750.

b)

the Company was assigned an existing lease on 10 unpatented claims adjoining the Company’s Gold Rock property.   The property has a 3.0 % NSR royalty. Subject to regulatory approval, the Company will issue 30,000 common shares to William Sheriff, a director of the Company as consideration for his assignment of the lease to the Company.

F31

 INDEX TO EXHIBITS

Exhibit No.	Exhibit Name

23.1	Consent of KPMG LLP

23.2	Consent of Michael M. Gustin (Mine Development Associates)

23.3	Consent of AMEC E&C Services, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

KPMG LLP Chartered Accountants PO Box 10426 777 Dunsmuir Street Vancouver BC V7Y 1K3 Canada	Telephone (604) 691-3000 Fax (604) 691-3031 Internet www.kpmg.ca

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Midway Gold Corp.

We consent to the incorporation by reference in the registration statement (No. 333-148796) on Form S-8 of Midway Gold Corp. of our report dated February 7, 2008, with respect to the consolidated balance sheets of Midway Gold Corp. as of December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows, comprehensive loss and stockholder’s equity for each of the years in the three-year period ended December 31, 2007, which report appears in the December 31, 2007 annual report on Form 10-K of Midway Gold Corp.

/s/KPMG LLP

Chartered Accountants

Vancouver, Canada

March 28, 2008

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

EXHIBIT 23.2

Consent of Michael M. Gustin

Reference is made to the Annual Report of Midway Gold Corp. (the “Company”) on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (the “Annual Report”).

I hereby consent to the references to my name under the heading “Description of Properties – Pan Property – Mineral Resources” and under the heading of “Description of Properties – Afgan Project” in the Annual Report which the Company used, or directly quoted from, in preparing summaries concerning the Company’s mineral resources which appear in such Annual Report.

/s/ “Michael M. Gustin”

Michael M. Gustin

Mine Development Associates

March 28, 2008

EXHIBIT 23.3

Consent of AMEC E&C Services, Inc.

Reference is made to the Annual Report of Midway Gold Corp. (the “Company”) on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (the “Annual Report”).

I, Timothy O. Kuhl, R.Geo, State of Washington, consent to the public filing of the 2008 Annual Report of Midway Gold Corporation (Annual Report).

I have read the sections "Spring Valley Project - Exploration Completed by Midway" (p.  23,  paragraphs 1 to 4) and Spring Valley Project (p. 41 paragraph 2) and that these fairly and accurately represents the mineral resource estimate and methods employed to estimate the mineral resource.

I hereby consent to the references to AMEC E&C Services, Inc. in the Annual Report which the Company used, or directly quoted from, in preparing summaries concerning the Company’s mineral resources which appear in such Annual Report.

AMEC E&C Services, Inc.

March 28, 2008

EXHIBIT 31.1

CERTIFICATIONS

I, Alan D. Branham, certify that:

1.

I have reviewed this annual report on Form 10-K of Midway Gold Corp.:

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b.

Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

  c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

  a.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

  b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 28, 2008	/s/ Alan D. Branham Alan D. Branham President, Chief Executive Officer and Director (Principal Executive Officer)

  EXHIBIT 31.2

CERTIFICATIONS

I, Doris A. Meyer, certify that:

1.

I have reviewed this annual report on Form 10-K of Midway Gold Corp.:

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b.

Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

  c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

  a.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

  b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 28, 2008	/s/ Doris A. Meyer Doris A. Meyer Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Annual Report of the Company on Form 10-K for the period ended December 31, 2007 (the “Report”) that:

  1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2008	/s/ Alan D. Branham Alan D. Branham President, Chief Executive Officer and Director (Principal Executive Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Annual Report of the Company on Form 10-K for the period ended December 31, 2007 (the “Report”) that:

  1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2008	/s/ Doris A. Meyer Doris A. Meyer Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)

 The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.