Form 10-Q
period 2008-03-31
Midway Gold Corp
filed 2008-05-15
CIK 1319009

click here for printer-friendly PDF version

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-145141

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.      Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer           Accelerated filer          Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of Shares outstanding at May 12, 2008:      49,916,664

EXPLANATORY NOTE

All references to “$” in this report means the Canadian dollar.  All references to “US$” refers to the U.S. dollar, and unless otherwise indicated all currency amounts in this report are stated in Canadian dollars.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM BALANCE SHEETS

 (Expressed in Canadian dollars)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,866,721	$8,325,280
Amounts receivable	91,526	108,364
Prepaid expenses	163,617	89,462
	6,121,864	8,523,106
Investments (note 3)	551,000	850,000
Reclamation deposit	413,243	349,239
Equipment (note 4)	284,102	237,326
Mineral properties (note 5)	47,914,187	47,452,905
	$55,284,396	$57,412,576

Liabilities and stockholders' equity

Current liabilities
Accounts payable and accrued liabilities	$884,113	$518,424

Future income tax liability	8,385,522	8,201,067

Stockholders' equity (note 6)
Common stock authorized - unlimited, no par value
Issued - 49,916,664 (2007 - 49,682,664)	81,259,636	80,507,539
Additional paid in capital	5,228,293	5,375,624
Accumulated other comprehensive income	(419,000)	(120,000)
Deficit accumulated during the exploration stage	(40,054,168)	(37,070,078)
	46,014,761	48,693,085
	$55,284,396	$57,412,576

Nature of operations (note 1)
Commitments (note 5)
Contingency (note 7)

Approved on behalf of the Board:

“George Hawes” Director

“Alan Branham” Director

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Cumulative period from inception (May 14, 1996) to March 31, 2008

Expenses
Consulting (note 8)	$26,109	$3,968	$326,024
Depreciation	27,928	9,947	391,897
Gain on sale of subsidiary	-	-	(2,806,312)
Interest and bank charges	1,192	1,865	818,519
Investor relations	43,671	83,664	946,228
Legal, audit and accounting	48,837	33,584	1,289,127
Management fees	-	-	265,000
Mineral exploration expenditures (Schedule)	2,337,032	987,010	36,111,838
Mineral property interests written off	-	-	25,189
Office and administration (note 8)	36,436	37,548	951,626
Salaries and benefits	289,260	256,459	5,165,675
Transfer agent and filing fees	34,028	6,592	297,777
Travel	44,448	19,083	576,559

Operating loss	2,888,941	1,439,720	44,359,147

Other income (expenses):
Foreign exchange gain (loss)	(264,018)	(22,663)	1,042,278
Interest income	63,869	77,357	773,595
Loss on sale of equipment	-	-	(1,115)
Investment write down	-	-	(30,000)
Other income	-	-	87,221
	(200,149)	54,694	1,871,979
Net loss before income tax	3,089,090	1,385,026	42,487,168
Income tax recovery	105,000	-	2,433,000
Net loss	$2,984,090	$1,385,026	$40,054,168

Basic and diluted loss per share	$0.06	$0.04
Weighted average number of shares outstanding	49,811,137	36,999,400

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Cumulative period from inception (May 14, 1996) to March 31, 2008
Cash provided by (used in):
Operating activities:
Net loss	$(2,984,090)	$(1,385,026)	$(40,054,168)
Items not involving cash:
Depreciation	27,928	9,947	391,897
Stock-based compensation	142,005	177,260	4,624,870
Unrealized foreign exchange loss (gain)	289,455	1,786	(1,216,765)
Unrealized loss on investment	-	-	30,000
Non-cash interest expense	-	-	234,765
Income tax recovery	(105,000)	-	(2,433,000)
Gain on sale of subsidiary	-	-	(2,806,312)
Loss on sale of equipment	-	-	1,115
Write off of mineral property interests	-	-	25,189
Change in non-cash working capital items:
Amounts receivable	16,838	(90,457)	(75,022)
Prepaid expenses	(74,155)	(251,093)	(183,659)
Accounts payable and accrued liabilities	365,689	(178,423)	979,118
	(2,321,330)	(1,716,006)	(40,481,972)

Investments activities:
Proceeds on sale of subsidiary	-	-	254,366
Proceeds on sale of equipment	-	-	694
Proceeds on sale of mineral property	-	-	233,459
Mineral property acquisitions	(372,782)	-	(16,607,306)
Deferred acquisition costs	-	(260,915)	(23,316)
Purchase of equipment	(74,704)	(63,846)	(1,661,311)
Reclamation deposit	(64,004)	-	(828,626)
	(511,490)	(324,761)	(18,632,040)

Financing activities:
Advance from Red Emerald Ltd.	-	-	12,010,075
Common stock issued, net of issue costs	374,261	345,350	46,646,053
Convertible debenture	-	-	6,324,605
	374,261	345,350	64,980,733
Increase (decrease) in cash and cash equivalents	(2,458,559)	(1,695,417)	5,866,721
Cash and cash equivalents, beginning of period	8,325,280	8,568,839	-
Cash and cash equivalents, end of period	$5,866,721	$6,873,422	$5,866,721

Supplemental disclosure with respect to cash flows (note 9)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007

Net loss for the period before other comprehensive loss	$2,984,090	$1,385,026
Unrealized loss on investment	299,000	-
Comprehensive loss	$3,283,090	$1,385,026

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, May 14, 1996 (date of inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued:
Private placements	700,000	168,722	-	-	-	168,722
Net loss	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	700,000	168,722	-	-	(114,800)	53,922
Shares issued:
Initial public offering	2,025,000	590,570	-	-	-	590,570
Principal shares	750,000	7,500	-	-	-	7,500
Private placement	1,000,000	1,932,554	321,239	-	-	2,253,793
Exercise of share purchase warrants	1,000,000	2,803,205	-	-	-	2,803,205
Acquisition of mineral property interest	1,000,000	2,065,500	-	-	-	2,065,500
Finders fee	150,000	309,825	-	-	-	309,825
Net loss	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	6,625,000	7,877,876	321,239	-	(2,142,472)	6,056,643
Shares issued:
Exercise of share purchase warrants	100,000	332,124	(32,124)	-	-	300,000
Acquisition of mineral property interest	200,000	246,000	-	-	-	246,000
Finders fee	150,000	224,250	-	-	-	224,250
Net loss	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	7,075,000	8,680,250	289,115	-	(4,086,146)	4,883,219
Consolidation of shares on a two for one new basis	(3,537,500)	-	-	-	-	-
Net loss	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	3,537,500	8,680,250	289,115	-	(6,464,209)	2,505,156
Net loss	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	3,537,500	8,680,250	289,115	-	(11,182,253)	(2,212,888)
Net earnings	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	3,537,500	8,680,250	289,115	-	(8,754,997)	214,368
Shares issued:
Private placement	4,824,500	2,133,786	246,839	-	-	2,380,625
Exercise of share purchase warrants	4,028,000	1,007,000	-	-	-	1,007,000
Exercise of stock options	32,000	12,800	-	-	-	12,800
Financing shares issued	31,250	35,000	-	-	-	35,000
Acquisition of mineral property interest	4,500,000	3,600,000	-	-	-	3,600,000
Share issue costs	-	(544,260)	-	-	-	(544,260)
Stock based compensation	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002, carried forward	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, December 31, 2002 brought forward	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares issued:
Private placement	700,000	638,838	201,162	-	-	840,000
Exercise of share purchase warrants	294,500	73,625	-	-	-	73,625
Share issue costs	-	(19,932)	-	-	-	(19,932)
Stock based compensation	-	-	531,000	-	-	531,000
Net loss	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	17,947,750	15,617,107	1,295,116	-	(11,765,327)	5,146,896
Shares issued:
Private placement	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of share purchase warrants	213,500	300,892	(46,267)	-	-	254,625
Exercise of stock options	250,000	157,000	(27,000)	-	-	130,000
Share issue costs	-	(183,512)	-	-	-	(183,512)
Stock based compensation	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004	20,645,650	18,013,756	2,338,734	-	(14,760,029)	5,592,461
Private placement	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of stock options	165,500	124,364	(31,964)	-	-	92,400
Exercise of share purchase warrants	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share issue costs	-	-	-	-	-	-
Stock based compensation	-	(184,660)	488,075	-	-	303,415
Net loss	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000

Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investment	-	-	-	(120,000)	-	(120,000)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,070,078)	48,693,085
Shares issued:
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	204,000	665,086	(289,336)	-	-	375,750
Share issue costs	-	(1,489)	-	-	-	(1,489)
Stock based compensation	-	-	142,005	-	-	142,005
Unrealized loss on investment	-	-	-	(299,000)	-	(299,000)
Net loss	-	-	-	-	(2,984,090)	(2,984,090)
Balance, March 31, 2008	49,916,664	$ 81,259,636	$ 5,228,293	$ (419,000)	$ (40,054,168)	$ 46,014,761

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Cumulative period from inception (May 14, 1996) to March 31, 2008
Exploration costs incurred are summarized as follows:
Midway project
Assays and analysis	$ -	$ 11,354	$ 249,477
Communication	-	-	9,513
Drilling	456,179	9,247	2,020,873
Engineering and consulting	198,273	142,525	3,605,664
Environmental	12,461	13,785	156,436
Field office and supplies	25,408	15,900	167,772
Legal	7,529	-	46,274
Property maintenance and taxes	2,761	2,232	335,662
Reclamation costs	422	-	27,766
Reproduction and drafting	-	-	20,803
Salaries and labour	87,766	41,115	300,153
Travel, transportation and accommodation	27,505	39,944	340,890
	818,304	276,102	7,281,283
Spring Valley project
Assays and analysis	93,949	144,952	2,606,535
Communication	-	-	10,307
Drilling	544,521	217,598	8,040,843
Engineering and consulting	156,130	100,701	2,231,105
Environmental	4,668	36,458	290,408
Equipment rental	-	-	64,651
Field office and supplies	34,200	26,655	454,445
Legal	25,616	37,654	192,250
Operator fee	-	-	108,339
Property maintenance and taxes	473	158	355,156
Reclamation costs	2,485	-	70,110
Reproduction and drafting	-	791	29,724
Salaries and labour	131,859	42,596	728,608
Travel, transportation and accommodation	45,376	53,556	686,436
	1,039,277	661,119	15,868,917
Pan project
Assays and analysis	21,011	-	354,713
Drilling	9,617	-	662,910
Engineering and consulting	78,726	-	171,061
Environmental	6,874	-	12,493
Field office and supplies	7,484	-	47,620
Legal	86	-	8,419
Property maintenance and taxes	6,660	-	130,738
Reclamation costs	-	-	46,303
Reproduction and drafting	-	-	5,738
Salaries and labour	70,535	-	367,399
Travel, transportation and accommodation	3,173	-	93,603
	204,166	-	1,900,997
Maggie Creek project
Environmental	-	-	197
Field office and supplies	4,295	-	4,513
Property maintenance and taxes	8	-	14,275
	4,303	-	18,985
Sub-total balance carried forward	2,066,050	937,221	25,070,182

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES – CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Cumulative period from inception (May 14, 1996) to March 31, 2008

Sub-total balance brought forward	2,066,050	937,221	25,070,182
Thunder Mountain project
Assays and analysis	-	-	8,609
Drilling	35,396	-	77,956
Engineering and consulting	-	-	705
Environmental	108	-	1,717
Property maintenance and taxes	-	-	12,453
Reclamation costs	-	-	2,377
Salaries and labour	-	-	503
Travel, transportation and accommodation	55	-	55
	35,559	-	104,375
Afgan project
Assays and analysis	12,808	-	19,641
Drilling	3,025	-	69,131
Engineering and consulting	-	-	10,833
Field office and supplies	244	-	2,148
Legal	-	-	3,351
Property maintenance and taxes	-	-	29,159
Reclamation costs	3,795	-	4,332
Salaries and labour	107	-	10,481
Travel, transportation and accommodation	262	-	6,114
	20,241	-	155,190
Gold Rock project
Assays and analysis	-	-	3,596
Drilling	33,235	-	33,235
Engineering and consulting	30,669	-	56,048
Environmental	534	-	534
Field office and supplies	3,054	-	6,725
Legal	1,374	-	11,526
Property maintenance and taxes	64,502	-	88,281
Reproduction and drafting	-	-	339
Salaries and labour	3,310	-	3,310
Travel, transportation and accommodation	4,202	-	7,514
	140,880	-	211,108
Burnt Canyon project
Assays and analysis	8,639	-	8,639
Engineering and consulting	15,789	-	15,789
Field office and supplies	49	-	373
Legal	286	-	286
Property maintenance and taxes	8,535	-	8,535
Salaries and labour	2,923	-	2,923
Travel, transportation and accommodation	764	-	2,081
	36,985	-	38,626
Pioche/Mineral Mountain project
Acquisition costs and option payments	-	-	40,340
Assays and analysis	-	-	13,037
Drilling	-	-	232,205
Engineering and consulting	-	-	38,212
Field office and supplies	-	-	16,236
Property maintenance and taxes	-	-	49,750
Reclamation costs	-	-	32,683
Travel, transportation and accommodation	-	-	21,124
	-	-	443,587
Sub-total balance carried forward	2,299,715	937,221	26,023,068

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Cumulative period from inception (May 14, 1996) to March 31, 2008

Sub-total balance brought forward	2,299,715	937,221	26,023,068
Black Prince project
Communication	-	-	938
Drilling	-	-	77,167
Engineering and consulting	-	-	78,698
Equipment rental	-	-	10,800
Field office and supplies	-	-	3,397
Geological and geophysical	-	-	63,481
Legal and accounting	-	-	1,163
Property maintenance and taxes	-	-	13,249
Reproduction and drafting	-	-	1,179
Travel, transportation and accommodation	-	-	7,255
Recoveries	-	-	(40,000)
	-	-	217,327
Ruby Violet project
Assays and analysis	-	-	20,499
Communication	-	-	108,762
Drilling	-	-	467,372
Engineering and consulting	-	-	3,120,317
Equipment rental	-	-	337,577
Field office and supplies	-	-	277,119
Foreign exchange gain	-	-	(38,134)
Freight	-	-	234,956
Interest on convertible loans	-	-	1,288,897
Legal and accounting	-	-	453,269
Marketing	-	-	91,917
Mining costs	-	-	693,985
Processing and laboratory supplies	-	-	941,335
Property maintenance and taxes	-	-	298,752
Security	-	-	350,584
Travel, transportation and accommodation	-	-	392,031
Utilities and water	-	-	59,425
	-	-	9,098,663
Property investigations
Assays and analysis	5,610	5,653	146,643
Drilling	-	-	169,129
Engineering and consulting	5,460	31,985	200,140
Environmental	5,132	-	22,761
Field office and supplies	1,057	852	16,756
Legal	3,119	-	3,411
Property maintenance and taxes	-	5,096	109,100
Reclamation costs	1,232	-	2,400
Reproduction and drafting	-	1,172	4,942
Salaries and labour	-	2,534	3,674
Travel, transportation and accommodation	15,707	2,497	93,824
	37,317	49,789	772,780

	$ 2,337,032	$ 987,010	$ 36,111,838

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

2.

Significant accounting policies and change in accounting policy:

These consolidated interim financial statements for the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).  They do not include all of the information and disclosures required by US GAAP for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements.   The interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements including the notes thereto for the year ended December 31, 2007 which may be found on the Company’s profile on SEDAR and EDGAR.

The accounting policies followed by the Company are set out in note 2 to the audited consolidated financial statements for the year ended December 31, 2007 and have been consistently followed in the preparation of these consolidated interim financial statements.

Recently adopted accounting policies

Statement of Financial Accounting Standards No. 157, Fair Value Measurements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. We have adopted SFAS 157 and FASB Staff Position FAS 157-2: Effective Date of FASB Statement No. 157 effective January 1, 2008. The adoption of SFAS 157 for financial instruments as required at January 1, 2008 did not have a material effect on our consolidated financial statements; however, we are required to provide additional disclosure as part of our consolidated financial statements. We will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 as required and do not expect the provisions to have a material effect on our consolidated financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and  Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The valuation of our investments in marketable securities include available for sale securities.  The Company’s Level 1 assets include the valuation of the common shares available for sale with no trading restrictions as determined using a market approach based upon unadjusted quoted prices for identical assets in an active market.   Level 1 assets also include the valuation of warrants that are considered derivatives and are marked to market each reporting period based upon unadjusted quoted prices for identical assets in active markets.  The Company’s Level 2 assets include the valuation of common shares with trading restrictions that will be removed within one year of the financial period reporting date as determined using a market approach and based upon quoted prices for identical assets in

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

active market adjusted by a discount to market comparable to the discount allowed by the TSX Venture Stock Exchange for private placements.

($000’s)		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		Level 1	Level 2	Level 3
Available-for-sale securities	$301	$172	$129	$-
Derivatives	70	70	-	-
Total	$371	$242	$129	$-

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the Company’s first quarter ended March 31, 2008 and it had no material impact on the consolidated financial statements.

Recent United States Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141 and SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements”, an amendment of ARB No. 51 (“FAS 160”). FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. FAS 141R and FAS 160 shall be applied prospectively on or after an entity’s fiscal year that begins on or after December 15, 2008. The Company is currently assessing the impact that FAS 141R and FAS 160 will have on its consolidated financial statements but does not expect that it will have a material impact on the consolidated financial statements.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

3.

Investments

As consideration for the Company’s sale of the Jessup project to Rye Patch Gold Corp. (“Rye Patch”) the Company was issued 2,000,000 common shares of Rye Patch and 1,000,000 common share purchase warrants (the “Warrants’) on September 28, 2007.  The Warrants entitle the Company to purchase one common share of Rye Patch at an exercise price of $1.00 until September 28, 2009.  The 2,000,000 common shares will be available to sell beginning with 400,000 on September 28, 2007 and then 400,000 each six months after until they are all available to sell by September 28, 2009.

	March 31, 2008
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair value
	(ooo's)	($)	($)	($)
Restricted common shares (a)	400	180,000	-	180,000
Available for sale - common shares	1,600	720,000	(419,000)	301,000
Warrants (b)	1,000	100,000	(30,000)	70,000
Total investments		1,000,000	(449,000)	551,000

	December 31, 2007
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair value
	(ooo's)	($)	($)	($)
Restricted common shares (a)	800	360,000	-	360,000
Available for sale - common shares	1,200	540,000	(120,000)	420,000
Warrants (b)	1,000	100,000	(30,000)	70,000
Total investments		1,000,000	(150,000)	850,000

(a)

As at March 31, 2008, 400,000 of the Rye Patch common shares are considered restricted, thus they have no active quoted market and are reported at cost until they no longer are considered restricted.

(b)

Warrants are considered derivatives thus are marked to market each reporting period with gains or losses recorded in the Statement of Operations.

During the quarter ended March 31, 2008, the Company recognized $299,000 unrealized loss on the common shares of Rye Patch as the fair value at March 31, 2008 was less than the fair value at December 31, 2007.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

4.

Equipment:

	March 31, 2008			December 31, 2007
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer equipment	$ 212,899	$ 72,156	$ 140,743	$ 185,177	$ 55,696	$ 129,481
Office equipment	58,862	19,121	39,741	47,219	17,155	30,064
Field equipment	60,792	12,134	48,658	46,506	9,458	37,048
Trucks	88,682	33,722	54,960	67,629	26,896	40,733
	$ 421,235	$ 137,133	$ 284,102	$ 346,531	$ 109,205	$ 237,326

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

5.

Mineral properties:

The continuity of expenditures on mineral properties is as follows:

Mineral property	December 31, 2007	Additions	Recoveries	March 31, 2008
Midway (a)	$ 6,394,704	$ 4,543	$ -	$ 6,399,247
Spring Valley (b)	4,879,825	84	-	4,879,909
Pan (c)	31,961,798	127,645	-	32,089,443
Afgan (d)	4,168,784	79,218	-	4,248,002
Gold Rock (e)	23,248	234,385	-	257,633
Maggie Creek (f)	-	9,902	-	9,902
Burnt Canyon (g)	24,546	5,505	-	30,051
	$ 47,452,905	$ 461,282	$ -	$ 47,914,187

(a)

Midway property, Nevada

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

In the quarter ended March 31, 2008 the Company staked additional claims within and adjacent to the Midway property.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

 (b)

Spring Valley property, Nevada

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

On September 1, 2003, the Company entered into an option agreement (the “SV Option Agreement”) with an unrelated company (the “Optionor”) to acquire all right, title and interest in 28 unpatented mining claims (the “SV Claims”), subject to a 2% NSR royalty on commercial production payable to the Optionor. The SV Claims are contiguous to the Spring Valley Claims. Under the terms of the SV Option Agreement, the Company is required to maintain the mineral claims in good standing and to make the following option payments:

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

On September 7, 2005, the Company entered into a purchase and sale agreement to buy 544 acres of surface land adjacent to the Spring Valley property for US$108,840. Upon execution of the agreement, the Company paid a total of US$34,142, together with a promissory note in the principal amount of US$76,188, which was re-paid in February 2007.

On January 25, 2006, the Company entered into a purchase and sale agreement to acquire 101 federal mining claims (“Claims”) from Coeur Rochester, Inc (“Coeur”), adjoining the Spring Valley property, for the price of 40,000 common shares of Midway at a value of $2.20 per share. Coeur retains a 3% NSR royalty on any production and sale of metals from the Claims.

On April 25, 2006, the Company entered into a mineral lease agreement and option to purchase 12

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

unpatented lode mining claims for a series of annual payments as advances upon the 3% NSR royalty payable:

Option payment US$	Dates
12,000	Upon execution of agreement (paid)
24,000	On or before April 25, 2007 (paid)
36,000	On or before April 25, 2008 (paid subsequently ) and annually thereafter

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

On July 18, 2006, the Company entered into a mineral lease agreement and option to purchase 97 unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalty payable:

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

On October 25, 2006 Company entered into a mineral lease agreement and option to purchase 6 unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalty payable.

Option payment US$	Dates

6,000	Upon execution of agreement, October 25, 2006 (paid)
12,000	On or before October 26, 2007 (paid)
20,000	On or before October 26, 2008
25,000	On or before October 25, 2009 and annually thereafter

The Company has the option to purchase each claim for a price of US$100,000. Any advance royalties paid will be credited against the purchase price.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

On October 30, 2006, the Company entered into a mineral lease agreement and option to purchase 2 unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalty payable.

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

 (c)

Pan Property, Nevada

Pursuant to the acquisition of Pan-Nevada Gold Corporation (“Pan-Nevada”) effective April 16, 2007, the Company assumed the January 7, 2003 mineral lease agreement with Gold Standard Royalty Corporation (“GSRC”) (formerly the Lyle Campbell Trust) for a 100% interest in the Pan property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  On January 1, 2008 the Company paid GSRC an advance minimum royalty of US$118,343.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$65,000 per year work expenditures, including claim maintenance fees, during the term of the mining lease.

Subsequent to acquiring Pan-Nevada the Company staked additional claims adjacent to the Pan property some of which fall within the one mile area of interest of GSRC mining lease and will be subject to the NSR royalty to GSRC.

(d)

Afgan Property, Nevada

Pursuant to the acquisition of Pan-Nevada effective April 16, 2007, the Company assumed the January 7, 2003 mineral lease agreement with GSRC for a 100% interest in the Afgan property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$40,000 or the US dollar equivalent of 116 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  On January 1, 2008 the Company paid GSRC an advance minimum royalty of US$78,896.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$60,000 per year work expenditures, including claim maintenance fees, during the term of the mining lease.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

In August 2007, Midway acquired 104 unpatented claims from WFW Resources, LLC of Elko, Nevada, for a US$52,000 property payment and annual advance royalty payments of US$25,000 for years 2 to 5 and US$50,000 for years 6 to 10 with a NSR royalty of 4%. The royalty can be bought down to 1% NSR depending upon the price of gold.

(e)

Gold Rock (formerly the Monte) Property, Nevada

Pursuant to the acquisition of Pan-Nevada effective April 16, 2007, the Company assumed the March 20, 2006 mineral lease agreement with GSRC for a 100% interest in the Gold Rock property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$30,000 in 2008 (paid) and US$45,000 by January 5, 2009.  By January 5, 2010 and annually thereafter US$60,000 thereafter or  the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$75,000 year work expenditures, including claim maintenance fees, during the term of the mining lease.

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

On January 24, 2008 the Company entered into a mineral lease agreement with Messrs. Pert and Moyle of Nevada for 13 unpatented mining claims over the Easy Junior deposit area.  The Company paid a first annual minimum royalty of US$50,000 and will be required to  make annual minimum royalty payments of US$50,000 for years 2 to 6; US$60,000 for years 7 to 11 and US$75,000 for year 12 and thereafter for the remainder of the fifteen year lease.  The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 6% based on the gold price.  The Company has an option to outright purchase the claims for US$5,000,000 with any minimum advance royalty payments creditable against the purchase price.

On February 13, 2008 the Company entered into a mineral lease agreement with Mr. Pankow of Nevada for two unpatented mining claims adjacent to the Gold Rock project.  The Company paid a first annual minimum royalty of US$7,750 and will be required make annual minimum royalty payments of US$7,750 for years 2 to 6; US$9,250 for years 7 to 11 and US$11,500 for year 12 and thereafter for the remainder of the fifteen year lease.  The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 5% based on the gold price.  The Company has an option to outright purchase the claims for US$775,000 with any minimum advance royalty payments creditable against the purchase price.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

On February 13, 2008 the Company was assigned an existing lease on 10 unpatented claims adjoining the Gold Rock property by William Sheriff, a director of the Company in consideration of 30,000 common shares at a value of $88,500 issued on March 31, 2008.  The Company assumes the obligations of the February 15, 2004 underlying lease with Ronny Jordan and paid Mr. Jordan the first annual lease payment of US$10,000. During the term of the lease annual minimum royalty payments of US$15,000 will be required each February 15 thereafter.  The Company may elect at any time during the life of the agreement to purchase half of the property for US$1,000,000 and the remaining half may be purchased for another US$1,500,000 with all royalty payments paid prior to the purchase creditable against the purchase price.  A 2.5% NSR royalty was retained by Ronny Jordan and a 0.5% NSR royalty was retained by William Sheriff.

The Company staked additional claims adjacent to the Gold Rock property some of which fall within the one mile area of interest of the GSRC mining lease or the Anchor Minerals Lease and will be subject to the NSR royalty to either GSRC or Anchor Minerals.

(f)

Maggie Creek Property, Nevada

Pursuant to the acquisition of Pan-Nevada effective April 16, 2007, the Company assumed the January 7, 2003 mineral lease agreement with GSRC for a 100% interest in the Maggie Creek property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$5,000 or the US dollar equivalent of 14.5 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  On January 1, 2008 the Company paid GSRC an advance minimum royalty of US$9,862.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$15,000 year work expenditures, including claim maintenance fees, during the term of the mining lease.

(h)

Burnt Canyon Property, Nevada

On November 19, 2007, the Company entered into a mineral lease agreement and option to purchase unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalty payable.

Option payment US$	Dates
25,000	Upon execution of agreement (paid)
25,000	On or before November 19, 2008
30,000	On or before November 19, 2009
40,000	On or before November 19, 2010
50,000	On or before November 19, 2011 and each year thereafter

The Company has the option to purchase the claims for a price of US$1,000,000. Any advance royalties paid will be credited against the purchase price.

The Company staked additional claims that comprise the Burnt Canyon property.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

6.

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

(xix)

In February 2005, the Company issued 2,500,000 units at $0.85 per unit for proceeds of $2,125,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until February 16, 2006. The proceeds of the financing of $2,125,000 were allocated on a relative fair value basis as $1,598,457 to common shares and $526,543 as to warrants.  There were 23,000 warrants exercised in fiscal year 2005 and the balance exercised in fiscal year 2006. The Company issued 75,800 common shares for $64,430 and paid $69,700 in cash as a finder’s fee and incurred $26,709 in additional issue costs for this private placement.

(xx)

In July 2005, the Company issued 1,000,000 units at $1.15 per unit for proceeds of $1,150,000 by way of a private placement. Each unit consisted of one common share and one-half non-transferable share

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

(xxv)

On April 16, 2007 the Company issued 7,764,109 common shares at a value of $25,000,431, 308,000 stock options at a value of $608,020 and 870,323 share purchase warrants at a value of $1,420,054 in connection with the acquisition of Pan-Nevada Gold Corporation.  By December 31, 2007, 154,000 of the stock options had been exercised and 761,823 share purchase warrants had been exercised.

(xxvi)

On August 24, 2007 the Company issued 2,000,000 common shares at $2.70 per common share for proceeds of $5,400,000 by way of a private placement.  The Company incurred $28,000 in share issue costs.

(xxvii)

On March 31, 2008 the Company issued 30,000 common shares at a value of $88,500 pursuant to a lease assignment of mining claims for the Gold Rock project.

(c)

Stock options:

The Company has an incentive share option plan (the “Plan”) that allows it to grant incentive stock options to its officers, directors, employees and consultants. The Plan permits the Company’s directors to grant incentive stock options for the purchase of shares of the Company to persons in consideration for services. Stock options must be non-transferable and the aggregate number of shares that may be reserved for issuance pursuant to stock options may not exceed 10% of the issued shares of the Company at the time of granting and may not exceed 5% to any individual (maximum of 2% to any consultant). The exercise price of stock options is determined by the board of directors of the Company at the time of grant and may not be less than the closing price of the Company’s shares on the trading day immediately preceding the date on which the option is granted and publicly announced, less an applicable discount, and may not otherwise be less than $0.10 per share. Options have a maximum term of ten years and terminate 90 days following the termination of the optionee’s employment, except in the case of death or disability, in which case they

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

terminate one year after the event.

Expiry date	Exercise price per share	Balance December 31, 2007	Granted	Exercised	Cancelled	Balance March 31, 2008	Intrinsic Value

February 11, 2008	$1.43	84,000	-	(84,000)	-	-	$ -
September 5, 2008	$1.24	100,000	-	-	-	100,000	171,000
October 11, 2008	$1.07	70,000	-	-	-	70,000	131,600
September 14, 2009	$0.80	242,500	-	(20,000)	-	222,500	478,375
February 4, 2010	$0.85	80,000	-	-	-	80,000	168,000
June 24, 2010	$1.30	500,000	-	-	-	500,000	825,000
March 9, 2011	$2.00	100,000	-	(25,000)	-	75,000	71,250
March 22, 2011	$2.00	100,000	-	-	-	100,000	95,000
May 4, 2011	$2.00	30,000	-	-	-	30,000	28,500
June 11, 2011	$2.53	385,000	-	(75,000)	-	310,000	130,200
August 30, 2011	$2.63	40,000	-	-	-	40,000	12,800
November 30, 2011	$2.70	140,000	-	-	-	140,000	35,000
January 23, 2012	$3.00	25,000	-	-	-	25,000	-
March 7, 2012	$2.93	100,000	-	-	-	100,000	2,000
April 26, 2012	$3.20	200,000	-	-	-	200,000	-
July 31, 2012	$2.71	975,000	-	-	(25,000)	950,000	136,000
October 30, 2012	$3.36	100,000	-	-	-	100,000	-
November 16, 2012	$3.25	40,000	-	-	-	40,000	-
December 6, 2012	$3.32	15,000	-	-	-	15,000	-
April 13, 2014	$2.04	400,000	-	-	-	400,000	364,000
		3,726,500	-	(204,000)	(25,000)	3,497,500	$ 2,648,725

Weighted average exercise price		$2.18	$0.00	$1.84	$2.71	$2.20

At March 31, 2008, all but 486,667 of the 3,497,500 stock options were exercisable.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

The intrinsic value of stock options outstanding at March 31, 2008 relates to vested options.  Intrinsic value for vested stock options is calculated on the difference between the exercise prices of the underlying options and the quoted price of $2.95 for our common stock as of March 31, 2008.

The Company recorded stock-based compensation expense of $142,005 in the three months ended March 31, 2008 for options vesting in that period of which $65,467 was included in salaries and benefits in the statement of operations and $76,538 was included in salaries and labour in the schedule of mineral exploration expenditures.

(d)

Share purchase warrants:

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance December 31, 2007	Issued	Exercised	Expired	Balance March 31, 2008

May 23, 2008	$1.43	108,500	-	-	-	108,500
		108,500	-	-	-	108,500

7.

Contingency:

In May 2006, the Company’s wholly-owned Nevada subsidiary MGC Resources Inc. (“MGC") purchased additional property (the “Disputed Property”) from Seymork Investments Ltd. (“Seymork”) for US$200,000 to expand the Spring Valley project in Nevada. The Disputed Property represents about 4% of the surface area of the Spring Valley project.  In 1998, the transfer of Emma Wagner’s ("Wagner") interest in the Disputed Property to Seymork, as well as a transfer of the interest held by Wagner’s deceased husband’s estate to Seymork, was formally approved by a Nevada court.  As part of the consideration for the court-approved transaction, Seymork executed two promissory notes, one in favor of Wagner and one in favor of the estate of Wagner’s deceased husband.  Two deeds of trust relating to the Disputed Property were also executed and recorded to secure payment of the promissory notes.  Both notes were later assigned to a group represented by Wallace D. Stephens (collectively "Stephens").  The promissory notes were not repaid and, in March 2006, Stephens sought to foreclose its interest against Seymork. In June 2006, Wagner brought a cross claim in the lawsuit against Seymork alleging that Wagner was the rightful owner of the Disputed Property, and claiming that the conveyance to Seymork was not a sale but that Seymork had agreed to hold the Disputed Property in trust for Wagner.  MGC joined the lawsuit in order to protect its interests in the Disputed Property.  If the court determines that Seymork was the rightful owner of the Disputed Property then MGC will be required to negotiate a settlement of the Stephens promissory notes.  Stephens claims that the current balance on the promissory notes, including interest and attorneys fees, is approximately US$570,000.  The amount of the settlement cannot be reasonably estimated at this time and the occurrence of the confirming future event is not determinable. If the court determines that Wagner was the rightful owner of the Disputed Property then MGC will lose title to the Disputed Property it purchased from Seymork and will write off the purchase price of US$200,000.

MGC believes it has a credible basis for maintaining its title to the Disputed Property.  MGC has filed a motion for summary judgment seeking to quiet title to the Disputed Property and is awaiting a decision by the court.  The outcome of this matter is not determinable at present.

8.

Related party transactions:

(a)

During the three months ended March 31, 2008 $22,500 (2007 - $22,500) was paid for office facilities and administrative services to a company with an officer in common.

(b)

Recovery of office costs from a company managed by common directors and officers $2,188 (2007 -

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

$Nil).

(c)

During the three months ended March 31, 2008 the Company issued a director 30,000 common shares pursuant to a mineral property agreement described in note 5(e).

Included in accounts payable and accrued liabilities at March 31, 2008 is $32,442 (March 31, 2007 $500) payable to the companies referred to in this note and other directors and officers.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

9.

Supplemental disclosure with respect to cash flows:

The significant non-cash transaction for the period ended March 31, 2008 consisted of the issue of 30,000 common shares pursuant to a mineral property agreement in the amount of $88,500 (note 5), and the transfer of $289,336 for the fair value of stock options exercised from paid in additional capital to share capital.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report filed on Form 10-Q.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” and elsewhere in this report.

This discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Midway to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis Midway reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that Midway believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but Midway does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies Midway believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Midway to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions;  significant increases or decreases in gold prices; changes in interest and currency exchange rates;  unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; results of current and future exploration activities; results of pending and future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all.  Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although Midway believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

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

We have three advanced exploration projects:  the Spring Valley, the Pan and the Midway projects and four earlier stage exploration targets. Midway plans to continue to attempt to expand these new gold discoveries through aggressive exploration.  New discoveries will be attempted on the Gold Rock, Afgan, Burnt Canyon, and Thunder Mountain projects by using systematic exploration techniques that if successful will delineate new gold discoveries.

The map below shows the location of Midway’s properties located in Nevada, USA.  Activities on these properties in the first quarter ended March 31, 2008 and up to May 12, 2008, the date of this Quarterly Report filed on Form 10Q are described in further detail below.

95
MAGGIE CREEK
Winnemucca
BURNT CANYON
Battle Mtn
Wells
Elko
93A
SPRING VALLEY
Lovelock
AFGAN
Reno
Austin
Eureka
395
95A
50
PAN
Ely
MONTE
Carson City
6
N
MIDWAY
THUNDER MOUNTAIN
93
Tonopah
95
LEGEND
MIDWAY PROJECTS
Las Vegas

Qualified Person

The contents of this MD&A have been reviewed and verified by Don Harris, a Qualified Person, as that term is defined in NI 43-101.

Highlights for the first quarter 2008:

•

An updated resource was completed on the Spring Valley Project.  The total inferred resource, estimated by AMEC in January 2008, was 50 million short tons at a grade of 0.0196 opt gold for 992,152 contained ounces of gold.

•

The Company submitted a Plan of Operations to the Bureau of Land Management and Nevada Division of Environmental Protection for an underground exploration decline at Midway.

•

Midway conducted a four hole (1,120 feet) exploration drill program targeting extensions of high grade discovered in previous drilling.  TM08-09 intersected 10 feet of 0.389 opt gold within 40 feet of 0.135 opt gold, with the true thicknesses of these intercepts estimated at 5.5 and 17.5 feet respectively.

•

Afgan results, from drilling completed in late 2007, were reported in February 2008, and included new shallow gold intercepts.  These include 85 feet of 0.039 opt gold in AF07-05 and 60 feet of 0.023 opt gold in AF07-02.  A new gold zone with 25 feet of 0.016 opt gold (BC07-04) was intercepted at the Big Cyndi target two miles to the north.

•

Drilling has been initiated at Gold Rock and Pan, with no assay results received to date.

Humboldt Gold Trend

Spring Valley Property, Pershing County, Nevada

The Spring Valley project is located 20 miles northeast of Lovelock and approximately 3 miles north of the Couer Rochester Open Pit Mine. Spring Valley is a diatreme/porphyry hosted gold system, and located on the Humboldt Gold Trend.  Drilling since 2003 has identified a gold deposit that is approximately 3,500 feet long, 3,500 feet wide, and tested to a depth of 1,400 feet.  The mineralization remains open to the northeast, southwest, and at depth.  Midway has controlled the property since 2003 through direct ownership of claims and through mining leases.

In January 2008 an updated resource was completed on the Spring Valley Project.  The total inferred resource, estimated by AMEC was 50 million short tons at a grade of 0.0196 opt (“ounce per ton”) gold for 992,152 contained ounces of gold.  The gold price at the time of estimating the resource was $650 per ounce.  AMEC’S report, compliant with Canada’s NI 43-101, entitled “Technical Report Spring Valley Property, Pershing County, Nevada” was filed on the Company’s profile on SEDAR. See Midway’s press release January 23, 2008 at www.midwaygold.com.

Drilling for 2008 was started in February, and through the end of the first quarter 19 reverse circulation holes (13,835 feet) were completed.  Results have been released on six holes, and include 110 feet of 0.024 opt gold in SV08-379 at the North area and 40 feet of 0.012 opt gold in SV08-391 (West Diatreme area). See Midway’s press release April 10, 2008 at www.midwaygold.com.

Midway currently has three reverse circulation drill rigs and one core rig operating at Spring Valley, and plans for an estimated 90,000 feet of exploration drilling during 2008.  This includes infill, step-out, and exploration drilling of eight outlying targets identified in 2007.  Exploration drilling will start in May, with drill testing at the Fitting target to the east of Spring Valley. See Midway press release February 29, 2008 at www.midwaygold.com.

Burnt Canyon, Pershing County, Nevada

Midway’s Burnt Canyon project is a new volcanic hosted gold exploration target located between the historic Seven Troughs high grade gold district and the Wildcat gold resource (Allied Nevada).  The property was acquired in late

2007 and has exploration targets identified for high grade gold veins and low grade disseminated gold in altered tuffs.  In addition, a gold bearing jasperoid along the range front has been identified as a pediment target to the east.

Midway plans to drill 4,000 feet in 10 holes in 2008, to do initial testing of targets at Burnt Canyon. Soil, gravity, and ground magnetic surveys were completed in early January and the results are being evaluated, along with geologic mapping, for drill targeting. See Midway press release February 29, 2008 at www.midwaygold.com.

Round Mountain-Gold Field Gold Trend

Midway Property, Nye County, Nevada

The Midway project is located 15 miles north east of Tonopah.  The Midway project is a high-grade epithermal quartz-adularia gold system, hosted in Tertiary volcanic rocks, in the prolific Round Mountain–Goldfield gold trend. Twelve high grade gold adularia veins have been delineated in the Discovery and Dauntless Zones, to a sufficient degree to design an underground bulk sample from an underground decline. The veins vary from 3 to 22 feet in width, and have been delineated approximately 400 to 600 feet along strike and 250 to 300 feet down dip. These better defined veins average in grade from 0.3 to over 1.2 opt gold.  An additional 58 partially defined high grade veins with intercepts over 0.15 opt gold have been noted in the previous exploration drilling and will require additional development drilling. Midway has controlled the property since 2001 through direct ownership of claims and through mining leases.

In the first quarter of 2008, we submitted a Plan of Operations to the Bureau of Land Management and Nevada Division of Environmental Protection for an underground exploration decline at Midway.  This 3,000 foot inclined decline and associated development work will allow us to take a 50,000 ton bulk sample from three of the veins in the Discovery and Dauntless vein area for processing and metallurgical work.  This decline can then be used as a platform for future exploration and development work at Midway. See Midway press release January 18, 2008 at www.midwaygold.com.

In addition to the Plan of Operations, we also completed metallurgical test work at Midway.  A 73-pound sample, with a grade of 0.188 opt. was crushed to 100% passing -10 mesh by SGS Lakefield Research Limited.  Test results show a combined gravity and cyanide leaching circuit recovers 94.1% of the gold in the sample. See Midway press release April 21, 2008 at www.midwaygold.com.

During the first quarter, 2008, we completed 2,321 feet in 9 diamond core holes and 1,234 feet in 12 reverse circulation probe holes for geotechnical testing along the decline and underground development area.  This information will be utilized for designing and permitting the decline. See Midway press release February 29, 2008 at www.midwaygold.com.

Thunder Mountain Project, Nye County, Nevada

The Thunder Mountain project is an epithermal silver-gold property, six miles south of the Midway project.  Anomalous silver (up to 20 opt silver) and low level gold is noted in rock chips collected from rhyolite plugs and flow domes.  The property is approximately 2.75 square miles and has had some limited drilling with narrow intercepts of up to 15 feet of 0.8 opt (true width) of gold in quartz adularia veins in altered rhyolite. The Thunder Mountain project is held 100% by claims with no royalty burdens. High-grade gold and silver targets are adjacent to rhyolite flow domes and faults. The fault orientations are similar to zones noted at the Midway project.

Midway conducted a four hole (1,120 feet) exploration drill program targeting extensions of high grade discovered in previous drilling.  TM08-09 intersected 10 feet of 0.389 opt gold within 40 feet of 0.135 opt gold, with the true thicknesses of these intercepts estimated at 5.5 and 17.5 feet respectively.  These new intercepts were associated with the Beckie Vein, and are approximately 50 feet northwest of TM07-04 (5 feet of 1.187 opt gold within 20 feet of 0.342 opt gold), and 100 feet northwest of TH-27 (10 feet of 1.93 opt gold in 30 feet of 0.705 opt gold).  The zone remains open to the northwest.  Additional ground work is being planned for 2008, as a result of these intercepts. See Midway press release May 1, 2008 at www.midwaygold.com.

Battle Mountain-Eureka Trend

Pan Project, White Pine County, Nevada

The Pan project is located on the south end of the prolific Battle Mountain-Eureka gold trend in central Nevada. The project hosts four known Carlin-style disseminated oxide gold deposits over a two mile strike length of the Pan fault. Midway controls 100% of over 15 square miles of mineral rights around the Pan resources.

Two reverse circulation drill rigs were mobilized into Pan during late March, and drilling is currently underway.  We plan to drill 54,000 feet in 100 holes at Pan in 2008.  In addition to exploration efforts, drilling will follow up on gold discoveries from 2007 at Wendy, Boulders, and Barite.  Drilling and geologic field work will also further refine targets developed by a large scale soil survey and ground gravity survey completed in late 2007 and early 2008.  These include Green Jasperoid, Neverland, Lily, and Nana. Drilling will also include confirmation and metallurgical core to initiate a scoping study for Pan in 2008. See Midway press release February 29, 2008 at www.midwaygold.com.

Afgan Project, Eureka County, Nevada

The Afgan project is located on the south end of the prolific Battle Mountain-Eureka gold trend in central Nevada.  The project hosts a Carlin-style disseminated gold deposit hosted in silicified siltstone and jasperoid breccia.  The gold resources lie within a semi-continuous zone that extends for over 4,100 feet in a north-south direction and 1,500 feet east-west. The resources are open for possible expansion in several areas.

Results from drilling completed in late 2007, were reported in February 2008, and included new shallow gold intercepts.  These include 85 feet of 0.039 opt gold in AF07-05 and 60 feet of 0.023 opt gold in AF07-02.  A new gold zone with 25 feet of 0.016 opt gold (BC07-04) was intercepted at the Big Cyndi target two miles to the north.  The intervening ground between Big Cyndi and Afgan is held by Midway, and represents a large area of untested ground. See Midway press release February 21, 2008 at www.midwaygold.com.

Our 2008 work will include a ground gravity survey to help guide exploration in the zone between Big Cyndi and Afgan.  Evaluation of this survey and drilling results is still in process.

Gold Rock, White Pine County, Nevada

Gold Rock, formerly the Monte Project, is a sediment hosted gold system located on the southern extent of the Battle Mountain-Eureka gold trend, approximately 15 miles southeast of the Company’s Pan resource. The property includes and surrounds the Easy Junior open pit gold mine operated by Alta Bay in the 1980s.  Midway controls approximately 14 square miles of mineral rights by a lease of unpatented mining claims. See Midway press release March 11, 2008 at www.midwaygold.com.

By the end of the 2008 first quarter we had completed 1,365 feet of reverse circulation drilling (4 holes) on the Anchor Rock target, on the south end of the property.  An additional 7 holes are planned to be completed during April, 2008 on this target.

Geologic mapping, data compilation of historic drilling, soil and rock chip sampling, and a ground gravity and magnetic survey are currently in progress at Gold Rock.  This work will help develop the 2008 plan for 16,000 feet in 20 holes at Gold Rock.  Project work is ongoing to assess the gold potential for sediment hosted gold resources. See Midway press releases February 29, 2008 and March 11, 2008 at www.midwaygold.com.

Carlin Gold Trend

Maggie Creek, Eureka County, Nevada

Midway is currently assessing the exploration potential of the Maggie Creek project and making plans to either explore or vend this prospect.

Results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

The net loss for the three months ended March 31, 2008 was $2,984,090 (2007 – $1,385,026).

Significant differences in costs between the quarters are as follows:

Exploration expenses in the three months ended March 31, 2008 was $2,337,032 (2007 – $987,010).  The details of the expenses in each quarter may be found in the schedule to the unaudited consolidated interim financial statements.  In the quarter ended March 31, 2008 $818,304 (2007 – $276,102) was spent at the Midway project, $1,039,277 (2007 - $661,119) at the Spring Valley project, $204,166 (2007 - $nil) at the Pan Project; and a total of $275,285 (2007 - $49,789) on the Maggie Creek, Thunder Mountain, Afgan, Gold Rock, Burnt Canyon projects and on investigation of other potential acquisitions.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $76,538 (2007 - $nil).

Including in consulting fees was $22,500 (2007 - $22,500) paid to Golden Oak Corporate Services, a company wholly owned by Doris Meyer, the Company’s Chief Financial Officer and Corporate secretary for financial reporting and corporate compliance services.

Investor relations and travel costs combined were $88,119 for the quarter (2007 - $102,747).  Management participated in several investor shows in North America.  Midway has focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and attendance at industry investor shows.

Professional fees paid to lawyers and auditors increased in the quarter ended March 31, 2008.  The fees were primarily related to the Company’s registration as a reporting issuer with the Securities and Exchange Commission in the USA and its dual listing on the Amex stock exchange.  The Company’s ongoing reporting requirements in Canada and the USA require increased involvement by both counsel and the auditors.

Salary payments are to Midway’s staff based in Helena, Montana.  The category includes the estimated fair value of stock based compensation for stock options granted to employees, directors and officers in the period of $65,467 (2007 - $177,260).

The income tax recovery of $105,000 (2007 - $Nil) and an unrealized foreign exchange loss of $289,455 (2007 - $1,786) included in the foreign exchange loss of $264,018 (2007 - $22,663) relate to the US dollar denominated future income tax liability recorded upon the acquisition of Pan-Nevada.

Results of operations for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006

The net loss for the three months ended March 31, 2007 was $1,385,026 (2006 – restated to $1,423,881).

Significant differences in costs between the quarters are as follows:

Exploration expenses in the three months ended March 31, 2007 were $987,010 (2006 - $1,562,551).  The details of the expenses in each period may be found in the schedule to the unaudited consolidated interim financial statements.

In the three months ended March 31, 2007 a total of $276,102 (2006 - $924,482) was spent at the Midway project, $661,119 (2006 - $579,749) at the Spring Valley project and $49,789 (2006 - $58,320) on investigation of properties.  Exploration levels are determined by the success of previous exploration programs on each project and available cash to fund additional programs.  Results of the current year exploration program are discussed above under each property.  Salaries and labour include the non-cash estimated fair value of stock based compensation for stock options granted to employees in the period of $nil (2006 - $203,880). In 2007 the Company hired eight of the technical personnel who had previously been acting as consultants.

Investor relations increased in the first quarter 2007 due to the Company’s attendance at various investor shows in the first three months of 2007 and a focus on increasing the market’s awareness of the Company.  During the fiscal 2006 year, the Company engaged various companies to provide research analysis and investor related services.

Salary payments are to the Company’s President and administrative staff based in Helena, Montana.  Cash salaries totalled $79,199 and the estimated fair value of stock based compensation for stock options granted to employees, directors and officers in the period were $177,260.

Increases in interest income in the three months ended March 31, 2007 were the result of the increased interest rates and higher levels of cash on deposit at that time.

Summary of Quarterly Results (Unaudited)

		March 2008	Dec 2007		Sept 2007		June 2007		March 2007		Dec 2006		Sept 2006		June 2006
$(000’s) except per share amounts
Revenue from the sale of minerals	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Net loss		2,984		2,330		3,547		3,404		1,385		1,834		2,147		1,837
Net loss per share, basic and diluted		0.06		0.05		0.08		0.08		0.04		0.06		0.06		0.06

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

(5)

The effect of the change in accounting policy to expense all exploration expenses instead of capitalizing them was taken in the fourth quarter of 2006 in this MD&A and the net loss shown for each quarter is as previously reported.

Liquidity and Capital Resources

The Company began the 2008 year with cash and cash equivalents of $8,325,280.  During the first quarter ended March 31, 2008 the Company expended $2,321,330 on operations, invested a total of $511,490 in mineral property and equipment, and raised $374,261 from the issue of shares for cash to end at March 31, 2008 with cash and cash equivalents of $5,866,721.

Working capital at March 31, 2008 was $5,237,751 compared to $8,004,682 at December 31, 2007.

We have no revenues from operations, and should we wish to maintain our exploration and development programs or acquire additional mineral exploration projects and fund exploration programs on those newly acquired projects, we will raise additional funds.  Midway plans to raise capital in 2008 to fund its continued exploration and development.

In the three months ended March 31, 2008, we issued a total of 204,000 common shares pursuant to the exercise of stock options for cash proceeds of $375,750.

As of May 12, 2008, there are 108,500 share purchase warrants outstanding at $1.43 and 3,497,500 stock options at prices ranging from $0.80 to $3.36.  If all the warrants and options were exercised the proceeds to the Company would be approximately $7.9 million. While it is probable that some of these warrants and options will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

Contractual Obligations

There are no contractual obligations other than those described in the notes to the unaudited interim consolidated financial statements.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of March 31, 2008, we have accrued US$70,466 related to reclamation and other closure requirements at our properties, unchanged from December 31, 2007. These liabilities are covered by a combination of surety bonds and restricted cash totaling $413,243 at March 31, 2008 (December 31, 2007 - $349,239). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of March 31, 2008; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. We have adopted SFAS 157 and FASB Staff Position FAS 157-2: Effective Date of FASB Statement No. 157 effective January 1, 2008. The adoption of SFAS 157 for financial instruments as required at January 1, 2008 did not have a material effect on our consolidated financial statements; however, we are required to provide additional disclosure as part of our consolidated financial statements. We will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 as required and do not expect the provisions to have a material effect on our consolidated financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The valuation of our investments in marketable securities include available for sale securities.  The Company’s Level 1 assets include the valuation of the common shares available for sale with no trading restrictions as determined using a market approach based upon unadjusted quoted prices for identical assets in an active market.   Level 1 assets also include the valuation of warrants that are considered derivatives and are marked to market each reporting period based upon unadjusted quoted prices for identical assets in active markets.  The Company’s Level 2 assets include the valuation of common shares with trading restrictions that will be removed within one year of the financial period reporting date as determined using a market approach and based upon quoted prices for identical assets in active market adjusted by a discount to market comparable to the discount allowed by the TSX Venture Stock Exchange for private placements.

($000’s)		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		Level 1	Level 2	Level 3
Available-for-sale securities	$301	$172	$129	$-
Derivatives	70	70	-	-
Total	$371	$242	$129	$-

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the Company’s first quarter ended March 31, 2008 and it had no material impact on the consolidated financial statements.] KPMG – is this needed?

Recent United States Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141 and SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements”, an amendment of ARB No. 51 (“FAS 160”). FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. FAS 141R and FAS 160 shall be applied prospectively on or after an entity’s fiscal year that begins on or after December 15, 2008. The Company is currently assessing the impact that FAS 141R and FAS 160 will have on its consolidated financial statements but does not expect that it will have a material impact on the consolidated financial statements.

Related Party Transactions

The Company had the following related party transactions for the three months ended March 31, 2008 and 2007 respectively.

	March 31, 2008	March 31, 2007

Consulting services paid to a company owned by an officer of the Company	$22,500	$22,500
Recovery of office costs from a company managed by common directors and officers	(2,188)	nil
Share issued to a director pursuant to the Gold Rock property agreement – 30,000 common shares	88,500	nil

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Although Midway is exposed to market risk with respect to its ownership of the Rye Patch common shares, including any common shares issuable pursuant to the exercise of the Rye Patch warrants, it believes that the effect of this risk on Midway’s business is not significant.

We have no debt instruments subject to interest payments, sales contracts, swaps, derivatives, or forward agreements or contracts, or inventory.

Midway has no currency or commodity contracts, and we do not trade in such instruments.

Midway has no cash flow or revenue from operations.  Our operating funds are currently provided by equity issuances. We have to date always raised funds in Canadian dollars although we incur the majority of our expenditures in Canadian and United States dollars.  The shares of Midway are listed for trading on AMEX and TSX.V and accordingly our ability to raise equity funds and the price at which such issues are sold is directly related to the activity and price of our shares on such exchanges.  In addition, as we incur expenditures in both Canadian and United States currencies we have exposure to foreign currency gains or losses.  We do not currently enter into any contracts or arrangements to hedge against currency fluctuations.

We have no debt instruments which are subject to interest payments.

We periodically access the capital markets with the issuance of new shares to fund operating expenses, and we do not maintain significant cash reserves over periods of time that could be materially affected by fluctuations in interest rates or foreign exchange rates.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (“CEO”) and the Company's Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the CEO and CFO concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Other than as set forth in this item, neither we nor any of our property is currently subject to any material legal proceedings or other regulatory proceedings.

In May 2006, Midway’s wholly-owned Nevada subsidiary MGC Resources Inc. (“MGC") purchased additional property (the “Disputed Property”) from Seymork Investments Ltd. (“Seymork”) for US$200,000 to expand the Spring Valley project in Nevada. The Disputed Property represents about 4% of the surface area of the Spring Valley project.  In 1998, the transfer of Emma Wagner’s ("Wagner") interest in the Disputed Property to Seymork, as well as a transfer of the interest held by Wagner’s deceased husband’s estate to Seymork, was formally approved by a Nevada court.  As part of the consideration for the court-approved transaction, Seymork executed two promissory notes, one in favor of Wagner and one in favor of the estate of Wagner’s deceased husband.  Two deeds of trust relating to the Disputed Property were also executed and recorded to secure payment of the promissory notes.  Both notes were later assigned to a group represented by Wallace D. Stephens (collectively "Stephens").  The promissory notes were not repaid and, in March 2006, Stephens sought to foreclose its interest against Seymork. In June 2006, Wagner brought a cross claim in the lawsuit against Seymork alleging that Wagner was the rightful owner of the Disputed Property, and claiming that the conveyance to Seymork was not a sale but that Seymork had agreed to hold the Disputed Property in trust for Wagner.  MGC joined the lawsuit in order to protect its interests in the Disputed Property.  If the court determines that Seymork was the rightful owner of the Disputed Property then MGC will be required to negotiate a settlement of the Stephens promissory notes.  Stephens claims that the current balance on the promissory notes, including interest and attorneys fees, is approximately US$570,000.  The amount of the settlement cannot be reasonably estimated at this time and the occurrence of the confirming future event is not determinable. If the court determines that Wagner was the rightful owner of the Disputed Property then MGC will lose title to the Disputed Property it purchased from Seymork and will write off the purchase price of US$200,000.

MGC believes it has a credible basis for maintaining its title to the Disputed Property.  MGC has filed a motion for summary judgment seeking to quiet title to the Disputed Property and is awaiting a decision by the court.  The outcome of this matter is not determinable at present.

Item 1A.

Risk Factors.

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

There are no material changes from the risk factors previously disclosed in Midway’s Form 10-K filed on March 28, 2008 with the SEC.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

Since the beginning of the quarter ended March 31, 2008, we issued the following equity securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended:

During the three month period ended March 31, 2008, we issued 204,000 common shares pursuant to the exercise of stock options and received aggregate proceeds of $375,750 related thereto.  On February 13, 2008, William Sheriff, a director of Company, assigned an existing lease on 10 unpatented claims adjoining the Gold Rock property to Midway in consideration for the issuance by Midway of 30,000 common shares at a value of $88,500. The 30,000 common shares were issued by Midway on March 31, 2008 in a private transaction not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act. We intend to use the proceeds from the exercise of stock options for general working capital purposes.

Item 3.

Default Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other information.

None.

Item 6.

Exhibits.

Documents filed as part of this Quarterly Report on Form 10-Q or incorporated by reference:

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

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GOLD CORP.
May 12, 2008	By: /s/ Alan D. Branham Alan D. Branham President, Chief Executive Officer and Director (Principal Executive Officer)
May 12, 2008	By: /s/ Doris A. Meyer Doris Meyer Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

 Exhibit 31.1

Certifications

I, Alan D. Branham, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Midway Gold Corp.;

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

4.  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15 (f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 12, 2008

/s/ Alan D. Branham

Alan D. Branham

President, Chief Executive Officer and Director

(Principal Executive Officer)

Exhibit 31.2

Certifications

I, Doris Meyer, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Midway Gold Corp.;

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

4.  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15 (f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 12, 2008

/s/ Doris A. Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

            Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2008 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2008

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2008 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2008

/s/ Doris Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.