Form 10-Q
period 2008-06-30
Midway Gold Corp
filed 2008-08-14
CIK 1319009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 333-145141

MIDWAY GOLD CORP.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	98-0459178
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1 – 15782 Marine Drive
White Rock, British Columbia, Canada	V4B 1E6
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No

Number of Shares outstanding at August 1, 2008     52,321,664

i

EXPLANATORY NOTE

All references to “$” in this report means the Canadian dollar. All references to “US$” refers to the U.S. dollar, and unless otherwise indicated all currency amounts in this report are stated in Canadian dollars.

ii

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED INTERIM BALANCE SHEETS
(Expressed in Canadian dollars)

	June 30, 2008	December 31, 2007

	(unaudited
Assets
Current assets:
Cash and cash equivalents	$4,330,950	$8,325,280
Amounts receivable	88,019	108,364
Prepaid expenses	94,755	89,462

	4,513,724	8,523,106
Investments (note 3)	593,000	850,000
Reclamation deposit	433,424	349,239
Equipment (note 4)	279,943	237,326
Mineral properties (note 5)	48,574,045	47,452,905

	$54,394,136	$57,412,576

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$1,516,744	$518,424
Future income tax liability	7,966,959	8,201,067
Stockholders' equity (note 6)
Common stock authorized - unlimited, no par value
Issued - 51,446,664 (2007 - 49,682,664)	84,391,669	80,507,539
Additional paid in capital	5,211,359	5,375,624
Accumulated other comprehensive loss	(377,000)	(120,000)
Deficit accumulated during the exploration stage	(44,315,595)	(37,070,078)

	44,910,433	48,693,085

	$54,394,136	$57,412,576

Nature of operations (note 1)
Commitments (note 5)
Contingency (note 8)
Subsequent events ( notes 5(b), 8 and 9)

Approved on behalf of the Board:

“George Hawes” Director	“Alan Branham” Director

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED INTERIM STATEMENTS OF
OPERATIONS (Expressed in Canadian dollars) (unaudited

	Three months ended June 30, 2008	Three months ended June 30, 2008	Six months ended June 30, 2008	Six months ended June 30, 2008	Cumulative period from inception (Mar. 14, 1996 to June 30, 2008

Expenses
Consulting	$23,836	$45,061	$49,945	$49,029	$349,860
Depreciation	32,793	15,902	60,721	25,849	424,690
Gain on sale of subsidiary	—	—	—	—	(2,806,312)
Interest and bank charges	1,024	1,143	2,216	3,008	819,543
Investor relations	45,864	30,723	89,535	114,387	992,092
Legal, audit and accounting	93,767	78,337	142,604	111,921
Management fees	—	—	—	—	265,000
Mineral exploration expenditures (schedule)	3,984,331	3,420,538	6,321,363	4,407,548	40,096,169
Mineral property interests written off (note 5)	65,454	—	65,454	—	90,643
Office and administration (note 7)	45,734	5,832	82,170	43,380	997,360
Salaries and benefits	332,857	376,167	622,117	632,626	5,498,532
Transfer agent and filing fees	37,092	21,038	71,120	27,630	334,869
Travel	42,498	42,781	86,946	61,864	619,057

Operating loss	4,705,250	4,037,522	7,594,191	5,477,242	49,064,397

Other income (expenses):
Foreign exchange gain (loss)	56,705	549,439	(207,313)	526,776	1,098,983
Interest income	29,887	84,340	93,756	161,697	803,482
Loss on sale of equipment	(1,769)	—	(1,769)	—	(2,884)
Investment write down	—	—	—	—	(30,000)
Other income	—	—	—	—	87,221

	84,823	633,779	(115,326)	688,473	1,956,802

Net loss before income tax
	4,620,427	3,403,743	7,709,517	4,788,769	47,107,595
Income tax recovery	359,000	—	464,000	—	2,792,000

Net loss	$4,261,427	$3,403,743	$7,245,517	$4,788,769	$44,315,595

Basic and diluted loss per share	$0.08	$0.08	$0.14	$0.12
Weighted average number of shares	50,259,961	43,645,268	50,035,549	39,823,515

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2008	Six months ended June 30, 2008	Six months ended June 30, 2008	Cumulative period from inception (Mar. 14, 1996 to June 30, 2008

Cash provided by (used in):
Operating activities:
Net loss	$(4,261,427)	$(3,403,743)	$(7,245,517)	$(4,788,769)	$(44,315,595)

Items not involving cash:
Depreciation	32,793	15,902	60,721	25,849	424,690
Stock-based compensation	192,471	296,519	334,476	473,779	4,817,341
Unrealized foreign exchange loss (gain)	(59,563)	(591,786)	229,892	(590,000)	(1,276,328)
Unrealized loss on investment	—	—	—	—	30,000
Non-cash interest expense	—	—	—	—	234,765
Income tax recovery	(359,000)	—	(464,000)	—	(2,792,000)
Gain on sale of subsidiary	—	—	—	—	(2,806,312)
Loss on sale of equipment	1,769	—	1,769	—	2,884
Write off of mineral property interests	65,454	—	65,454	—	90,643
Change in non-cash working capital items:
Amounts receivable	3,507	66,491	20,345	(23,966)	(71,515)
Prepaid expenses	68,862	23,419	(5,293)	(227,674)	(114,797)
Accounts payable and accrued liabilities	22,843	1,169,341	388,532	990,918	1,001,961

	(4,292,291)	(2,423,857)	(6,613,621)	(4,139,863)	(44,774,263)

Investment activities:
Proceeds on sale of subsidiary	—	—	—	—	254,366
Proceeds on sale of equipment	919	101,638	919	(159,277)	1,613
Proceeds on sale of mineral property	—	(64,854)	—	(128,700)	233,459
Mineral property acquisitions	(115,524)	—	(488,306)	—	(16,722,830)
Deferred acquisition costs	—	—	—	—	(23,316)
Purchase of equipment	(31,322)	—	(106,026)	—	(1,692,633)
Reclamation deposit	(20,181)	(76,606)	(84,185)	(76,606)	(848,807)

	(166,108)	(39,822)	(677,598)	(364,583)	(18,798,148)

Financing activities:
Advance from Red Emerald Ltd.	—	—	—	—	12,010,075
Common stock issued, net of issue costs	2,922,628	5,127,347	3,296,889	5,472,697	49,568,681
Convertible debenture	—	—	—	—	6,324,605

	2,922,628	5,127,347	3,296,889	5,472,697	67,903,361

(Decrease) increase in cash	(1,535,771)	2,663,668	(3,994,330)	968,251	4,330,950

Cash and cash equivalents, beginning of period	5,866,721	6,873,422	8,325,280	8,568,839	—

Cash and cash equivalents, end of period	$4,330,950	$9,537,090	$4,330,950	$9,537,090	$4,330,950

Non-cash financing and investing activities:
Securities issued for mineral property	$—	$27,028,505	$88,500	$27,028,505
Mineral property costs included in accounts	609,788	—	609,788	—
payable
Fair value of stock options exercised	—	351,533	289,336	351,533
Fair value of share purchase warrants exercised	209,405	379,115	209,405	379,115
Future income tax liability on mineral property
acquistion	—	10,170,000	—	10,170,000

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(Expressed in Canadian dollars) (unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007

Net loss for the period before other comprehensive loss	4,261,427	3,403,743	7,245,517	4,788,769
Unrealized (gain) loss on investment	(42,000)	—	257,000	—

Comprehensive loss	$4,219,427	$3,403,743	$7,502,517	$4,788,769

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in Canadian dollars) (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders' equity

Balance, May 14, 1996 (date of inception)	$—	$—	$—	$—	$—	$—
Shares issued:
Private placements	700,000	168,722	—	—	—	168,722
Net loss	—	—	—	—	(114,800)	(114,800)

Balance, December 31, 1996	700,000	168,722	—	—	(114,800)	53,922
Shares issued:
Initial public offering	2,025,000	590,570	—	—	—	590,570
Principal shares	750,000	7,500	—	—	—	7,500
Private placement	1,000,000	1,932,554	321,239	—	—	2,253,793
Exercise of share purchase warrants	1,000,000	2,803,205	—	—	—	2,803,205
Acquisition of mineral property interest	1,000,000	2,065,500	—	—	—	2,065,500
Finders fee	150,000	309,825	—	—	—	309,825
Net loss	—	—	—	—	(2,027,672)	(2,027,672)

Balance, December 31, 1997	6,625,000	7,877,876	321,239	—	(2,142,472)	6,056,643
Shares issued:
Exercise of share purchase warrants	100,000	332,124	(32,124)	—	—	300,000
Acquisition of mineral property interest	200,000	246,000	—	—	—	246,000
Finders fee	150,000	224,250	—	—	—	224,250
Net loss	—	—	—	—	(1,943,674)	(1,943,674)

Balance, December 31, 1998	7,075,000	8,680,250	289,115	—	(4,086,146)	4,883,219
Consolidation of shares on a two for one new basis	(3,537,500)	—	—	—	—	—
Net loss	—	—	—	—	(2,378,063)	(2,378,063)

Balance, December 31, 1999	3,537,500	8,680,250	289,115	—	(6,464,209)	2,505,156
Net loss	—	—	—	—	(4,718,044)	(4,718,044)

Balance, December 31, 2000	3,537,500	8,680,250	289,115	—	(11,182,253)	(2,212,888)
Net earnings	—	—	—	—	2,427,256	2,427,256

Balance, December 31, 2001	3,537,500	8,680,250	289,115	—	(8,754,997)	214,368
Shares issued:
Private placement	4,824,500	2,133,786	246,839	—	—	2,380,625
Exercise of share purchase warrants	4,028,000	1,007,000	—	—	—	1,007,000
Exercise of stock options	32,000	12,800	—	—	—	12,800
Financing shares issued	31,250	35,000	—	—	—	35,000
Acquisition of mineral property interest	4,500,000	3,600,000	—	—	—	3,600,000
Share issue costs	—	(544,260)	—	—	—	(544,260)
Stock based compensation	—	—	27,000	—	—	27,000
Net loss	—	—	—	—	(1,657,651)	(1,657,651)

Balance, December 31, 2002, carried forward	16,953,250	14,924,576	562,954	—	(10,412,648)	5,074,882

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in Canadian dollars) (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders' equity

Balance, December 31, 2002 brought forward	16,953,250	14,924,576	562,954	—	(10,412,648)	5,074,882
Shares issued:
Private placement	700,000	638,838	201,162	—	—	840,000
Exercise of share purchase warrants	294,500	73,625	—	—	—	73,625
Share issue costs	—	(19,932)	—	—	—	(19,932)
Stock based compensation	—	—	531,000	—	—	531,000
Net loss	—	—	—	—	(1,352,679)	(1,352,679)

Balance, December 31, 2003	17,947,750	15,617,107	1,295,116	—	(11,765,327)	5,146,896
Shares issued:
Private placement	2,234,400	2,122,269	175,407	—	—	2,297,676
Exercise of share purchase warrants	213,500	300,892	(46,267)	—	—	254,625
Exercise of stock options	250,000	157,000	(27,000)	—	—	130,000
Share issue costs	—	(183,512)	—	—	—	(183,512)
Stock based compensation	—	—	941,478	—	—	941,478
Net loss	—	—	—	—	(2,994,702)	(2,994,702)

Balance, December 31, 2004	20,645,650	18,013,756	2,338,734	—	(14,760,029)	5,592,461
Private placement	4,075,800	3,266,095	773,335	—	—	4,039,430
Exercise of stock options	165,500	124,364	(31,964)	—	—	92,400
Exercise of share purchase warrants	1,743,000	1,543,844	(4,844)	—	—	1,539,000
Share issue costs	—	—	—	—	—	—
Stock based compensation	—	(184,660)	488,075	—	—	303,415
Net loss	—	—	—	—	(4,402,715)	(4,402,715)

Balance, December 31, 2005	26,629,950	22,763,399	3,563,336	—	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	—	—	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	—	—	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	—	—	3,414,500
Acquisition of mineral property interest	40,000	88,000	—	—	—	88,000
Share issue costs	—	(248,512)	—	—	—	(248,512)
Stock based compensation	—	—	992,400	—	—	992,400
Net loss	—	—	—	—	(7,241,228)	(7,241,228)

Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	—	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	—	—	—	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	—	—	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	—	—	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	—	—	8,696,523
Share issue costs	—	(28,000)	—	—	—	(28,000)
Stock based compensation	—	—	1,502,912	—	—	1,502,912
Unrealized loss on investments	—	—	—	(120,000)	—	(120,000)
Net loss	—	—	—	—	(10,666,106)	(10,666,106)

Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,070,078)	48,693,085
Shares issued:
Private placement	1,421,500	2,843,000	—	—	—	2,843,000
Acquisition of mineral property interest	30,000	88,500	—	—	—	88,500
Exercise of stock options	204,000	665,086	(289,336)	—	—	375,750
Exercise of share purchase warrants	108,500	364,404	(209,405)	—	—	154,999
Share issue costs	—	(76,860)	—	—	—	(76,860)
Stock based compensation	—	—	334,476	—	—	334,476
Unrealized loss on investments	—	—	—	(257,000)	—	(257,000)
Net loss	—	—	—	—	(7,245,517)	(7,245,517)

Balance, June 30, 2008	51,446,664	$84,391,669	$5,211,359	$(377,000)	$(44,315,595)	$44,910,433

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
SCHEDULE OF MINERAL EXPLORATION EXPENDITURES
(Expressed in Canadian dollars) (unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2008	Six months ended June 30, 2008	Six months ended June 30, 2008	Cumulative period from inception (Mar. 14, 1996 to June 30, 2008

Exploration costs incurred are summarized as follows:
Midway project
Assays and analysis	$56,921	$344	$56,921	$11,698	$306,398
Communication	—	—	—	—	9,513
Drilling	21,277	187,959	477,456	197,206	2,042,150
Engineering and consulting	100,238	527,323	298,511	669,848	3,705,902
Environmental	23,220	4,490	35,681	18,275	179,656
Field office and supplies	10,052	14,612	35,460	30,512	177,824
Legal	9,145	21,493	16,674	21,493	55,419
Property maintenance and taxes	511	168	3,272	2,400	336,173
Reclamation costs	—	180	422	180	27,766
Reproduction and drafting	—	—	—	—	20,803
Salaries and labour	70,655	47,209	158,421	88,324	370,808
Travel, transportation and accommodation	17,897	26,873	45,402	66,817	358,787

	309,916	830,651	1,128,220	1,106,753	7,591,199

Spring Valley project
Assays and analysis	435,414	264,689	529,363	409,641	3,041,949
Communication	—	—	—	—	10,307
Drilling	1,561,045	1,337,171	2,105,566	1,554,769	9,601,888
Engineering and consulting	88,610	9,618	244,740	110,319	2,319,715
Environmental	3,853	98,713	8,521	135,171	294,261
Equipment rental	—	—	—	—	64,651
Field office and supplies	37,731	35,485	71,931	62,140	492,176
Legal	53,454	39,972	79,070	77,626	245,704
Operator fee	—	—	—	—	108,339
Property maintenance and taxes	8,085	7,105	8,558	7,263	363,241
Reclamation costs	790	608	3,275	608	70,900
Reproduction and drafting	—	—	—	791	29,724
Salaries and labour	162,470	152,194	294,329	194,790	891,078
Travel, transportation and accommodation	74,698	69,567	120,074	123,123	761,134

	2,426,150	2,015,122	3,465,427	2,676,241	18,295,067

Pan project
Assays and analysis	170,586	2,462	191,597	2,462	525,299
Drilling	559,671	381,812	569,288	381,812	1,222,581
Engineering and consulting	134,569	44,093	213,295	44,093	305,630
Environmental	2,195	1,516	9,069	1,516	14,688
Field office and supplies	11,084	22,182	18,568	22,182	58,704
Legal	—	—	86	—	8,419
Property maintenance and taxes	513	824	7,173	824	131,251
Reclamation costs	—	1,435	—	1,435	46,303
Reproduction and drafting	—	—	—	—	5,738
Salaries and labour	102,454	38,974	172,989	38,974	469,853
Travel, transportation and accommodation	22,247	54,179	25,420	54,179	115,850

	1,003,319	547,477	1,207,485	547,477	2,904,316

Maggie Creek project
Environmental	—	—	—	—	197
Field office and supplies	117	—	4,412	—	4,630
Legal	461	—	461	—	461
Property maintenance and taxes	—	—	8	—	14,275

	578	—	4,881	—	19,563

Sub-total balance carried forward	3,739,963	3,393,250	5,806,013	4,330,471	28,810,145

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
SCHEDULE OF MINERAL EXPLORATION EXPENDITURES – CONTINUED
(Expressed in Canadian dollars) (unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2008	Six months ended June 30, 2008	Six months ended June 30, 2008	Cumulative period from inception (Mar. 14, 1996 to June 30, 2008

Sub-total balance brought forward	3,739,963	3,393,250	5,806,013	4,330,471	28,810,145
Thunder Mountain project
Assays and analysis	5,959	—	5,959	—	14,568
Drilling	—	—	35,396	—	77,956
Engineering and consulting	—	—	—	—	705
Environmental	—	—	108	—	1,717
Property maintenance and taxes	—	—	—	—	12,453
Reclamation costs	—	—	—	—	2,377
Salaries and labour	—	—	—	—	503
Travel, transportation and accommodation	—	—	55	—	55

	5,959	—	41,518	—	110,334

Afgan project
Assays and analysis	—	—	12,808	—	19,641
Drilling	—	—	3,025	—	69,131
Engineering and consulting	—	—	—	—	10,833
Environmental	4,665	—	4,665	—	4,665
Field office and supplies	789	—	1,033	—	2,937
Legal	—	—	—	—	3,351
Property maintenance and taxes	—	—	—	—	29,159
Reclamation costs	—	—	3,795	—	4,332
Salaries and labour	—	—	107	—	10,481
Travel, transportation and accommodation	14	—	276	—	6,128

	5,468	—	25,709	—	160,658

Gold Rock project
Assays and analysis	22,085	—	22,085	—	25,681
Drilling	62,933	—	96,168	—	96,168
Engineering and consulting	42,145	—	72,814	—	98,193
Environmental	—	—	534	—	534
Field office and supplies	5,784	—	8,838	—	12,509
Legal	—	—	1,374	—	11,526
Property maintenance and taxes	—	—	64,502	—	88,281
Reproduction and drafting	—	—	—	—	339
Salaries and labour	31,680	—	34,990	—	34,990
Travel, transportation and accommodation	11,499	—	15,701	—	19,013

	176,126	—	317,006	—	387,234

Burnt Canyon project
Assays and analysis	13,282	—	21,921	—	21,921
Engineering and consulting	7,369	—	23,158	—	23,158
Field office and supplies	32	—	81	—	405
Legal	1,929	—	2,215	—	2,215
Property maintenance and taxes	—	—	8,535	—	8,535
Salaries and labour	—	—	2,923	—	2,923
Travel, transportation and accommodation	616	—	1,380	—	2,697

	23,228	—	60,213	—	61,854

Pioche/Mineral Mountain project
Acquisition costs and option payments	—	—	—	—	40,340
Assays and analysis	—	—	—	—	13,037
Drilling	—	—	—	—	232,205
Engineering and consulting	—	—	—	—	38,212
Field office and supplies	—	—	—	—	16,236
Property maintenance and taxes	—	—	—	—	49,750
Reclamation costs	—	—	—	—	32,683
Travel, transportation and accommodation	—	—	—	—	21,124

	—	—	—	—	443,587

Sub-total balance carried forward	3,950,744	3,393,250	6,250,459	4,330,471	29,973,812

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
SCHEDULE OF MINERAL EXPLORATION EXPENDITURES – CONTINUED
(Expressed in Canadian dollars) (unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2008	Six months ended June 30, 2008	Six months ended June 30, 2008	Cumulative period from inception (Mar. 14, 1996 to June 30, 2008

Sub-total balance brought forward	3,950,744	3,393,250	6,250,459	4,330,471	29,973,812
Black Prince project
Communication	—	—	—	—	938
Drilling	—	—	—	—	77,167
Engineering and consulting	—	—	—	—	78,698
Equipment rental	—	—	—	—	10,800
Field office and supplies	—	—	—	—	3,397
Geological and geophysical	—	—	—	—	63,481
Legal and accounting	—	—	—	—	1,163
Property maintenance and taxes	—	—	—	—	13,249
Reproduction and drafting	—	—	—	—	1,179
Travel, transportation and accommodation	—	—	—	—	7,255
Recoveries	—	—	—	—	(40,000)

	—	—	—	—	217,327

Ruby Violet project
Assays and analysis	—	—	—	—	20,499
Communication	—	—	—	—	108,762
Drilling	—	—	—	—	467,372
Engineering and consulting	—	—	—	—	3,120,317
Equipment rental	—	—	—	—	337,577
Field office and supplies	—	—	—	—	277,119
Foreign exchange gain	—	—	—	—	(38,134)
Freight	—	—	—	—	234,956
Interest on convertible loans	—	—	—	—	1,288,897
Legal and accounting	—	—	—	—	453,269
Marketing	—	—	—	—	91,917
Mining costs	—	—	—	—	693,985
Processing and laboratory supplies	—	—	—	—	941,335
Property maintenance and taxes	—	—	—	—	298,752
Security	—	—	—	—	350,584
Travel, transportation and accommodation	—	—	—	—	392,031
Utilities and water	—	—	—	—	59,425

	—	—	—	—	9,098,663

Maiden Gold project
Engineering and consulting	1,785	—	1,785	—	1,785
Field office and supplies	189	—	189	—	189
Legal and accounting	9,888	—	9,888	—	9,888
Property maintenance and taxes	42	—	42	—	42
Travel, transportation and accommodation	17	—	17	—	17

	11,921	—	11,921	—	11,921

Property investigations
Assays and analysis	11,230	5,201	16,840	10,854	157,873
Drilling	—	—	—	—	169,129
Engineering and consulting	5,022	—	10,482	31,985	205,162
Environmental	—	7,477	5,132	7,477	22,761
Field office and supplies	212	2,078	1,269	2,930	16,968
Legal	(2,347)	—	772	—	1,064
Property maintenance and taxes	1,274	—	1,274	5,096	110,374
Reclamation costs	239	90	1,471	90	2,639
Reproduction and drafting	—	—	—	1,172	4,942
Salaries and labour	—	1,140	—	3,674	3,674
Travel, transportation and accommodation	6,036	11,302	21,743	13,799	99,860

	21,666	27,288	58,983	77,077	794,446

	$3,984,331	$3,420,538	$6,321,363	$4,407,548	$40,096,169

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

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

The accounting policies followed by the Company are set out in note 2 to the audited consolidated financial statements for the year ended December 31, 2007 and have been consistently followed in the preparation of these consolidated interim financial statements, except as follows:

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

The valuation of investments in marketable securities include available for sale securities. The Company’s Level 1 assets include the valuation of the common shares available for sale with no trading restrictions as determined using a market approach based upon unadjusted quoted prices for identical assets in an active market. Level 1 assets also include the valuation of warrants that are considered derivatives and are marked to market each reporting period based upon unadjusted quoted prices for identical assets in active markets. The Company’s Level 2 assets include the valuation of common shares with trading restrictions that will be removed within one year of the financial period reporting date as determined using a market approach and based upon quoted prices for identical assets in an active market adjusted by a discount to market comparable to the discount allowed by the TSX Venture Stock Exchange for private placements.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

The determination of fair value for financial reporting purposes as at June 30, 2008 and utilizing the applicable framework is as follows:

Financial Instrument	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total
	Level 1	Level 2	Level 3
Available-for-sale securities	$196,000	$147,000	$-	$343,000
Derivatives	70,000	-	-	70,000
Total	$266,000	$147,000	$-	$413,000

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the Company’s first quarter beginning January 1, 2008 and it had no material impact on the consolidated financial statements.

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

As consideration for the Company’s sale of the Jessup project to Rye Patch Gold Corp. (“Rye Patch”) the Company was issued 2,000,000 common shares of Rye Patch and 1,000,000 common share purchase warrants (the “Warrants’) on September 28, 2007. The Warrants entitle the Company to purchase one common share of Rye Patch at an exercise price of $1.00 until September 28, 2009. The 2,000,000 common shares become available to sell beginning with 400,000 on September 28, 2007 and then 400,000 each six months after until they are all available to sell by September 28, 2009.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

	June 30, 2008

	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair value

	(ooo's)	($)	($)	($)
Restricted common shares (a)	400	180,000	—	180,000
Available for sale - common shares	1,600	720,000	(377,000)	343,000
Warrants (b)	1,000	100,000	(30,000)	70,000

Total investments		1,000,000	(407,000)	593,000

	June 30, 2008

	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair value

	(ooo's)	($)	($)	($)

Restricted common shares (a)	800	360,000	—	360,000
Available for sale - common shares	1,200	540,000	(120,000)	420,000
Warrants (b)	1,000	100,000	(30,000)	70,000

Total investments		1,000,000	(150,000)	850,000

(a)	As at June 30, 2008, 400,000 of the Rye Patch common shares are considered restricted, thus they have no active quoted market and are reported at cost until they no longer are considered restricted.

(b)	Warrants are considered derivatives thus are marked to market each reporting period with gains or losses recorded in the Statement of Operations.

During the period ended June 30, 2008, the Company recognized $257,000 unrealized loss on the common shares of Rye Patch as the fair value at June 30, 2008 was less than the fair value at December 31, 2007.

4.	Equipment:

	June 30, 2008			December 31, 2007

	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer equipment	$232,035	$91,537	$140,498	$185,177	$55,696	$129,481
Office equipment	60,693	21,478	39,215	47,219	17,155	30,064
Field equipment	66,569	15,417	51,152	46,506	9,458	37,048
Trucks	89,389	40,311	49,078	67,629	26,896	40,733

	$448,686	$168,743	$279,943	$346,531	$109,205	$237,326

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

5.	Mineral properties:

The continuity of expenditures on mineral properties is as follows:

Mineral property	December 31, 2007	Additions	Written off	June 30, 2008

Midway (a)	$6,394,704	$4,543	$—	$6,399,247
Spring Valley (b)	4,879,825	653,614	—	5,533,439
Pan (c)	31,961,798	127,645	—	32,089,443
Afgan (d)	4,168,784	79,218	—	4,248,002
Gold Rock (e)	23,248	240,497	—	263,745
Maggie Creek (f)	—	9,902	(9,902)	—
Burnt Canyon (g)	24,546	15,623	—	40,169
Maiden Gold (h)	—	55,552	(55,552)	—

	$47,452,905	$1,186,594	$(65,454)	$48,574,045

(a)	Midway property, Nevada

During 2001, the Company entered into an option agreement with Rex Exploration Corp. (“Rex”) to earn a 65% interest in the Midway property, a mineral property consisting of 135 unpatented mining claims located in central Nye County, Nevada. Rex had an underlying option agreement with the owners of the mineral property whereby Rex could earn a 100% interest in the mineral property, subject to a sliding scale royalty of between 2% and 7% of net smelter returns (“NSR”), by making option payments totaling US$275,000 over the period to August 2003 and making an option exercise payment of US$3,000,000 on August 15, 2004 (the “Underlying Agreement”). This option exercise payment date was subsequently extended to August 15, 2005. In order for the Company to earn its 65% interest in the property, the Company agreed to make the US$275,000 option payments to the owners required pursuant to the Underlying Agreement, incur an additional US$925,000 on exploration and development expenditures on the property by August 15, 2004, and pay the Company’s 65% share of the US$3,000,000 option exercise payment due August 15, 2004. Effective October 30, 2002, the Company acquired all of the issued and outstanding shares of Rex in exchange for 4,500,000 common shares of the Company.

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

In the six-month period ended June 30, 2008 the Company staked additional claims within and adjacent to the Midway property.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

Option payment US$	Dates
12,000	Upon execution of agreement (paid)
24,000	On or before April 25, 2007 (paid)
36,000	On or before April 25, 2008 (paid)
36,000	On or before each April 25 annually thereafter

The Company has the option to purchase these claims for a total purchase of US$600,000. Any advance royalties paid will be credited against the purchase price.

On May 5, 2006, the Company purchased land and mineral rights of 920 gross acres, 320 acres net surface, 770 acres net mineral, (the “Seymork Parcel”) from Seymork Investments Ltd. (“Seymork”) for US$200,000, subject to a 3% NSR royalty on any production and sale of metals from the claims. On June 11, 2008 the Court settled a long standing title dispute to this ground validating the Company’s claim to the Seymork Parcel. The settlement allowed the Company to purchase two promissory notes secured against the property for approximately US$598,000. This amount has been included in accounts payable and accrued liabilities at June 30, 2008 and was paid in early July 2008. In the future, the Company may elect to sell up to 27.6 square miles of interests in lands included in the purchase (9.1 square miles of net surface, 19 square miles net minerals) but not needed for development of the Spring Valley project to recover a portion of the cost.

On July 18, 2006, the Company entered into a mineral lease agreement and option to purchase 97 unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalty payable:

Option payment US$	Dates
10,000	Upon execution of agreement (paid)
15,000	On or before July 18, 2007 (paid)
20,000	On or before July 18, 2008 (paid subsequently)
20,000	On or before each July 18 annual thereafter

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

Option payment US$	Dates

6,000	Upon execution of agreement, October 25, 2006 (paid)
12,000	On or before October 25, 2007 (paid)
20,000	On or before October 25, 2008
25,000	On or before October 25, 2009 and annually thereafter

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

On June 1, 2007 the Company entered into a mineral lease agreement and option to purchase 2 unpatented lode mining claims for US$500,000. To maintain the option the Company must make monthly payments of US$1,000 (paid through to December 2008) and one-time payments of US$25,000 by June 1, 2009, US$150,000 by June 1, 2012, US$150,000 by June 1, 2014 and US$55,000 by June 1, 2017. All payments shall be credited towards the purchase price.

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

Option payment US$	Dates
6,000	On or before June 1, 2008 (paid)
10,000	On or before January 15, 2009
20,000	On or before January 15, 2010
30,000	On or before January 15, 2011
30,000	The greater of $30,000 or the gold equivalent price

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

Pursuant to the acquisition of Pan-Nevada effective April 16, 2007, the Company assumed the January 7, 2003 mineral lease agreement with GSRC for a 100% interest in the Maggie Creek property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$5,000 or the US dollar equivalent of 14.5 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due. On January 1, 2008 the Company paid GSRC an advance minimum royalty of US$9,862. The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%. The Company must incur a minimum of US$15,000 year work expenditures, including claim maintenance fees, during the term of the mining lease. The Company terminated the mineral lease with GSRC in the second quarter and wrote off a total of $9,902 in mineral property costs.

(g)	Burnt Canyon Property, Nevada

On November 19, 2007, the Company entered into a mineral lease agreement and option to purchase unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalty payable.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

Option payment US$	Dates
25,000	Upon execution of agreement (paid)
25,000	On or before November 19, 2008
30,000	On or before November 19, 2009
40,000	On or before November 19, 2010
50,000	On or before November 19, 2011 and each year thereafter

The Company has the option to purchase the claims for a price of US$1,000,000. Any advance royalties paid will be credited against the purchase price.

On May 1, 2008, the Company entered into a mineral lease agreement and option to purchase 20 unpatented lode mining claims for a series of annual payments as advances upon the 2% NSR royalty payable:

Option payment US$	Dates
10,000	Upon execution of agreement (paid)
10,000	On or before May 1, 2009
10,000	On or before May 1, 2010
15,000	On or before May 1, 2011
20,000	On or before May 1, 2012 and annually thereafter

The Company has the option to purchase these claims for a total purchase of US$2,500,000. Any advance royalties paid will be credited against the purchase price.

The Company staked additional claims that comprise the Burnt Canyon property.

(h)	Maiden Gold, Montana

On April 4, 2008 the Company entered into a mineral lease agreement with Patrick D. Henry and Daniel Bauer for patented mining claims and unpatented mining claims located in Fergus County, Montana. The Company paid a first annual minimum royalty of US$45,000 and a US$10,000 signing bonus and will be required to make annual minimum royalty payments of US$45,000 thereafter for the remainder of the ten year lease. The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 1% to 4%. The Company has an option to outright purchase the claims for US$1,000,000 with any minimum advance royalty payments creditable against the purchase price. The Company was not able to secure the rest of the necessary property package and abandoned this effort and wrote off the $55,552 in total acquisition costs.

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

(xxv)

On April 16, 2007, the Company issued 7,764,109 common shares at a value of $25,000,431, 308,000 stock options at a value of $608,020 and 870,323 share purchase warrants at a value of $1,420,054 in connection with the acquisition of Pan-Nevada Gold Corporation. By December 31, 2007, 154,000 of the stock options had been exercised and 761,823 share purchase warrants had been exercised.

(xxvi)	On August 24, 2007, the Company issued 2,000,000 common shares at $2.70 per common share for proceeds of $5,400,000 by way of a private placement. The Company incurred $28,000 in share issue costs.
(xxvii)

On March 31, 2008, the Company issued 30,000 common shares at a value of $88,500 pursuant to a lease assignment of mining claims for the Gold Rock project. The Company incurred $1,489 in share issue costs.

(xxviii)	On June 12, 2008, the Company issued 1,421,500 common shares at $2.00 per common share for proceeds of $2,843,000 by way of a private placement. The Company incurred $75,371 in share issue costs.

(c)	Stock options:

The Company has an incentive share option plan (the “Plan”) that allows it to grant incentive stock options to its officers, directors, employees and consultants. The Plan was amended on May 12, 2008 to add an appendix called the 2008 Stock Incentive Plan for United States Resident Employees (the “U.S. Plan”) to supplement and be a part of the Plan. The purpose of the U.S. Plan is to enable the Company to grant Incentive Stock Options, as that term is used in Section 422 of the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder to qualifying employees who are citizens or residents of the United States of America. This does not change the aggregate number of options that can be granted pursuant to the Plan. The purpose of the Plan permits the Company’s directors to grant incentive stock options for the purchase of shares of the Company to persons in consideration for services. Stock options must be non-transferable and the aggregate number of shares that may be reserved for issuance pursuant to stock options may not exceed 10% of the issued shares of the Company at the time of granting and may not exceed 5% to any individual (maximum of 2% to any consultant). The exercise price of stock options is determined by the board of directors of the Company at the time of grant and may not be less than the closing price of the Company’s shares on the trading day immediately preceding the date on which the option is granted and publicly announced, less an applicable discount, and may not otherwise be less than $0.10 per share. Options have a maximum term of ten years and terminate 90 days following the termination of the optionee’s employment, except in the case of death or disability, in which case they terminate one year after the event.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

Expiry date	Exercise price per share	Balance December 31, 2007	Granted	Exercised	Cancelled	Balance June 30, 2008	Intrinsic Value

February 11, 2008	$1.43	84,000	—	(84,000)	—	—	$—
September 5, 2008	$1.24	100,000	—	—	—	100,000	76,000
October 11, 2008	$1.07	70,000	—	—	—	70,000	65,100
September 14, 2009	$0.80	242,500	—	(20,000)	—	222,500	267,000
February 4, 2010	$0.85	80,000	—	—	—	80,000	92,000
June 24, 2010	$1.30	500,000	—	—	—	500,000	350,000
March 9, 2011	$2.00	100,000	—	(25,000)	—	75,000	—
March 22, 2011	$2.00	100,000	—	—	—	100,000	—
May 4, 2011	$2.00	30,000	—	—	—	30,000	—
June 11, 2011	$2.53	385,000	—	(75,000)	—	310,000	—
August 30, 2011	$2.63	40,000	—	—	—	40,000	—
November 30, 2011	$2.70	140,000	—	—	—	140,000	—
January 23, 2012	$3.00	25,000	—	—	—	25,000	—
March 7, 2012	$2.93	100,000	—	—	—	100,000	—
April 26, 2012	$3.20	200,000	—	—	—	200,000	—
July 31, 2012	$2.71	975,000	—	—	(50,000)	925,000	—
October 30, 2012	$3.36	100,000	—	—	—	100,000	—
November 16, 2012	$3.25	40,000	—	—	—	40,000	—
December 6, 2012	$3.32	15,000	—	—	—	15,000	—
April 13, 2014	$2.04	400,000	—	—	—	400,000	—
May 12, 2013	$2.00	—	50,000	—	—	50,000	—
May 23, 2013	$2.00	—	75,000	—	—	75,000	—

	0.00	3,726,500	125,000	(204,000)	(50,000)	3,597,500	$850,100

Weighted average exercise price	$2.18		$2.00	$1.84	$2.71	$2.19

At June 30, 2008, all but 553,333 of the 3,597,500 stock options were exercisable.

The intrinsic value of stock options outstanding at June 30, 2008 relates to vested options. Intrinsic value for vested stock options is calculated on the difference between the exercise prices of the underlying options and the quoted price of $2.00 for our common stock as of June 30, 2008.

The Company recorded stock-based compensation expense of $334,476 in the six months ended June 30, 2008 for options vesting in that period of which $172,267 was included in salaries and benefits in the statement of operations and $162,209 was included in salaries and labour in the schedule of mineral exploration expenditures.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

(d)	Share purchase warrants:

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance December 31, 2007	Issued	Exercised	Expired	Balance June 30, 2008

May 23, 2008	$1.43	108,500	—	(108,500)	—	—

		108,500	—	(108,500)	—	—

7.	Related party transactions:

(a)	During the six-months ended June 30, 2008 $45,000 (2007 - $45,000) was paid for office facilities and administrative services to a company with an officer in common.
(b)	Recovery of office costs from a company managed by common directors and officers $2,513 (2007 - $8,875).
(c)	During the six-months ended June 30, 2008 the Company issued a director 30,000 common shares pursuant to a mineral property agreement described in note 5(e).

Included in accounts payable and accrued liabilities at June 30, 2008 is $41,788 (June 30, 2007 $631) payable to the companies referred to in this note and other directors and officers.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

8.	Contingency:

In May 2006, the Company’s wholly-owned Nevada subsidiary MGC Resources Inc. (“MGC”) purchased additional property (the “Seymork Parcel”) from Seymork Investments Ltd. (“Seymork”) for US$200,000 to expand the Spring Valley project in Nevada. The Seymork Parcel represents about 4% of the surface area of the Spring Valley project. In 1998, the transfer of Emma Wagner’s (“Wagner”) interest in the Seymork Parcel to Seymork, as well as a transfer of the interest held by Wagner’s deceased husband’s estate to Seymork, was formally approved by a Nevada court. As part of the consideration for the court-approved transaction, Seymork executed two promissory notes, one in favor of Wagner and one in favor of the estate of Wagner’s deceased husband. Two deeds of trust relating to the Seymork Parcel were also executed and recorded to secure payment of the promissory notes. Both notes were later assigned to a group represented by Wallace D. Stephens (collectively ”Stephens”). The promissory notes were not repaid and, in March 2006, Stephens sought to foreclose its interest against Seymork. In June 2006, Wagner brought a cross claim in the lawsuit against Seymork alleging that Wagner was the rightful owner of the Disputed Property, and claiming that the conveyance to Seymork was not a sale but that Seymork had agreed to hold the Seymork Parcel in trust for Wagner. MGC joined the lawsuit in order to protect its interests in the Seymork Parcel. On June 11, 2008 a Nevada court settled the long standing title dispute to this ground validating the Company’s claim to the Seymork Parcel. The settlement allowed the Company to purchase the two promissory notes secured against the property for approximately US$598,000. This amount has been included in accounts payable and accrued liabilities at June 30, 2008 and was paid in early July 2008 (note 5(b)).

9.	Subsequent events

Subsequent to June 30, 2008, the Company:

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

a)	On July 16, 2008, the Company’s board of directors granted 215,000 stock options to certain US resident employees at an exercise price of $2.00 and a five-year term with normal vesting provisions.

b)	On July 21, 2008, the Company issued 275,000 shares pursuant to the exercise of stock options for proceeds of $357,500.

c)

On July 17, 2008, the Company and Golden Predator Mines Inc. (“Golden Predator”) jointly announced that the two companies have entered into a term sheet (the “Term Sheet”) describing the principal terms of a business combination between the two companies. Pursuant to the Term Sheet, Golden Predator shareholders would receive one common share of the Company for each common share of Golden Predator held by them. Outstanding options, warrants and convertible securities of Golden Predator would, subject to the final transaction terms, be converted into or exchanged for corresponding securities of the Company. Upon closing, the Company will change its name to “Golden Predator Mines Inc.”

The Term Sheet contemplates, subject to regulatory approval and requirements, a dividend being declared and paid to the Company’s shareholders immediately prior to closing of the business combination. The dividend would consist of one transferable warrant (the “Dividend Warrant”) for each outstanding share the Company on the record date of the dividend. Each Dividend Warrant would entitle the holder thereof on exercise to acquire an additional share of the Company at a price of $2.05 for a period of 18 months from issuance.

Additionally, the Term Sheet contemplates that, prior to completion of the business combination between the Company and Golden Predator, 80.1% of the shares of the Company’s wholly-owned subsidiary that holds the Golden Eagle property interests (“Spin-co.”) will be spun-off to the Company’s current shareholders. The combined company from the business combination will hold the remaining 19.9% of the shares of Spin-co.

The spin-off is subject to approval of the final terms by the board of directors of each of Golden Predator and the Company, as well as regulatory, stock exchange, shareholder and court approvals and compliance with applicable securities laws.

The Term Sheet contemplates that the business combination would be completed by way of a statutory plan of arrangement under the Business Corporations Act (British Columbia). The final structure of the business combination, however, will be based upon a review of the tax and securities implications of the transaction. Upon completion of the transaction shareholders of Golden Predator will hold approximately 53% of the issued and outstanding shares of the resulting company, prior to the exercise of outstanding warrants and options.

Golden Predator will have the right to appoint four members to the board of directors of the resulting company, and Midway will have the right to retain three directors of one of whom will be William M. Sheriff, a current director of both Midway and Golden Predator. In addition, the employees of both Midway and Golden Predator will be offered continuing positions with the resulting company, subject to review. William M. Sheriff will be the CEO and Chairman of the Board; Steve Vanry is expected to become the company’s President following a successful completion of the previously announced business combination of Golden Predator and Fury Explorations Ltd. Alan Branham will serve as the President of the Company’s US subsidiary as well as a Vice President of Golden Predator Mines (US). Christine Thomson will continue as the resulting company’s Corporate Secretary and Larry Yau will be the resulting company’s CFO.

Pursuant the Term Sheet, Golden Predator has agreed to provide a loan facility of $5 million to the Company, which the Company may draw upon in installments of $1 million. The loan proceeds will be applied by the Company towards the development of its Pan and Midway projects and other permitted uses. The loan will be for a term of 12 months and will bear interest at prime plus 2%.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and six month periods ended June 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

The Term Sheet contemplates that the parties will agree to a break-fee of $2.5 million, payable by either party in specified circumstances. In addition, the directors and officers of each of Golden Predator and the Company will be asked to enter into agreements to vote their shares in favour of the transaction at any meeting of shareholders of either party held for that purpose.

Completion of the transaction will be subject to receipt of a favourable fairness opinion, completion of due diligence investigations, the parties entering into a definitive agreement, securities law compliance and obtaining all necessary court, regulatory, stock exchange, board and shareholder approvals.

d)

On August 1, 2008 the Company issued 600,000 common shares at US$2.50 per common share for proceeds of US$1,500,000 by way of a private placement to Kinross Gold USA Inc.; purchased a 75% interest in the Golden Eagle, Washington, project from Kinross Gold USA Inc. at a cost of US$1,500,000 and purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of US$483,333.

An exploration agreement has been executed between the Company’s wholly owned subsidiary, MGC Resources Inc. and Kinross Gold U.S.A. Inc. with an effective date of August 1, 2008 on the Company’s Thunder Mountain project. To maintain its option to joint venture Kinross must expend $500,000 before the 2nd anniversary, $500,000 before the 3rd anniversary, $1,000,000 before the 4th anniversary and a total of $3,000,000 before the 5th anniversary at which time the parties can enter into a standard form joint venture agreement whereby Kinross will hold a 75% interest and Midway a 25% interest.

Midway completed the acquisition of the Golden Eagle property through a wholly-owned subsidiary created to hold the property (“Spin-co”).

Pursuant to the Term Sheet between the Company and Golden Predator it is contemplated that prior to completion of the business combination between the Company and Golden Predator Spin-co. will be spun-off by the distribution of 80.1% of the shares of Spin-co to the Company’s current shareholders. The combined company from the business combination will hold the remaining 19.9% of the shares of Spin-co.

The spin-off is subject to approval of the final terms by the board of directors of each of Golden Predator and the Company, as well as regulatory, stock exchange, shareholder and court approvals and compliance with applicable securities laws.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Midway’s Canadian corporate office is in White Rock, B.C.

Midway operates from an office in Helena, Montana. In addition, the Company has three field offices in Lovelock, Tonopah, and Eureka, Nevada. These offices support the Spring Valley, Midway and Pan Projects, respectively. These offices also support work on four other exploration projects, located on three of the major Nevada gold trends.

Midway currently controls over 69 square miles (157 sq. km) of mineral rights on the Battle Mountain-Eureka, Humboldt and Round Mountain Trends.

Midway have three advanced exploration projects: the Spring Valley, the Pan and the Midway projects, and five earlier stage exploration targets. These early stage exploration projects include Gold Rock, Afgan, Burnt Canyon, Golden Eagle, and Thunder Mountain.

The map below shows the location of Midway’s properties located in Nevada, USA. Activities on these properties in the second quarter ended June 30, 2008 and up to August 1, 2008, the date of this Quarterly Report filed on Form 10Q are described in further detail below.

Qualified Person

Don Harris, a Qualified Person, as that term is defined in NI 43-101 is the person responsible for review and verification of the technical information contained in this MD&A.

Highlights for the second quarter 2008:

•	Term sheet executed with Golden Predator Mines Inc. on July 17, 2008 for a proposed business combination with Midway .

•	Golden Eagle property in Ferry County, Washington acquired from Kinross and Hecla on August 1, 2008.

•

A high grade gold zone measuring approximately 600 feet by 30 feet was identified at Pan. Results include PN08-07, containing 20 feet of 0.230 ounces per ton (opt) gold within 60 feet of 0.087 opt gold and a second hole, PN08-6, which intersected 15 feet of 0.107 opt gold. High grade has now been encountered in 4 reverse circulation holes, along a north south trend.

•

Geotechnical drilling at the Midway project encountered 6.2 feet of 3.6 opt gold in the Nimitz Vein and 1.1 feet of 2.5 opt gold within the Midway Vein. Additionally, the drilling encountered four new intercepts that may represent a new set of veins east of the Discovery Zone.

•

Spring Valley drilling encountered a new zone of mineralization along the south-western side of the North Hill Zone. Significant intercepts include 135 feet of 0.086 opt gold and 90 feet of 0.051 opt gold, which has identified a new zone approximately 1,000 feet long, 200-400 feet wide, and 60-180 feet thick. These, along with significant intercepts at Valley Breccia, including 75 feet of 0.119 opt gold, 140 feet of 0.021 opt gold, and 80 feet of 0.031 opt gold in three separate holes, will be utilized in the next resource evaluation at Spring Valley.

•	The Thunder Mountain Property was optioned to Kinross Gold Corporation in July 2008, for a combined $3 million earn in.

Golden Predator Mines Inc. and Midway Gold Corp. proposed business combination

On July 17, 2008, the Company and Golden Predator Mines Inc. (“Golden Predator”) jointly announced that the two companies have entered into a term sheet (the “Term Sheet”) describing the principal terms of a business combination between the two companies. Pursuant to the Term Sheet, Golden Predator shareholders would receive one common share of the Company for each common share of Golden Predator held by them. Outstanding options, warrants and convertible securities of Golden Predator would, subject to the final transaction terms, be converted into or exchanged for corresponding securities of the Company. Upon closing, the Company will change its name to “Golden Predator Mines Inc.”

The Term Sheet contemplates, subject to regulatory approval and requirements, a dividend being declared and paid to the Company’s shareholders immediately prior to closing of the business combination. The dividend would consist of one transferable warrant (the “Dividend Warrant”) for each outstanding share the Company on the record date of the dividend. Each Dividend Warrant would entitle the holder thereof on exercise to acquire an additional share of the Company at a price of $2.05 for a period of 18 months from issuance.

Additionally, the Term Sheet contemplates that, prior to completion of the business combination between the Company and Golden Predator, 80.1% of the shares of the Company’s wholly-owned subsidiary that holds the Golden Eagle property interests (“Spin-co.”) will be spun-off to the Company’s current shareholders. The combined company from the business combination will hold the remaining 19.9% of the shares of Spin-co.

The spin-off is subject to approval of the final terms by the board of directors of each of Golden Predator and the Company, as well as regulatory, stock exchange, shareholder and court approvals and compliance with applicable securities laws.

The Term Sheet contemplates that the business combination would be completed by way of a statutory plan of arrangement under the Business Corporations Act (British Columbia). The final structure of the business combination, however, will be based upon a review of the tax and securities implications of the transaction. Upon completion of the transaction shareholders of Golden Predator will hold approximately 53% of the issued and outstanding shares of the resulting company, prior to the exercise of outstanding warrants and options.

Golden Predator will have the right to appoint four members to the board of directors of the resulting company, and Midway will have the right to retain three directors of one of whom will be William M. Sheriff, a current director of both Midway and Golden Predator. In addition, the employees of both Midway and Golden Predator will be offered continuing positions with the resulting company, subject to review. William M. Sheriff will be the CEO and Chairman of the Board; Steve Vanry is expected to become the company’s President following a successful completion of the previously announced business combination of Golden Predator and Fury Explorations Ltd. Alan Branham will serve as the President of the Company’s US subsidiary as well as a Vice President of Golden Predator Mines (US). Christine Thomson will continue as the resulting company’s Corporate Secretary and Larry Yau will be the resulting company’s CFO.

Pursuant the Term Sheet, Golden Predator has agreed to provide a loan facility of $5 million to the Company, which the Company may draw upon in instalments of $1 million. The loan proceeds will be applied by the Company towards the development of its Pan and Midway projects and other permitted uses. The loan will be for a term of 12 months and will bear interest at prime plus 2%.

The Term Sheet contemplates that the parties will agree to a break-fee of $2.5 million, payable by either party in specified circumstances. In addition, the directors and officers of each of Golden Predator and the Company will be asked to enter into agreements to vote their shares in favour of the transaction at any meeting of shareholders of either party held for that purpose.

Completion of the transaction will be subject to receipt of a favourable fairness opinion, completion of due diligence investigations, the parties entering into a definitive agreement, securities law compliance and obtaining all necessary court, regulatory, stock exchange, board and shareholder approvals.

See Midway press release, July 17, 2008 at www.midwaygold.com

Republic District, Washington

Golden Eagle project, Ferry County, Washington

On August 1, 2008 Midway issued 600,000 common shares to Kinross Gold USA Inc. (“Kinross”) for proceeds of US$1,500,000 subject to a six-month hold period.

On May 28, 2008 Midway entered into a letter of intent to acquire a 75% interest in the Golden Eagle property from a subsidiary of Kinross for US$1,500,000. Kinross retained a 2% net smelter returns royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill. Midway subsequently entered into a letter of intent to acquire Hecla Limited’s (“Hecla”) 25% interest in the property for a cash payment of US$483,333. Both Kinross and Hecla declined their pre-emptive rights against each other’s interests and the transactions closed on August 1, 2008.

Midway completed the acquisition of the Golden Eagle property through a newly created wholly-owned subsidiary to hold the property (“Spin-co”).

Golden Predator Mines Inc. and Midway have contemplated in the term sheet announced on July 17, 2008 that, prior to completion of the business combination between them, 80.1% of the shares of Spin-Co will be spun-off to current Midway shareholders. The resulting combined company from the business combination will hold the remaining 19.9% of the shares of Spin-co.

The spin-off is subject to approval of the final terms by the board of directors of each of Golden Predator and Midway, as well as regulatory, stock exchange, shareholder and court approvals and compliance with applicable securities laws.

Hecla operated the nearby Knob Hill Mine, near Republic, Washington which produced over 2 million ounces of gold before closing. Santa Fe Gold calculated a historic resource for the 211 acres of private land comprising the

Golden Eagle property of 32,191,280 tons grading 0.069 ounce gold per standard ton in 1996. A qualified person has not reviewed this resource and the historical estimate should not be relied upon.

Midway’s Nevada Properties

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

In January 2008, an updated resource was completed on the Spring Valley Project. The total inferred resource, estimated by AMEC was 50 million short tons at a grade of 0.0196 opt gold. The gold price at the time of estimating the resource was $650 per ounce. AMEC’S report, compliant with Canada’s NI 43-101, entitled “Technical Report Spring Valley Property, Pershing County, Nevada” was filed on the Company’s profile on SEDAR. See Midway’s press release January 23, 2008 at www.midwaygold.com.

Drilling for 2008 started in February 2008, and through the end of the second quarter 81 reverse circulation holes (58,985 feet) and 3 diamond core tails (4,627) were completed. Results have been released on 45 holes drilled at North Hill, West Diatreme, and Valley Breccia. In the North Hill target assay results include multiple intercepts in drill hole SV08-413 which hit 5 feet of 0.983 opt gold within 135 feet of 0.086 opt gold followed by 5 feet of 0.866 opt gold within 60 feet of 0.087 opt gold and a third intercept of 55 feet of 0.042 opt gold. This mineralization is contiguous with intercepts of 90 feet of 0.051 opt gold in SV08-384 and 115 feet of 0.021 opt gold in SV08-379. Drilling at the Valley Breccia yielded significant gold intercepts including 5 feet of 1.114 opt gold within 75 feet of 0.119 opt gold in SV08-417, 140 feet of 0.021 opt gold in SV08-403, and 80 feet of 0.031 opt gold in SV08-410. The focus of drilling at North Hill, West Diatreme, and Valley Breccia is to potentially expand the overall Spring Valley resource, by capturing material in the zone between West Diatreme and Pond Zone, and additional deeper mineralization at North Hill and Deep Porphyry. See Midway Press Release June 23, 2008 and July 8, 2008 at www.midwaygold.com

Midway utilized three reverse circulation drill rigs and one core rig at Spring Valley during the quarter, and to drill an estimated 90,000 feet during 2008. This includes infill, step-out, and exploration drilling of four outlying targets identified in 2007. Exploration drilling started in May, with drill testing at the Fitting target to the east of Spring Valley and Limerick Basin to the south. Exploration results are currently pending.

In May 2006, Midway’s wholly-owned Nevada subsidiary MGC Properties Inc. (“MGC”) purchased additional property (the “Disputed Property”) from Seymork Investments Ltd. (“Seymork”) for US$200,000 to expand the Spring Valley project in Nevada. The Disputed Property represents about 4% of the surface area of the Spring Valley project. In 1998, the transfer of Emma Wagner’s (“Wagner”) interest in the Disputed Property to Seymork, as well as a transfer of the interest held by Wagner’s deceased husband’s estate to Seymork, was formally approved by a Nevada court. As part of the consideration for the court-approved transaction, Seymork executed two promissory notes, one in favor of Wagner and one in favor of the estate of Wagner’s deceased husband. Two deeds of trust relating to the Disputed Property were also executed and recorded to secure payment of the promissory notes. Both notes were later assigned to a group represented by Wallace D. Stephens (collectively ”Stephens”). The promissory notes were not repaid and, in March 2006, Stephens sought to foreclose its interest against Seymork. In June 2006, Wagner brought a cross claim in the lawsuit against Seymork alleging that Wagner was the rightful owner of the Disputed Property, and claiming that the conveyance to Seymork was not a sale but that Seymork had agreed to hold the Disputed Property in trust for Wagner. MGC joined the lawsuit in order to protect its interests in the Disputed Property.

On June 5, 2008, the Nevada court entered an order validating Midway’s claim to the Disputed Property and directing MGC to negotiate a settlement of the Stephens promissory notes.

On June 25, 2008, MGC entered into an assignment agreement with Martin H. Webster, Donald H. Jones, Michael C. Agran, Virginia Genest, Wallace Stephens, and Sandra Newmark (the “Assignors”) whereby MGC agreed to pay US$596,833.97 (plus the payment of additional accrued interest at the rate of $78.21 per day from June 25, 2008 until the date of payment) for the assignment, without warranty or recourse, of: (a) the two promissory notes relating to the Disputed Property held by the Assignors, (b) all of the Assignors’ rights, title and interest in and to the two trust deeds relating to the disputed property held by the Assignors, (c) all of Assignors’ rights, claims and causes of action in the above-described lawsuit, including but not limited to those set forth in the recently filed amended complaint in such lawsuit and the rights and benefits of the June 5, 2008 order, including causes of action for foreclosure.

See Midway press release, July 11, 2008 at www.midwaygold.com

Burnt Canyon, Pershing County, Nevada

Midway’s Burnt Canyon project is a volcanic hosted gold exploration target located between the historic Seven Troughs high grade gold district and the Wildcat gold resource (Allied Nevada). The property was acquired in late 2007 and has exploration targets identified for high grade gold veins and low grade disseminated gold in altered tuffs. Soil, gravity, and ground magnetic surveys were completed in early January and the results have identified target areas for follow up geologic sampling, mapping, and potential drill targeting.

Round Mountain-Gold Field Gold Trend

Midway Property, Nye County, Nevada

The Midway project is located 15 miles north east of Tonopah. The Midway project is a high-grade epithermal quartz-adularia gold system, hosted in Tertiary volcanic rocks, in the prolific Round Mountain–Goldfield gold trend. Twelve high grade gold adularia veins have been delineated in the Discovery and Dauntless Zones, to a sufficient degree to warrant taking an underground bulk sample from an underground decline. In the first quarter of 2008, Midway submitted a Plan of Operations to the Bureau of Land Management and Nevada Division of Environmental Protection for an underground exploration decline at Midway. The veins vary from 3 to 22 feet in width, and have been delineated approximately 400 to 600 feet along strike and 250 to 300 feet down dip. The better defined veins average in grade from 0.3 to over 1.2 opt gold. An additional 58 partially defined high grade veins with intercepts over 0.15 opt gold have been noted in the previous exploration drilling and will require additional development drilling. Midway has controlled the property since 2001 through direct ownership of claims and through mining leases.

Drilling for 2008 started in January and 12 reverse circulation (1,234 ft) and 9 core holes (2,321 feet) were completed by June 30, 2008. We had no rigs active at Midway during the second quarter.

Results from earlier geotechnical drilling conducted on the Midway, Rochefort, Spruance, and Nimitz vein were released in May 2008. These core holes were completed for geotechnical testing in proposed stope and mining areas for mine planning purposes. Results confirmed the placement of major vein sets, including 6.2 feet of 3.6 opt gold in the Nimitz Vein and 1.1 feet of 2.5 opt gold within the Midway Vein. Additionally, the drilling encountered four new intercepts that may represent a new set of veins east of the Discovery Zone.

See Midway press release, May 14, 2008 at www.midwaygold.com

Thunder Mountain Project, Nye County, Nevada

Thunder Mountain is a gold and silver rich epithermal vein and disseminated system hosted in rhyolite tuffs and flow dome complexes located six miles southeast of the Midway project. Adularia alteration has affected rhyolite tuff units over the three square mile project area. Recent drilling has intercepted higher grade gold in silicified breccias hosted rhyolite tuff containing 70 feet of 0.105 opt gold beginning at a 55 foot depth and 40 feet of 0.135 opt gold at 70 foot depth along with other reported intercepts.

In early July, Kinross Gold Corporation entered into an exploration and option to joint venture agreement, by which they can earn a 75% interest in Thunder Mountain. Kinross must spend a minimum of $500,000 by August 1, 2010, and $3 million over a five year period. Upon completion of the earn-in standard joint venture terms will apply.

See Midway press release, October 18, 2007, May 1, 2008 and July 16, 2008 at www.midwaygold.com

Battle Mountain-Eureka Trend

Pan Project, White Pine County, Nevada

The Pan project is located on the south end of the Battle Mountain-Eureka gold trend in central Nevada. The project hosts Carlin-style disseminated oxide gold deposits over a two mile strike length of the Pan fault. Midway controls 100% of over 15 square miles of mineral rights around the Pan resources.

Reverse circulation drill rigs were mobilized into Pan during late March, and had completed 48 holes (24,275 feet) by the end of the second quarter. Midway plans to drill 54,000 feet in 100 holes at Pan in 2008. In addition to exploration efforts at the Neverland, Island, and Lily zones drilling is following up on gold discoveries at the Wendy, Nana, and Barite zones. Drilling will also include confirmation and metallurgical core to initiate a preliminary economic assessment study planned for Pan in 2008.

Significant results announced during the second quarter include the identification of a near surface high grade zone within the North Pan deposit. Drill hole PN08-7 returned 20 feet of 0.230 opt gold within 60 feet of 0.087 opt gold and was drilled near hole EP-53 which encountered 20 feet of 0.021 opt gold. A second hole, PN08-6, intersected 15 feet of 0.107 opt gold within 165 feet of 0.023 opt gold and was drilled near hole NP-150 which encountered 20 feet of 0.019 opt gold

These new high grade intercepts, along with 10 feet of 0.186 opt gold in PN07-65 and 20 feet of 0.188 opt gold in PN07-78 define a previously unrecognized near surface high-grade zone 600 feet long, 30 feet wide, and open to the north, south, and at depth.

See Midway press release, July 9, 2008 at www.midwaygold.com

Afgan Project, Eureka County, Nevada

The Afgan project is located on the south end of the Battle Mountain-Eureka gold trend in central Nevada. The project hosts a Carlin-style disseminated gold deposit in silicified siltstone and jasperoid breccia. The gold resource lies within a semi-continuous zone that extends for over 4,100 feet in a north-south direction and 1,500 feet east-west. The resource is open for possible expansion in several areas.

Midway’s 2008 work included a ground gravity survey completed during the first quarter and field mapping that is underway to help guide exploration in the zone between Big Cyndi and Afgan.

Gold Rock, White Pine County, Nevada

Gold Rock is sediment hosted gold system located on the southern end of the Battle Mountain-Eureka gold trend, approximately 15 miles southeast of Midway’s Pan Project. The property includes and surrounds the Easy Junior open pit gold mine operated by Alta Bay in the 1990s. Midway controls approximately 14 square miles of mineral rights by a lease of unpatented mining claims.

By the end of the 2008 second quarter 3,525 feet of reverse circulation drilling (11 holes) were completed on the south end of the Anchor Rock target. Results of that drill program did not produce any significant intercepts, although 4 holes failed to reach target depths due to karst development at the limestone-shale contact.

Geologic mapping, data compilation of historic drilling, soil and rock chip sampling, and a ground gravity and magnetic survey are currently in progress at Gold Rock. This work will help develop the 2008 plan for additional drilling. Project work to assess the potential for sediment hosted gold deposits is ongoing.

Carlin Gold Trend

Maggie Creek, Eureka County, Nevada

Midway abandoned the Maggie Creek project in the second quarter 2008.

Maiden Gold project, Montana

On April 4, 2008, Midway entered into a mineral lease agreement for patented mining claims and unpatented mining claims located in Fergus County, Montana. Midway paid US$55,000 and would have been required to make ongoing annual minimum royalty payments. Midway was not able to secure the rest of the necessary property package and abandoned this effort and wrote off the $55,552 in total acquisition costs.

Results of operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007

The net loss for the six months ended June 30, 2008 was $7,245,517 (2007 – $4,788,769). The increase in net loss was due primarily to increased exploration expenses on the Company’s Nevada projects.

Significant differences in costs between the periods are as follows:

Exploration expenses in the six months ended June 30, 2008 was $6,321,363 (2007 – $4,407,548). The details of the expenses in each period may be found in the schedule to the unaudited consolidated interim financial statements. In the six months ended June 30, 2008 $1,128,220 (2007 – $1,106,753) was spent at the Midway project, $3,465,427 (2007 - $2,676,241) at the Spring Valley project, $1,207,485 (2007 - $547,477) at the Pan Project; and a total of $520,231 (2007 - $77,077) on the Maggie Creek, Thunder Mountain, Afgan, Gold Rock, Burnt Canyon, Maiden Gold projects and on investigation of other potential acquisitions. Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs. Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $162,209 (2007 - $nil).

Included in consulting fees was $45,000 (2007 - $45,000) paid to Golden Oak Corporate Services, a company wholly owned by Doris Meyer, the Company’s Chief Financial Officer and Corporate secretary for financial reporting and corporate compliance services.

Investor relations and travel costs combined were $176,481 for the six months ended June 30, 2008 (2007 - $176,251). Management participated in several investor shows in North America. Midway has focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and attendance at industry investor shows.

Professional fees paid to lawyers and auditors increased in the quarter ended June 30, 2008. The fees were primarily related to the Company’s registration as a reporting issuer with the Securities and Exchange Commission in the USA and its dual listing on the Amex stock exchange. The Company’s ongoing reporting requirements in Canada and the USA require increased involvement by both counsel and the auditors.

Salary payments are to Midway’s staff based in Helena, Montana. The category includes the estimated fair value of stock based compensation for stock options granted and vested to employees, directors and officers in the period of $172,267 (2007 - $473,779).

The income tax recovery of $464,000 (2007 - $nil) and an unrealized foreign exchange loss (gain) of $229,892 (2007 – ($590,000)) included in the foreign exchange loss (gain) of $207,313 (2007 – ($526,776)) relate to the US dollar denominated future income tax liability recorded upon the acquisition of Pan-Nevada.

Results of operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

The net loss for the six months ended June 30, 2007 was $4,788,769 (2006 – restated to $3,260,599). The increase in net loss was due primarily to increased exploration expenses on the Company’s Nevada projects.

Significant differences in costs between the periods are as follows:

Exploration expenses in the six months ended June 30, 2007 were $4,407,548 (2006 - $2,814,593). The details of the expenses in each period may be found in the schedule to the unaudited consolidated interim financial statements. In the current period a total of $1,106,753 was spent at the Midway project, $2,676,241 at the Spring Valley project, $547,477 at the Pan Project and $77,077 on investigation of other potential acquisitions. This compares to the 2006 expenditures of $1,126,636 at the Midway project, $1,606,143 at the Spring Valley project and $81,814 on investigation of properties. Exploration levels are determined by the success of previous exploration programs on each project and available cash to fund additional programs. Results of the current year exploration program are discussed above under each property.

Exploration salaries and labour include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $nil (2006 - $749,470). The Company has hired additional technical personnel some of who had previously been acting as consultants.

Investor relations increased in the second quarter of 2007 due to the Company’s attendance at various investor shows in the first half of 2007 and a focus on increasing the market’s awareness of the Company. During the fiscal 2006 year, the Company engaged various companies to provide research analysis and investor related services.

Professional fees paid to lawyers and auditors increased in the second half of 2007 over 2006 due to the Company’s preparation to register itself as a reporting issuer with the Securities and Exchange Commission in the USA.

Salary payments are to the Company’s President and administrative staff based in Helena, Montana. Cash salaries totalled $158,847 (2006 - $88,346) and the estimated fair value of stock based compensation for stock options granted to employees, directors and officers in the period were $473,779 (2006 - $443,220).

Increases in interest income in the current period are a result of the increased interest rates and higher levels of cash on deposit. The foreign exchange gain includes an unrealized gain of $590,000 related to the June 30, 2007 translation in Canadian dollar terms of the US dollar denominated future income tax liability recorded with the acquisition of Pan-Nevada.

Summary of Quarterly Results (Unaudited)

	June 2008	March 2008	Dec 2007	Sept 2007	June 2007	March 2007	Dec 2006	Sept 2006
$(000’s) except per share amounts
Revenue from the sale of minerals	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Net loss	4,261	2,984	2,330	3,547	3,404	1,385	1,834	2,147
Net loss per share, basic and diluted	0.08	0.06	0.05	0.08	0.08	0.04	0.06	0.06

Notes and Factors Affecting Comparability of Quarters:

(1)	The Company is a mineral exploration company at the development stage and has no operating revenues.
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

Liquidity and Capital Resources

The Company began the 2008 year with cash and cash equivalents of $8,325,280. During the six months ended June 30, 2008, the Company expended $6,613,621 on operations, invested a total of $677,598 in mineral property and equipment, and raised $3,296,889 from the issue of shares for cash to end at June 30, 2008, with cash and cash equivalents of $4,330,950.

Working capital at June 30, 2008, was $2,996,980 compared to $8,004,682 at December 31, 2007.

We have no revenues from operations, and should we wish to maintain our exploration and development programs or acquire additional mineral exploration projects and fund exploration programs on those newly acquired projects, we will need to raise additional funds.  Midway plans to raise capital in 2008 to fund its continued exploration and development.

In the six months ended June 30, 2008, we issued a total of 204,000 common shares pursuant to the exercise of stock options for cash proceeds of $375,750, 108,500 common shares pursuant to the exercise of share purchase warrants for cash proceeds of $154,999 and 1,421,500 common shares at $2.00 per common share for proceeds of $2,843,000 by way of a private placement. The Company incurred $76,860 in share issue costs.

On August 1, 2008 the Company issued a total of 600,000 common shares for proceeds of US$1,500,000 by way of a private placement. The proceeds were used to acquire a 75% interest in the Golden Eagle project in Washington.

On July 21, 2008 the Company issued 275,000 shares pursuant to the exercise of stock options for proceeds of $357,500.

On July 16, 2008 the Company’s board of directors granted 215,000 stock options to certain US resident employees at an exercise price of $2.00 and a five year term with normal vesting provisions.

As of August 1, 2008, there are 3,537,500 stock options at prices ranging from $0.80 to $3.36 outstanding. While it is probable that some of these options will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of June 30, 2008, we have accrued US$70,466 related to reclamation and other closure requirements at our properties, unchanged from December 31, 2007. These liabilities are covered by a combination of surety bonds and restricted cash totaling $433,424 at June 30, 2008 (December 31, 2007 - $349,239). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of June 30, 2008; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

The valuation of our investments in marketable securities include available for sale securities. The Company’s Level 1 assets include the valuation of the common shares available for sale with no trading restrictions as determined using a market approach based upon unadjusted quoted prices for identical assets in an active market. Level 1 assets also include the valuation of warrants that are considered derivatives and are marked to market each reporting period based upon unadjusted quoted prices for identical assets in active markets. The Company’s Level 2 assets include the valuation of common shares with trading restrictions that will be removed within one year of the financial period reporting date as determined using a market approach and based upon quoted prices for identical assets in an active market adjusted by a discount to market comparable to the discount allowed by the TSX Venture Stock Exchange for private placements.

Financial Instrument	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total
	Level 1	Level 2	Level 3
Available-for-sale securities	$196,000	$147,000	$-	$343,000
Derivatives	70,000	-	-	70,000
Total	$266,000	$147,000	$-	$413,000

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the Company’s first quarter beginning January 1, 2008 and it had no material impact on the consolidated financial statements.

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

Related Party Transactions

The Company had the following related party transactions for the six months ended June 30, 2008 and 2007 respectively.

	June 30, 2008	June 30, 2007

Consulting services paid to a company owned by an officer of the Company	$45,000	$45,000
Recovery of office costs from a company managed by common directors and officers	(2,513)	(8,875)
Share issued to a director pursuant to the Gold Rock property agreement – 30,000 common shares	88,500	nil

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Neither we nor any of our properties is currently subject to any material legal proceedings or other regulatory proceedings.

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in Midway’s Form 10-K filed on March 28, 2008 with the SEC.

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

Since the beginning of the period covered by this report, except as provided below, we previously reported all issuances of unregistered equity securities on current reports filed on Form 8-K.

During the period covered by this report, we issued 204,000 common shares pursuant to the exercise of stock options and for aggregate proceeds of $375,750. On February 13, 2008, William Sheriff, a director of Company, assigned an existing lease on 10 unpatented claims adjoining the Gold Rock property to Midway in consideration for the issuance by Midway of 30,000 common shares at a value of $88,500. The 30,000 common shares were issued by Midway on June 30, 2008 in a private transaction not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The share issue costs were $1,489. We intend to use the proceeds from the exercise of stock options for general working capital purposes.

Item 3.   Default Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

On June 17, 2008, we held our annual general meeting of shareholders at 2:00 p.m. (Vancouver time) at the Four Seasons Hotel, The Strathcona Room, 791 West Georgia Street, Vancouver, BC V6C 2T4. Shareholders representing • shares or •% of the shares authorized to vote (49,916,664) were present in person or by proxy, representing a quorum for the purposes of the annual meeting. The shareholders approved the following:

Proposal #1 – Election of Directors

The election of the Nominees to the Company’s Board to serve until the Company’s 2009 Annual Meeting of Shareholders or until successors are duly elected and qualified:

Voted For	Withheld
Alan D. Branham	33,303,143	1,133,584
Brian J. McAlister	33,389,543	1,047,184
Brain Bayley	33,387,088	1,049,639
George T. Hawes	33,387,588	1,049,139
William M. Sheriff	33,543,388	893.339
William Lupien	33,537,388	899.339
Proposal #2 To ratify the appointment of KPMG LLP as the Company’s auditor for the fiscal year 2008 and to authorize the Board of Directors to fix the remuneration to be paid to KPMG LLP	For	Against	Abstain
34,150,901	n/a	285,826
Proposal #3 To approve the renewal of the Company’s 2008 Stock Option Plan	For	Against	Abstain
21,540,482	778,915	12,117,330

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on May 22, 2008. Each nominee for director was elected, and the shareholders approved each proposal.

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
10.1

Assignment Agreement between the Company’s wholly-owned subsidiary MGC Properties Inc. and Martin H. Webster, Donald H. Jones, Michael C. Agran, Virginia Genest, Wallace Stephens and Sandra Newmark, dated June 25, 2008

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

MIDWAY GOLD CORP.
August 14, 2008	By: /s/ Alan D. Branham Alan D. Branham President, Chief Executive Officer and Director (Principal Executive Officer)
August 14, 2008	By: /s/ Doris A. Meyer Doris Meyer Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)