Form 10-Q
period 2008-09-30
Midway Gold Corp
filed 2008-11-14
CIK 1319009

 click here for printer-friendly PDF version

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer           Accelerated filer          Non-accelerated filer      Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of Shares outstanding at November 12, 2008      64,821,664

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

1

ITEM 1.

 FINANCIAL STATEMENTS.

1

ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

25

ITEM 3.

 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

37

ITEM 4.

 CONTROLS AND PROCEDURES.

38

PART II - OTHER INFORMATION

38

ITEM 1.

 LEGAL PROCEEDINGS.

38

ITEM 1A.

RISK FACTORS.

38

ITEM 2.

 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

39

ITEM 3.

 DEFAULT UPON SENIOR SECURITIES.

40

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

40

ITEM 5.

OTHER INFORMATION.

40

ITEM 6.

EXHIBITS.

40

SIGNATURES

41

EXPLANATORY NOTE

All references to “$” in this report means the Canadian dollar.  All references to “US$” refers to the U.S. dollar, and unless otherwise indicated all currency amounts in this report are stated in Canadian dollars.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM BALANCE SHEETS

 (Expressed in Canadian dollars)

	September 30,* 2008	December 31, 2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,736,852	$8,325,280
Amounts receivable	99,456	108,364
Prepaid expenses	90,347	89,462
	1,926,655	8,523,106
Investments (note 3)	460,000	850,000
Reclamation deposit	452,338	349,239
Equipment (note 4)	251,201	237,326
Mineral properties (note 5)	51,110,275	47,452,905
	$54,200,469	$57,412,576

Liabilities and Stockholders' equity

Current liabilities
Accounts payable and accrued liabilities	$437,410	$518,424
Accrued interest payable (note 9)	12,575	-
Promissory note (note 9)	2,000,000	-
	2,449,985	518,424

Future income tax liability	8,126,276	8,201,067

Stockholders' equity (note 6)
Common stock authorized - unlimited, no par value
Issued - 52,321,664 (2007 - 49,682,664)	86,411,545	80,507,539
Additional paid in capital	5,210,428	5,375,624
Accumulated other comprehensive loss	-	(120,000)
Deficit accumulated during the exploration stage	(47,997,765)	(37,070,078)
	43,624,208	48,693,085
	$54,200,469	$57,412,576

Nature of operations (note 1)
Commitments (note 5)
Contingency (note 8)
Subsequent events (note 10)

Approved on behalf of the Board:

“George Hawes” Director

“Alan Branham” Director

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative period from inception (Mar 14, 1996) to September 30, 2008

Expenses
Consulting	$133,434	$47,592	$183,379	$96,621	$483,294
Depreciation	32,801	18,855	93,522	44,704	457,491
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Interest and bank charges	14,201	1,200	16,417	4,208	833,744
Investor relations	26,086	67,640	115,621	182,027	1,018,178
Legal, audit and accounting	256,402	140,601	399,006	252,522	1,639,296
Management fees	-	-	-	-	265,000
Mineral exploration expenditures (schedule)	2,278,573	3,784,055	8,599,936	8,191,603	42,374,742
Mineral property interests written off (note 5)	-	-	65,454	-	90,643
Office and administration (note 7)	49,148	54,516	131,318	97,896	1,046,508
Salaries and benefits	231,505	770,099	853,622	1,402,725	5,730,037
Transfer agent and filing fees	33,495	30,299	104,615	57,929	368,364
Travel	13,594	23,740	100,540	85,604	632,651

Operating loss	3,069,239	4,938,597	10,663,430	10,415,839	52,133,636

Other income (expenses):
Foreign exchange gain (loss)	(299,334)	650,309	(506,647)	1,177,085	799,649
Interest income	13,403	86,158	107,159	247,855	816,885
Loss on sale of equipment	-	-	(1,769)	-	(2,884)
Investment write down (note 3)	(510,000)	-	(510,000)	-	(540,000)
Other income	-	-	-	-	87,221
	(795,931)	736,467	(911,257)	1,424,940	1,160,871
Net loss before income tax	3,865,170	4,202,130	11,574,687	8,990,899	50,972,765
Income tax recovery	183,000	655,000	647,000	655,000	2,975,000
Net loss	$3,682,170	$3,547,130	$10,927,687	$8,335,899	$47,997,765

Basic and diluted loss per share	$0.07	$0.08	$0.22	$0.20
Weighted average number of shares* outstanding	52,056,718	47,040,964	50,714,190	41,983,854

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative period from inception (Mar 14, 1996) to September 30, 2008
Cash provided by (used in):
Operating activities:
Net loss	$(3,682,170)	$(3,547,130)	$(10,927,687)	$(8,335,899)	$(47,997,765)
Items not involving cash:
Depreciation	32,801	18,855	93,522	44,704	457,491
Stock-based compensation	162,945	844,254	497,421	1,318,033	4,980,286
Unrealized foreign exchange loss (gain)	342,317	(744,000)	572,209	(1,334,000)	(934,011)
Unrealized loss on investment	-	-	-	-	30,000
Non-cash interest expense	-	-	-	-	234,765
Income tax recovery	(183,000)	(655,000)	(647,000)	(655,000)	(2,975,000)
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Loss on sale of equipment	-	-	1,769	-	2,884
Write off of mineral property interests	-	-	65,454	-	90,643
Investment write-down	510,000	-	510,000	-	510,000
Change in non-cash working capital items:
Amounts receivable	(11,437)	(217,378)	8,908	(241,334)	(82,952)
Prepaid expenses	4,408	229,561	(885)	1,877	(110,389)
Accounts payable and accrued liabilities	(469,546)	(942,234)	(81,014)	48,684	532,415
Accrued interest payable	12,575	-	12,575	-	12,575
	(3,281,107)	(5,013,072)	(9,894,728)	(9,152,935)	(48,055,370)

Investment activities:
Proceeds on sale of subsidiary	-	-	-	-	254,366
Proceeds on sale of equipment	-	-	919	-	1,613
Proceeds on sale of mineral property	-	233,459	-	233,459	233,459
Mineral property acquisitions	(3,146,018)	(3,596,374)	(3,634,324)	(3,755,651)	(19,868,848)
Deferred acquisition costs	-	-	-	-	(23,316)
Purchase of equipment	(4,059)	(39,606)	(110,085)	(168,306)	(1,696,692)
Reclamation deposit	(18,914)	21,791	(103,099)	(54,815)	(867,721)
	(3,168,991)	(3,380,730)	(3,846,589)	(3,745,313)	(21,967,139)

Financing activities:
Advance from Red Emerald Ltd.	-	-	-	-	12,010,075
Common stock issued, net of issue costs	1,856,000	6,111,281	5,152,889	11,583,978	51,424,681
Promissory note	2,000,000	-	2,000,000	-	2,000,000
Convertible debenture	-	-	-	-	6,324,605
	3,856,000	6,111,281	7,152,889	11,583,978	71,759,361

(Decrease) increase in cash	(2,594,098)	(2,282,521)	(6,588,428)	(1,314,270)	1,736,852
Cash and cash equivalents, beginning of period	4,330,950	9,537,090	8,325,280	8,568,839	-
Cash and cash equivalents, end of period	$1,736,852	$7,254,569	$1,736,852	$7,254,569	$1,736,852

Non-cash financing and investing activities:
Securities issued for mineral property acquisition	$-	$27,028,505	$88,500	$27,028,505
Mineral property costs included in accounts payable	(609,788)	-	-	-
Fair value of stock options exercised	163,876	307,832	453,212	523,985
Fair value of share purchase warrants exercised	-	1,459,369	209,405	1,459,369
Future income tax liability on mineral property acquistion	-	10,170,000	-	10,170,000
Fair value of securities received for mineral property disposition	-	1,000,000	-	1,000,000

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

 (Expressed in Canadian dollars)  (unaudited)

		Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Net loss for the period before other comprehensive loss		3,682,170	3,547,130	10,927,687	8,335,899
	Unrealized loss on investment	133,000	-	390,000	-
	Investment write-down	(510,000)	-	(510,000)	-
Comprehensive loss		$3,305,170	$3,547,130	$10,807,687	$8,335,899

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

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, December 31, 2002 brought forward	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares issued:
Private placement	700,000	638,838	201,162	-	-	840,000
Exercise of share purchase warrants	294,500	73,625	-	-	-	73,625
Share issue costs	-	(19,932)	-	-	-	(19,932)
Stock based compensation	-	-	531,000	-	-	531,000
Net loss	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	17,947,750	15,617,107	1,295,116	-	(11,765,327)	5,146,896
Shares issued:
Private placement	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of share purchase warrants	213,500	300,892	(46,267)	-	-	254,625
Exercise of stock options	250,000	157,000	(27,000)	-	-	130,000
Share issue costs	-	(183,512)	-	-	-	(183,512)
Stock based compensation	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004	20,645,650	18,013,756	2,338,734	-	(14,760,029)	5,592,461
Private placement	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of stock options	165,500	124,364	(31,964)	-	-	92,400
Exercise of share purchase warrants	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share issue costs	-	-	-	-	-	-
Stock based compensation	-	(184,660)	488,075	-	-	303,415
Net loss	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investments	-	-	-	(120,000)	-	(120,000)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,070,078)	48,693,085
Shares issued:
Private placement	2,021,500	4,380,950	-	-	-	4,380,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	(116,310)	-	-	-	(116,310)
Stock based compensation	-	-	497,421	-	-	497,421
Unrealized loss on investments	-	-	-	(390,000)	-	(390,000)
Investment write-down	-	-	-	510,000	-	510,000
Net loss	-	-	-	-	(10,927,687)	(10,927,687)
Balance, September 30, 2008	52,321,664	$ 86,411,545	$ 5,210,428	$ -	$ (47,997,765)	$ 43,624,208

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative period from inception (May 14, 1996) to September 30, 2008
Exploration costs incurred are summarized as follows:
Midway project
Assays and analysis	$ 487	$ 29,559	$ 57,408	$ 41,257	$ 306,885
Communication	-	-	-	-	9,513
Drilling	-	166,022	477,456	363,228	2,042,150
Engineering and consulting	225,420	84,525	523,931	754,373	3,931,322
Environmental	33,863	11,605	69,544	29,880	213,519
Field office and supplies	12,048	7,345	47,508	37,857	189,872
Legal	4,797	-	21,471	21,493	60,216
Property maintenance and taxes	30,844	38,495	34,116	40,895	367,017
Reclamation costs	-	6,743	422	6,923	27,766
Reproduction and drafting	-	-	-	-	20,803
Salaries and labour	73,845	86,944	232,266	175,268	444,653
Travel, transportation and accommodation	10,930	25,414	56,332	92,231	369,717
	392,234	456,652	1,520,454	1,563,405	7,983,433
Spring Valley project
Assays and analysis	237,780	474,689	767,143	884,330	3,279,729
Communication	-	-	-	-	10,307
Drilling	658,520	1,288,068	2,764,086	2,842,837	10,260,408
Engineering and consulting	56,554	93,608	301,294	203,927	2,376,269
Environmental	4,205	4,655	12,726	139,826	298,466
Equipment rental	-	-	-	-	64,651
Field office and supplies	33,577	60,035	105,508	122,175	525,753
Legal	19,911	47,378	98,981	125,004	265,615
Operator fee	-	-	-	-	108,339
Property maintenance and taxes	85,747	85,320	94,305	92,583	448,988
Reclamation costs	-	19,031	3,275	19,639	70,900
Reproduction and drafting	-	-	-	791	29,724
Salaries and labour	141,774	240,663	436,103	435,453	1,032,852
Travel, transportation and accommodation	61,982	65,323	182,056	188,446	823,116
	1,300,050	2,378,770	4,765,477	5,055,011	19,595,117
Pan project
Assays and analysis	47,974	292,123	239,571	294,585	573,273
Drilling	20,078	247,035	589,366	628,847	1,242,659
Engineering and consulting	68,943	34,303	282,238	78,396	374,573
Environmental	172	613	9,241	2,129	14,860
Field office and supplies	6,165	17,688	24,733	39,870	64,869
Legal	-	-	86	-	8,419
Property maintenance and taxes	72,056	136,711	79,229	137,535	203,307
Reclamation costs	8,605	24,810	8,605	26,245	54,908
Reproduction and drafting	-	6,057	-	6,057	5,738
Salaries and labour	161,182	156,394	334,171	195,368	631,035
Travel, transportation and accommodation	16,588	28,716	42,008	82,895	132,438
	401,763	944,450	1,609,248	1,491,927	3,306,079
Maggie Creek project
Environmental	-	-	-	-	197
Field office and supplies	-	-	4,412	-	4,630
Legal	-	-	461	-	461
Property maintenance and taxes	-	-	8	-	14,275
	-	-	4,881	-	19,563
Sub-total balance carried forward	2,094,047	3,779,872	7,900,060	8,110,343	30,904,192

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES – CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative period from inception (May 14, 1996) to September 30, 2008

Sub-total balance brought forward	2,094,047	3,779,872	7,900,060	8,110,343	30,904,192
Thunder Mountain project
Assays and analysis	-	-	5,959	-	14,568
Drilling	-	-	35,396	-	77,956
Engineering and consulting	-	-	-	-	705
Environmental	-	-	108	-	1,717
Property maintenance and taxes	19	-	19	-	12,472
Reclamation costs	-	-	-	-	2,377
Salaries and labour	-	-	-	-	503
Travel, transportation and accommodation	-	-	55	-	55
	19	-	41,537	-	110,353
Afgan project
Assays and analysis	614	-	13,422	-	20,255
Drilling	-	-	3,025	-	69,131
Engineering and consulting	-	-	-	-	10,833
Environmental	-	-	4,665	-	4,665
Field office and supplies	956	-	1,989	-	3,893
Legal	-	-	-	-	3,351
Property maintenance and taxes	24,625	-	24,625	-	53,784
Reclamation costs	-	-	3,795	-	4,332
Salaries and labour	7,484	-	7,591	-	17,965
Travel, transportation and accommodation	2,471	-	2,747	-	8,599
	36,150	-	61,859	-	196,808
Gold Rock project
Assays and analysis	-	-	22,085	-	25,681
Drilling	-	-	96,168	-	96,168
Engineering and consulting	11,144	-	83,958	-	109,337
Environmental	-	-	534	-	534
Field office and supplies	3,429	-	12,267	-	15,938
Legal	-	-	1,374	-	11,526
Property maintenance and taxes	65,268	-	129,770	-	153,549
Reproduction and drafting	-	-	-	-	339
Salaries and labour	-	-	34,990	-	34,990
Travel, transportation and accommodation	-	-	15,701	-	19,013
	79,841	-	396,847	-	467,075
Burnt Canyon project
Assays and analysis	-	-	21,921	-	21,921
Engineering and consulting	-	-	23,158	-	23,158
Field office and supplies	-	-	81	-	405
Legal	(1)	-	2,214	-	2,214
Property maintenance and taxes	12,251	-	20,786	-	20,786
Salaries and labour	-	-	2,923	-	2,923
Travel, transportation and accommodation	348	-	1,728	-	3,045
	12,598	-	72,811	-	74,452
Pioche/Mineral Mountain project
Acquisition costs and option payments	-	-	-	-	40,340
Assays and analysis	-	-	-	-	13,037
Drilling	-	-	-	-	232,205
Engineering and consulting	-	-	-	-	38,212
Field office and supplies	-	-	-	-	16,236
Property maintenance and taxes	-	-	-	-	49,750
Reclamation costs	-	-	-	-	32,683
Travel, transportation and accommodation	-	-	-	-	21,124
	-	-	-	-	443,587
Sub-total balance carried forward	2,222,655	3,779,872	8,473,114	8,110,343	32,196,467

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative period from inception (May 14, 1996) to September 30, 2008

Sub-total balance brought forward	2,222,655	3,779,872	8,473,114	8,110,343	32,196,467
Black Prince project
Communication	-	-	-	-	938
Drilling	-	-	-	-	77,167
Engineering and consulting	-	-	-	-	78,698
Equipment rental	-	-	-	-	10,800
Field office and supplies	-	-	-	-	3,397
Geological and geophysical	-	-	-	-	63,481
Legal and accounting	-	-	-	-	1,163
Property maintenance and taxes	-	-	-	-	13,249
Reproduction and drafting	-	-	-	-	1,179
Travel, transportation and accommodation	-	-	-	-	7,255
Recoveries	-	-	-	-	(40,000)
	-	-	-	-	217,327
Ruby Violet project
Assays and analysis	-	-	-	-	20,499
Communication	-	-	-	-	108,762
Drilling	-	-	-	-	467,372
Engineering and consulting	-	-	-	-	3,120,317
Equipment rental	-	-	-	-	337,577
Field office and supplies	-	-	-	-	277,119
Foreign exchange gain	-	-	-	-	(38,134)
Freight	-	-	-	-	234,956
Interest on convertible loans	-	-	-	-	1,288,897
Legal and accounting	-	-	-	-	453,269
Marketing	-	-	-	-	91,917
Mining costs	-	-	-	-	693,985
Processing and laboratory supplies	-	-	-	-	941,335
Property maintenance and taxes	-	-	-	-	298,752
Security	-	-	-	-	350,584
Travel, transportation and accommodation	-	-	-	-	392,031
Utilities and water	-	-	-	-	59,425
	-	-	-	-	9,098,663
Golden Eagle project
Engineering and consulting	19,396	-	19,396	-	19,396
Field office and supplies	241	-	241	-	241
Legal and accounting	8,631	-	8,631	-	8,631
Travel, transportation and accommodation	3,322	-	3,322	-	3,322
	31,590	-	31,590	-	31,590
Maiden Gold project
Engineering and consulting	-	-	1,785	-	1,785
Field office and supplies	-	-	189	-	189
Legal and accounting	-	-	9,888	-	9,888
Property maintenance and taxes	-	-	42	-	42
Travel, transportation and accommodation	-	-	17	-	17
	-	-	11,921	-	11,921
Property investigations
Assays and analysis	-	891	16,840	11,745	157,873
Drilling	-	-	-	-	169,129
Engineering and consulting	3,236	1,426	13,718	33,411	208,398
Environmental	-	1,009	5,132	8,486	22,761
Field office and supplies	260	-	1,529	2,930	17,228
Legal	-	-	772	-	1,064
Property maintenance and taxes	12,814	550	14,088	5,646	123,188
Reclamation costs	-	-	1,471	90	2,639
Reproduction and drafting	-	-	-	1,172	4,942
Salaries and labour	-	-	-	3,674	3,674
Travel, transportation and accommodation	8,018	307	29,761	14,106	107,878
	24,328	4,183	83,311	81,260	818,774

	$ 2,278,573	$ 3,784,055	$ 8,599,936	$ 8,191,603	$ 42,374,742

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

1.

Nature of operations:

Midway Gold Corp. (the “Company” or “Midway”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

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

Going concern uncertainty

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.  The ability of the Company to continue as a going concern is uncertain and dependent upon obtaining the financing necessary to meet its financial commitments and to complete the development of its properties and/or realizing proceeds from the sale of one or more of the properties.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2008, the Company has a working capital deficit of $523,330, and has accumulated losses of $47,997,765 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at September 30, 2008, the Company had cash of $1,736,852 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will exceed that amount. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), clarifies the

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

The determination of fair value for financial reporting purposes as at September 30, 2008 and utilizing the applicable framework is as follows:

Financial Instrument	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total
	Level 1	Level 2	Level 3
Available-for-sale securities	$240,000	$120,000	$-	$360,000
Derivatives	100,000	-	-	100,000
Total	$340,000	$120,000	$-	$460,000

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the Company’s first quarter beginning January 1, 2008 and it had no material impact on the consolidated financial statements as the Company has not made any elections under FAS No. 159 for any assets.

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

3.

Investments

As consideration for the Company’s sale of the Jessup project to Rye Patch Gold Corp. (“Rye Patch”) the Company was issued 2,000,000 common shares of Rye Patch and 1,000,000 common share purchase warrants (the “Warrants’) on September 28, 2007.  The Warrants entitle the Company to purchase one common share of Rye Patch at an exercise price of $1.00 until September 28, 2009.  At September 30, 2008, 1,200,000 common shares of Rye Patch had no trading restrictions and 400,000 will become available to sell by March 28, 2009 and the final 400,000 will become available to sell by September 28, 2009.

	September 30, 2008
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair value
	(ooo's)	($)	($)	($)
Available for sale - common shares	2,000	900,000	(540,000)	360,000
Warrants (b)	1,000	100,000	-	100,000
Total investments		1,000,000	(540,000)	460,000

(a)

As at September 30, 2008, all of the Rye Patch common shares are marked to market.

(b)

Warrants are considered derivatives thus are marked to market each reporting period with gains or losses recorded in the Statement of Operations.

During the nine month period ended September 30, 2008, the Company recognized $390,000 unrealized loss on the common shares of Rye Patch as the fair value at September 30, 2008 was less than the fair value at December 31, 2007.  The Company considers that the decline in market value of this investment met the characteristics of an “other than temporary impairment” and adjustments to fair value of $510,000 were recorded in earnings as investment write-down, reclassed from accumulated other comprehensive loss net of $30,000 recorded in operations as a gain in the fair value of the warrants.

4.

Equipment:

	September 30, 2008			December 31, 2007
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer equipment	$ 234,070	$ 111,110	$ 122,960	$ 185,177	$ 55,696	$ 129,481
Office equipment	62,717	23,929	38,788	47,219	17,155	30,064
Field equipment	66,569	18,745	47,824	46,506	9,458	37,048
Trucks	89,389	47,760	41,629	67,629	26,896	40,733
	$ 452,745	$ 201,544	$ 251,201	$ 346,531	$ 109,205	$ 237,326

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

5.

Mineral properties:

The continuity of expenditures on mineral properties is as follows:

Mineral property	December 31, 2007	Additions	Written off	September 30, 2008
Midway (a)	$ 6,394,704	$ 317,082	$ -	$ 6,711,786
Spring Valley (b)	4,879,825	778,629	-	5,658,454
Pan (c)	31,961,798	127,645	-	32,089,443
Afgan (d)	4,168,784	105,263	-	4,274,047
Gold Rock (e)	23,248	240,497	-	263,745
Maggie Creek (f)	-	9,902	(9,902)	-
Burnt Canyon (g)	24,546	15,623	-	40,169
Maiden Gold (h)	-	55,552	(55,552)	-
Golden Eagle (j)	-	2,072,631	-	2,072,631
	$ 47,452,905	$ 3,722,824	$ (65,454)	$ 51,110,275

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

In addition, the original option exercise payment of US$3,000,000 due August 15, 2005 was replaced with a series of annual payments as advances upon the royalty payable from commercial production as follows:

Option payment US$	Dates

250,000	On or before August 15, 2006 (paid)
250,000	On or before August 15, 2007 (paid)
300,000	On or before August 15, 2008 (paid)
300,000	On or before August 15, 2009 and annually thereafter

In the nine-month period ended September 30, 2008 the Company staked additional claims within and adjacent to the Midway property.

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

Option payment US$	Dates

10,000	September 10, 2003 (paid)
20,000	On or before March 1, 2004 (paid)
50,000	On or before September 1, 2004 (paid)
50,000	On or before September 1, 2005 (paid)
70,000	On or before September 1, 2006 (paid)
100,000	On or before September 1, 2007 (paid)
100,000	On or before September 1, 2008 (paid)
100,000	On or before September 1, 2009
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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

36,000	On or before April 25, 2008 (paid)
36,000	On or before each April 25 annually thereafter

The Company has the option to purchase these claims for a total purchase of US$600,000. Any advance royalties paid will be credited against the purchase price.

On May 5, 2006, the Company purchased land and mineral rights of 920 gross acres, 320 acres net surface, 770 acres net mineral, (the “Seymork Parcel”) from Seymork Investments Ltd. (“Seymork”) for US$200,000, subject to a 3% NSR royalty on any production and sale of metals from the claims.  On June 11, 2008 the Court settled a long standing title dispute to this ground validating the Company’s claim to the Seymork Parcel.  The settlement allowed the Company to purchase two promissory notes secured against the property for approximately US$598,000.  This amount was included in accounts payable and accrued liabilities at June 30, 2008 and was paid in early July 2008.   In the future, the Company may elect to sell up to 27.6 square miles of interests in lands included in the purchase (9.1 square miles of net surface, 19 square miles net minerals) but not needed for development of the Spring Valley project to recover a portion of the cost.

On July 18, 2006, the Company entered into a mineral lease agreement and option to purchase 97 unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalty payable:

Option payment US$	Dates
10,000	Upon execution of agreement (paid)
15,000	On or before July 18, 2007 (paid)
20,000	On or before July 18, 2008 (paid)
20,000	On or before each July 18 annual thereafter

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

Option payment US$	Dates

6,000	Upon execution of agreement, October 25, 2006 (paid)
12,000	On or before October 30, 2007 (paid)
20,000	On or before October 30, 2008 (lapsed)
25,000	On or before October 30, 2009 and annually thereafter

The Company did not pay the lease payment on October 30, 2008 and provided notice on a timely basis to the mineral leaseholder.

On October 30, 2006, the Company entered into a mineral lease agreement and option to purchase 2 unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalty payable.

Option payment US$	Dates
2,000	Upon execution of agreement, October 30, 2006 (paid)
4,000	On or before October 30, 2007 (paid)
5,000	On or before October 30, 2008 (paid subsequently)
6,000	On or before October 30, 2009 and annually thereafter

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

For the three and nine month periods ended September 30, 2008 and 2007

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

On February 13, 2008 the Company was assigned an existing lease on 10 unpatented claims adjoining the Gold Rock property by William Sheriff, a director of the Company at the time, in consideration of 30,000 common shares at a value of $88,500 issued on March 31, 2008.  The Company assumes the obligations of the February 15, 2004 underlying lease with Ronny Jordan and paid Mr. Jordan the first annual lease payment of US$10,000. During the term of the lease annual minimum royalty payments of US$15,000 will be required each February 15 thereafter.  The Company may elect at any time during the life of the agreement to purchase half of the property for US$1,000,000 and the remaining half may be purchased for another US$1,500,000 with all royalty payments paid prior to the purchase creditable against the purchase price.  A 2.5% NSR royalty was retained by Ronny Jordan and a 0.5% NSR royalty was retained by William Sheriff.

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

(i)

Thunder Mountain, Nevada

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

(j)

Golden Eagle, Washington

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

On August 1, 2008 the Company issued 600,000 common shares at US$2.50 per common share for proceeds of US$1,500,000 by way of a private placement to Kinross Gold USA Inc.; purchased a 75% interest in the Golden Eagle, Washington, project from Kinross Gold USA Inc. at a cost of $1,537,950 (US$1,500,000) and purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of $500,199 (US$483,333). Kinross retained a 2% net smelter returns royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill.

Midway completed the acquisition of the Golden Eagle property through a wholly-owned subsidiary created to hold the property.

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

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

For the three and nine month periods ended September 30, 2008 and 2007

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

(xxv)

On April 16, 2007, the Company issued 7,764,109 common shares at a value of $25,000,431, 308,000 stock options at a value of $608,020 and 870,323 share purchase warrants at a value of $1,420,054 in connection with the acquisition of Pan-Nevada Gold Corporation.  By December 31, 2007, 154,000 of the stock options had been exercised and 761,823 share purchase warrants had been exercised.  By September 30, 2008 the remaining 108,500 share purchase warrants were exercised and 84,000 stock options had been exercised.  On October 11, 2008 the final 70,000 stock options expired not exercised.

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

(xxix)

On August 1, 2008 the Company issued 600,000 common shares at US$2.50 per common share for proceeds of $1,537,950 (US$1,500,000) by way of a private placement with Kinross Gold USA Inc. (see note 5 (j)). The Company incurred $39,450 in share issue costs.

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

Expiry date	Exercise price per share	Balance December 31, 2007	Granted	Exercised	Cancelled or expired	Balance September 30, 2008	Intrinsic Value

February 11, 2008	$1.43	84,000	-	(84,000)	-	-	$ -
September 5, 2008	$1.24	100,000	-	-	(100,000)	-	-
October 11, 2008	$1.07	70,000	-	-	-	70,000	2,100
September 14, 2009	$0.80	242,500	-	(20,000)	-	222,500	66,750
February 4, 2010	$0.85	80,000	-	-	-	80,000	20,000
June 24, 2010	$2.00	500,000	-	(275,000)	-	225,000	-
March 9, 2011	$2.00	100,000	-	(25,000)	-	75,000	-
March 22, 2011	$2.00	100,000	-	-	-	100,000	-
May 4, 2011	$2.00	30,000	-	-	-	30,000	-
June 11, 2011	$2.53	385,000	-	(75,000)	-	310,000	-
August 30, 2011	$2.63	40,000	-	-	-	40,000	-
November 30, 2011	$2.70	140,000	-	-	-	140,000	-
January 23, 2012	$3.00	25,000	-	-	-	25,000	-
March 7, 2012	$2.93	100,000	-	-	-	100,000	-
April 26, 2012	$3.20	200,000	-	-	-	200,000	-
July 31, 2012	$2.71	975,000	-	-	(50,000)	925,000	-
October 30, 2012	$3.36	100,000	-	-	-	100,000	-
November 16, 2012	$3.25	40,000	-	-	-	40,000	-
December 6, 2012	$3.32	15,000	-	-	-	15,000	-
April 13, 2014	$2.04	400,000	-	-	-	400,000	-
May 12, 2013	$2.00	-	50,000	-	-	50,000	-
May 23, 2013	$2.00	-	75,000	-	-	75,000	-
July 16, 2013	$2.00	-	215,000	-	-	215,000	-
		3,726,500	340,000	(479,000)	(150,000)	3,437,500	$ 88,850

Weighted average exercise price		$2.18	$2.00	$1.53	$1.73	$2.27

At September 30, 2008, all but 513,333 of the 3,437,500 stock options were exercisable.

The intrinsic value of stock options outstanding at September 30, 2008 relates to vested options.  Intrinsic value for vested stock options is calculated on the difference between the exercise prices of the underlying options and the quoted price of $1.10 for our common stock as of September 30, 2008.

The Company recorded stock-based compensation expense of $497,421 in the nine months ended September 30, 2008 (September 30, 2007 - $1,318,033) for options vesting in that period of which $225,637 (September 30, 2007 - $1,138,231) was included in salaries and benefits in the statement of operations and $271,784 (September 30, 2007 $179,802) was included in salaries and labour in the schedule of mineral exploration expenditures.  There is a balance of $290,591 that will be recognized in fiscal 2009 as the options vest.

(d)

Share purchase warrants:

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance December 31, 2007	Issued	Exercised	Expired	Balance* September 30,* 2008

May 23, 2008	$1.43	108,500	-	(108,500)	-	-
		108,500	-	(108,500)	-	-

7.

Related party transactions:

(a)

During the nine-months ended September 30, 2008 $67,500 (2007 - $87,500) was paid for office facilities and administrative services to a company with an officer in common.

(b)

Recovery of office costs from a company managed by common directors and officers $22,348 (2007 - $8,654).

(c)

During the nine-months ended September 30, 2008 the Company issued a director, at the time, 30,000 common shares pursuant to a mineral property agreement described in note 5(e).

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

Included in accounts payable and accrued liabilities at September 30, 2008 is $38,522 (September 30, 2007 - $435) payable to the companies referred to in this note and other directors and officers.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

8.

Contingency:

In May 2006, the Company’s wholly-owned Nevada subsidiary MGC Resources Inc. (“MGC") purchased additional property (the “Seymork Parcel”) from Seymork Investments Ltd. (“Seymork”) for US$200,000 to expand the Spring Valley project in Nevada. The Seymork Parcel represents about 4% of the surface area of the Spring Valley project.  In 1998, the transfer of Emma Wagner’s ("Wagner") interest in the Seymork Parcel to Seymork, as well as a transfer of the interest held by Wagner’s deceased husband’s estate to Seymork, was formally approved by a Nevada court.  As part of the consideration for the court-approved transaction, Seymork executed two promissory notes, one in favor of Wagner and one in favor of the estate of Wagner’s deceased husband.  Two deeds of trust relating to the Seymork Parcel were also executed and recorded to secure payment of the promissory notes.  Both notes were later assigned to a group represented by Wallace D. Stephens (collectively "Stephens").  The promissory notes were not repaid and, in March 2006, Stephens sought to foreclose its interest against Seymork. In June 2006, Wagner brought a cross claim in the lawsuit against Seymork alleging that Wagner was the rightful owner of the Disputed Property, and claiming that the conveyance to Seymork was not a sale but that Seymork had agreed to hold the Seymork Parcel in trust for Wagner.  MGC joined the lawsuit in order to protect its interests in the Seymork Parcel. On June 11, 2008 a Nevada court settled the long standing title dispute to this ground validating the Company’s claim to the Seymork Parcel.  The settlement allowed the Company to purchase the two promissory notes secured against the property for approximately US$598,000.  This amount was included in accounts payable and accrued liabilities at June 30, 2008 and was paid in early July 2008 (note 5(b)).

9.

Promissory note:

On July 17, 2008, the Company and Golden Predator Mines Inc. (“Golden Predator”) jointly announced that the two companies entered into a term sheet (the “Term Sheet”) describing the principal terms of a business combination between the two companies.  Completion of the transaction was subject to receipt of a favourable fairness opinion, completion of due diligence investigations, the parties entering into a definitive agreement, securities law compliance and obtaining all necessary court, regulatory, stock exchange, board and shareholder approvals.  On September 15, 2008 the Term Sheet expired and the business combination was  not completed.

Pursuant the Term Sheet, Golden Predator agreed to provide a loan facility of $5 million to the Company, which the Company may draw upon in installments of $1 million.  The loan proceeds will be applied by the Company towards the development of its Pan and Midway projects and other permitted uses.  The loan will be for a term of 12 months and will bear interest at prime plus 2%.  On August 28, 2008 the Company drew $2 million of the facility and issued a promissory note that will mature with interest on July 16, 2009.  The Company accrued $12,575 interest at September 30, 2008.

10.

Subsequent events:

Subsequent to September 30, 2008, the Company:

a)

As described in note 5 (b) the Company provided notice of termination to a Spring Valley leaseholder so that a lease payment of US$20,000 that would have become payable on October 30, 2008 was not paid.

b)

On October 17, 2008 the Company signed a term sheet with Barrick Gold Exploration Inc., a wholly owned subsidiary of  Barrick Gold Corporation for an exploration agreement and option to joint venture the Spring Valley gold project.  Barrick is granted the exclusive right to earn a 60% interest in the project by spending

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three and nine month periods ended September 30, 2008 and 2007

(expressed in Canadian dollars) (Unaudited)

US$30,000,000 on the property (US$4,000,000 guaranteed in the first year) over five years. Barrick may increase its interest by 10% (70% total) by spending an additional US$8,000,000 in the year immediately after vesting at 60%. At the Company’s election, Barrick may also earn an additional 5% (75% total) by carrying the Company to a production decision and arranging financing for the Company’s share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established. The Company will coordinate geologic and administrative activities under the direction of Barrick, billing monthly at cost plus an administrative fee of 5%.

c)

On November 12, 2008 the Company issued 12,500,000 units at $0.22 per unit for proceeds of $2,750,000 by way of a non brokered private placement.   Each unit consisted of one common share and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at $0.28 per share until May 12, 2009.

d)

On November 12, 2008 the Company and Golden Predator mutually agreed to release each other from all matters related to the Term Sheet, remove all restrictions and reporting obligations for the use of proceeds of the Promissory Note (note 9) and the Company agreed to early pay Golden Predator $1,000,000 of the Promissory Note together with $13,636.99 interest accrued to that date.  Finally the Company agreed that 50% of the proceeds of any warrants exercised pursuant to the private placement closed on November 12, 2008 will be applied to the Promissory Note until it is paid.  Otherwise the Promissory Note will be paid when it matures.

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

Midway’s Canadian corporate office is in White Rock, B.C.

Midway operates from an office in Helena, Montana.  In addition, the Company has two field offices in Lovelock and Tonopah, Nevada. These offices support the Spring Valley, Midway and Pan Projects, respectively. These offices also support work on four other exploration projects, located on three of the major Nevada gold trends. Midway currently controls over 69 square miles (157 sq. km) of mineral rights on the Battle Mountain-Eureka, Humboldt and Round Mountain Trends and the Republic Gold Trend in Washington. The Company’s office in

Eureka was closed in November 2008 and six technical personnel were let go.  The Company will continue its cost cutting measures as it formalizes its plans for 2009.

Midway have three advanced exploration projects:  the Spring Valley, the Pan and the Midway projects, and five earlier stage exploration targets. These early stage exploration projects include Gold Rock, Afgan, Burnt Canyon, Golden Eagle, and Thunder Mountain.

The map below shows the location of Midway’s properties located in Nevada, USA.  Activities on these properties in the third quarter ended September 30, 2008 and up to November 12, 2008, the date of this Quarterly Report filed on Form 10Q are described in further detail below.

95
MAGGIE CREEK
Winnemucca
BURNT CANYON
Battle Mtn
Wells
Elko
93A
SPRING VALLEY
Lovelock
Reno
AFGAN
Austin
Eureka
395
95A
50
PAN
Ely
MONTE
Carson City
6
N
MIDWAY
THUNDER MOUNTAIN
93
Tonopah
95
LEGEND
MIDWAY PROJECTS
Las Vegas

Qualified Person

Don Harris, a Qualified Person, as that term is defined in NI 43-101 is the person responsible for review and verification of the technical information contained in this MD&A.

Highlights for the third quarter 2008:

•

Term sheet executed with Golden Predator Mines Inc. on July 17, 2008 for a proposed business combination with Midway expired on September 15, 2008.

•

Golden Eagle property in Ferry County, Washington acquired from Kinross and Hecla on August 1, 2008.

•

A high grade gold zone measuring approximately 600 feet by 30 feet was identified at Pan and announced July 9, 2008.  Results include PN08-07, containing 20 feet of 0.230 ounces per ton (opt) gold within 60 feet of 0.087 opt gold and a second hole, PN08-6, which intersected 15 feet of 0.107 opt gold.  High grade has now been encountered in 4 reverse circulation holes, along a north south trend.

•

On September 11, 2008 the Company announced that porphyry gold was intercepted at the Big Leap Zone at the Spring Valley project.

•

The Thunder Mountain Property was optioned to Kinross Gold Corporation in July 2008, for a combined $3 million earn into a 75% interest.

•

The Spring Valley Property was optioned to Barrick Gold Exploration Inc., a wholly owned subsidiary of Barrick Gold Corporation on October 17, 2008 for a combined $30 million earn into a 60% interest.

A summary of operations for the nine months ended September 30, 2008 and up to November 12, 2008 are:

Golden Predator Mines Inc. and Midway Gold Corp. proposed business combination

On July 17, 2008, the Company and Golden Predator Mines Inc. (“Golden Predator”) jointly announced that the two companies had entered into a term sheet (the “Term Sheet”) describing the principal terms of a business combination between the two companies.   The Term Sheet expired on September 15, 2008 and the business combination was not completed.

On August 28, 2008 the Company drew $2 million against a loan facility provided to it by Golden Predator pursuant to the Term Sheet.  The proceeds are being used to fund ongoing work at the Pan and Midway projects.  Drilling at Spring Valley stopped soon after August 28, 2008 and the loan proceeds paid the Spring Valley activities prior to that.  The loan will bear interest at prime plus 2% and will mature with interest and principal payable on July 16, 2009.

On November 12, 2008 the Company and Golden Predator mutually agreed to release each other from all matters related to the Term Sheet, remove all restrictions and reporting obligations for the use of proceeds of the promissory note and the Company agreed to early pay Golden Predator $1,000,000 of the promissory note together with interest accrued to that date.  Finally the Company agreed that 50% of the proceeds of any warrants exercised pursuant to the private placement, closed on November 12, 2008, will be applied to the remaining $1,000,000 owed on the promissory note until it is paid.  Otherwise the promissory note will be paid when it matures.

See Midway press release, July 17, 2008 , September 16, 2008 and November 12, 2008 at www.midwaygold.com

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

Midway completed the acquisition of the Golden Eagle property through a newly created wholly-owned subsidiary to hold the property.

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

Midway has begun building a data base of historic drill hole results so that the historic resource can be evaluated against NI 43-101 standards.

Midway’s Nevada Properties

Humboldt Gold Trend

Spring Valley Property, Pershing County, Nevada

The Spring Valley project is located 20 miles northeast of Lovelock and approximately 3 miles north of the Coeur Rochester Open Pit Mine. Spring Valley is a diatreme/porphyry hosted gold system, and located on the Humboldt Gold Trend.  Drilling since 2003 has identified a gold deposit that is approximately 3,500 feet long, 3,500 feet wide, and tested to a depth of 1,400 feet.  The mineralization remains open to the north, southwest, and at depth.  Midway has controlled the property since 2003 through direct ownership of claims and through mining leases.

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

Drilling for 2008 started in February, and through the end of the third quarter 88 reverse circulation holes (65,275 feet) and 6 diamond core tails (7,540 feet) were completed.  Results have been released on all holes drilled, except 2 core tails drilled on the deep porphyry zone.   Two reverse circulation rigs and one core rig were active during the third quarter 2008.  Drilling at the Valley Breccia zone yielded significant gold intercepts including 5 feet of 1.114 opt gold within 75 feet of 0.119 opt gold in SV08-417, 140 feet of 0.021 opt gold in SV08-403, and 80 feet of 0.031 opt gold in SV08-410.   Drilling was designed at the Valley Breccia zone to connect the West Diatreme and Pond zone resource material.  Results will be evaluated by year end.

Drill holes completed and reported on June 23 and September 11, 2008 defined the new Big Leap Zone in the North Hill area.  Assays reported on June 23rd include multiple intercepts in drill hole SV08-413 which hit 5 feet of 0.866 opt gold within 60 feet of 0.087 opt gold and a third intercept of 55 feet of 0.042 opt gold.  This mineralization is contiguous with intercepts of 90 feet of 0.051 opt gold in SV08-384 and 115 feet of 0.021 opt gold in SV08-379.  A second round of intercepts in the zone announced September 11, 2008 included SV08-436 with 5 feet of 0.667 opt gold within 110 feet of 0.061 opt gold and SV08-432 with 25 feet of 0.294 opt gold within 40 feet of 0.190 opt gold. The Big Leap zone has now been intercepted over 1,400 feet along strike, is 200 to 400 feet wide, and is still open to both the north and south and at depth.  The focus of drilling is to potentially expand the overall Spring Valley resource, by capturing material in the area north of the West Diatreme and northwest of the Pond Zone, and additional deeper mineralization at North Hill and Deep Porphyry.

See Midway Press Release June 23, 2008, July 8, 2008 and September 11, 2008 at www.midwaygold.com

In May 2006, Midway’s wholly-owned Nevada subsidiary MGC Properties Inc. (“MGC") purchased additional property (the “Disputed Property”) from Seymork Investments Ltd. (“Seymork”) for US$200,000 to expand the

Spring Valley project in Nevada. The Disputed Property represents about 4% of the surface area of the Spring Valley project.  In 1998, the transfer of Emma Wagner’s ("Wagner") interest in the Disputed Property to Seymork, as well as a transfer of the interest held by Wagner’s deceased husband’s estate to Seymork, was formally approved by a Nevada court.  As part of the consideration for the court-approved transaction, Seymork executed two promissory notes, one in favor of Wagner and one in favor of the estate of Wagner’s deceased husband.  Two deeds of trust relating to the Disputed Property were also executed and recorded to secure payment of the promissory notes.  Both notes were later assigned to a group represented by Wallace D. Stephens (collectively "Stephens").  The promissory notes were not repaid and, in March 2006, Stephens sought to foreclose its interest against Seymork. In June 2006, Wagner brought a cross claim in the lawsuit against Seymork alleging that Wagner was the rightful owner of the Disputed Property, and claiming that the conveyance to Seymork was not a sale but that Seymork had agreed to hold the Disputed Property in trust for Wagner.  MGC joined the lawsuit in order to protect its interests in the Disputed Property.

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

See Midway press release, July 11, 2008 at www.midwaygold.com

On October 17, 2008 the Company signed a term sheet with Barrick Gold Exploration Inc., a wholly owned subsidiary of  Barrick Gold Corporation for an exploration agreement and option to joint venture the Spring Valley gold project.  Barrick is granted the exclusive right to earn a 60% interest in the project by spending US$30,000,000 on the property (US$4,000,000 guaranteed in the first year) over five years. Barrick may increase its interest by 10% (70% total) by spending an additional US$8,000,000 in the year immediately after vesting at 60%. At the Company’s election, Barrick may also earn an additional 5% (75% total) by carrying the Company to a production decision and arranging financing for the Company’s share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established. The Company will coordinate geologic and administrative activities under the direction of Barrick, billing monthly at cost plus an administrative fee of 5%.

See Midway press release, October 20, 2008 at www.midwaygold.com

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

Drilling for 2008 started in January and 12 reverse circulation (1,234 feet) and 9 core holes (2,321 feet) were completed by September, 2008.  We had no rigs active at Midway during the second and third quarters.

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

During the third quarter Midway continued activities associated with the permitting process for the underground exploration decline at Midway.

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

In early July, Kinross Gold Corporation entered into an exploration and option to joint venture agreement, by which they can earn a 75% interest in Thunder Mountain.  Kinross must spend a minimum of $500,000 by August 1, 2010, and a cumulative $3 million over a five year period.  Upon completion of the earn-in standard joint venture terms will apply.

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

Reverse circulation drill rigs were mobilized into Pan during late March, and had completed 49 holes (26,245 feet) by the end of the third quarter.  In addition to exploration efforts at the Neverland, Island, and Lily zones drilling is following up on gold discoveries at the Wendy, Nana, and Barite zones.  Tetra Tech was commissioned and began work on preparing a preliminary economic assessment (“scoping”) study of the Pan deposit.

Significant results announced during the third quarter include the identification of a near surface high grade zone within the North Pan deposit.  Drill hole PN08-7 returned 20 feet of 0.230 opt gold within 60 feet of  0.087 opt gold and was drilled near hole EP-53 which encountered 20 feet of 0.021 opt gold. A second hole, PN08-6, intersected 15 feet of 0.107 opt gold within 165 feet of 0.023 opt gold and was drilled near hole NP-150 which encountered 20 feet of 0.019 opt gold.

These new high grade intercepts, along with 10 feet of 0.186 opt gold in PN07-65 and 20 feet of 0.188 opt gold in PN07-78 define a previously unrecognized near surface high-grade zone 600 feet long, 30 feet wide, and open to the north, south, and at depth.

Results on grade verification within the North and South Pan zones was announced on July 9, 2008 and demonstrates that historic drilling may be under reporting both overall thickness and grade of mineralization at Pan.  Fourteen holes were completed in 2008 as part of the grade verification process.

Exploration drilling at Nana, Barite, Wendy, Neverland and North Lily continued during the third quarter.  Results will continue to be reported into the fourth quarter.

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

Midway’s 2008 work included a ground gravity survey completed during the first quarter and field mapping that is underway to help guide exploration in the zone between Big Cyndi and Afgan.  No additional work was completed in the third quarter.

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

By the end of the 2008 third quarter 3,525 feet of reverse circulation drilling (11 holes) were completed on the south end of the Anchor Rock target.  Results of that drill program did not produce any significant intercepts, although 4 holes failed to reach target depths due to karst development at the limestone-shale contact.

During the third quarter compilation of historic drilling (577 holes, 224,985 feet) was completed and validated by Midway.  This information will be used to develop a three dimensional geologic and gold model for the property.  Continued geologic mapping, soil and rock chip sampling are currently in progress at Gold Rock.  This work will help develop the future drill plans.

Carlin Gold Trend

Maggie Creek, Eureka County, Nevada

Midway abandoned the Maggie Creek project in the second quarter 2008.

Maiden Gold project, Montana

On April 4, 2008 Midway entered into a mineral lease agreement for patented mining claims and unpatented mining claims located in Fergus County, Montana.  Midway paid US$55,000 and would have been required to make ongoing annual minimum royalty payments. Midway was not able to secure the rest of the necessary property package and abandoned this effort and wrote off the $55,552 in total acquisition costs.

Results of operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

The net loss for the nine months ended September 30, 2008 was $10,927,687 (2007 – $8,335,899).  The increase in net loss was due primarily to increased exploration expenses on the Company’s Nevada projects, the effects of an unrealized foreign exchange loss and a non-cash investment write down.

Significant differences in costs between the periods are as follows:

Exploration expenses in the nine months ended September 30, 2008 was $8,599,936 (2007 – $8,191,603).  The details of the expenses in each period may be found in the schedule to the unaudited consolidated interim financial statements.  In the nine months ended September 30, 2008 $1,520,454 (2007 – $1,563,405) was spent at the Midway project, $4,765,477 (2007 - $5,055,011) at the Spring Valley project, $1,609,248 (2007 - $1,491,927) at the Pan Project; and a total of $704,757 (2007 - $81,260) on the Maggie Creek, Thunder Mountain, Afgan, Gold Rock, Burnt Canyon, Golden Eagle, Maiden Gold projects and on investigation of other potential acquisitions.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $271,784 (2007 - $179,802).

Included in consulting fees was $67,500 (2007 - $87,500) paid to Golden Oak Corporate Services, a company wholly owned by Doris Meyer, the Company’s Chief Financial Officer and Corporate secretary for financial reporting and corporate compliance services.  Fees paid in 2007 included the extra work involved in registering the Company with the United States Securities and Exchange Commission and listing the Company’s shares for trading on NYSE Alternext (formerly, the American Stock Exchange).

Investor relations and travel costs combined were $216,161 for the nine months ended September 30, 2008 (2007 - $267,631).  Management participated in several investor shows in North America.  Midway has focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and attendance at industry investor shows.

Professional fees paid to lawyers and auditors increased in the quarter ended September 30, 2008. The majority of the $256,402 fees in the three months ended September 30, 2008 related to the failed business combination with Golden Predator Mines Inc. discussed in note 9 to the interim consolidated financial statements.  The fees in the comparative period were primarily related to the Company’s registration as a reporting issuer with the United States Securities and Exchange Commission and its dual listing on the NYSE Alternext (formerly, the American Stock Exchange).  The Company’s ongoing reporting requirements in Canada and the USA require increased involvement by both counsel and the auditors.

Salary payments are to Midway’s staff based in Helena, Montana.  The category includes the estimated fair value of stock based compensation for stock options granted and vested to employees, directors and officers in the period of $225,637 (2007 - $1,138,231).

The Company considers that the decline in market value of the investment in common shares and share purchase warrants of Rye Patch met the characteristics of an “other than temporary impairment” and adjustments to fair value of $510,000 were recorded in earnings as investment write-down.

Interest income has declined with the Company’s lower cash balances and the reduction in interest rates.  The income tax recovery of $647,000 (2007 - $655,000) and an unrealized foreign exchange loss (gain) of $572,209 (2007 – $(1,334,000)) included in the foreign exchange loss (gain) of $506,647 (2007 – $(1,177,085)) relate to the US dollar denominated future income tax liability recorded upon the acquisition of Pan-Nevada.

Summary of Quarterly Results (Unaudited)

	Sept 2008	June 2008	March 2008	Dec 2007	Sept 2007	June 2007	March 2007	Dec 2006
$(000’s) except per share amounts
Revenue from the sale of minerals	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Net loss	3,682	4,261	2,984	2,330	3,547	3,404	1,385	1,834
Net loss per share, basic and diluted	0.06	0.08	0.06	0.05	0.08	0.08	0.04	0.06

Notes and Factors Affecting Comparability of Quarters:

(1)

The Company is a mineral exploration company at the development stage and has no operating revenues.   Exploration costs fluctuate between periods depending on results of each successive phase on each project and the Company’s ability to fund exploration.

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

Liquidity and Capital Resources

The Company began the 2008 year with cash and cash equivalents of $8,325,280.  During the nine months ended September 30, 2008, the Company expended $9,894,728 on operations, invested a total of $3,846,589 in mineral property and equipment, and raised $5,152,889 from the issue of shares for cash and received $2,000,000 from the issue of a promissory note to end at September 30, 2008, with cash and cash equivalents of $1,736,852.

The Company had a working capital deficit at September 30, 2008 of $523,330 compared to working capital surplus of $8,004,682 at December 31, 2007.

We have no revenues from operations, and should we wish to maintain our exploration and development programs or acquire additional mineral exploration projects and fund exploration programs on those newly acquired projects, we will need to raise additional funds.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve-month period ended September 30, 2009.

We incurred a loss of $3,682,170 for the three-month period ended September 30, 2008. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Given that we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage backed securities have continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

As we expect our reliance on equity financings to continue into the future, these current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities, debenture issuances, or the sale of properties.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

On November 12, 2008 the Company closed a non-brokered private placement and has issued 12,500,000 units at a price of $0.22 per unit for proceeds of $2.75 million.  Each unit comprised one common share and one common share purchase warrant exercisable for one common share at a price of $0.28 for a term of six months.  The common shares and any common shares issued pursuant to the exercise of share purchase warrants are subject to a six-month hold period.

On July 17, 2008, the Golden Predator Mines Inc. and Midway Gold Corp. announced that the two companies entered into a term sheet describing the principal terms of a proposed business combination.  On September 15, 2008 the term sheet expired and the business combination did not proceed.

Pursuant the term sheet, Golden Predator agreed to provide a loan facility of $5 million to Midway that could be drawn in installments of $1 million.  On August 28, 2008 Golden Predator advanced $2 million of the facility to Midway.  In exchange for the advance Midway issued a promissory note that will mature with interest at prime plus 2% on July 16, 2009.

On November 12, 2008 the Company and Golden Predator mutually agreed to release each other from all matters related to the Term Sheet, remove all restrictions and reporting obligations for the use of proceeds of the promissory note and the Company agreed to early pay Golden Predator $1,000,000 of the promissory note together with interest accrued to that date.  Finally the Company agreed that 50% of the proceeds of any warrants exercised pursuant to the private placement closed on November 12, 2008 will be applied to the remaining $1,000,000 owed on the promissory note until it is paid.  Otherwise the promissory note will be paid when it matures.

In the nine months ended September 30, 2008, we issued a total of 479,000 common shares pursuant to the exercise of stock options for cash proceeds of $733,250, 108,500 common shares pursuant to the exercise of share purchase warrants for cash proceeds of $154,999, 1,421,500 common shares at $2.00 per common share for proceeds of $2,843,000 by way of a private placement and 600,000 common shares for proceeds of $1,537,950 (US$1,500,000)

by way of a private placement the proceeds of which were used to acquire a 75% interest in the Golden Eagle project in Washington.  The Company incurred $116,310 in share issue costs.

As of November 1, 2008, there are 3,367,500 stock options at prices ranging from $0.80 to $3.36 outstanding. While it is probable that some of these options will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of September 30, 2008, we have accrued US$70,466 related to reclamation and other closure requirements at our properties, unchanged from December 31, 2007. These liabilities are covered by a combination of surety bonds and restricted cash totaling $452,338 at September 30, 2008 (December 31, 2007 - $349,239). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of September 30, 2008; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Financial Instrument	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total
	Level 1	Level 2	Level 3
Available-for-sale securities	$240,000	$120,000	$-	$360,000
Derivatives	100,000	-	-	100,000
Total	$340,000	$120,000	-	$460,000

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

Related Party Transactions

The Company had the following related party transactions for the nine months ended September 30, 2008 and 2007 respectively.

	September, 2008	September, 2007

Consulting services paid to a company owned by an officer of the Company	$67,500	$87,500
Recovery of office costs from a company managed by common directors and officers	(22,348)	(8,654)
Shares issued to a director pursuant to the Gold Rock property agreement – 30,000 common shares	88,500	nil

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

Other than as described, we have no debt instruments subject to interest payments, sales contracts, swaps, derivatives, or forward agreements or contracts, or inventory. On August 28, 2008, the Company issued Golden Predator Mines Inc. (“Golden Predator”) a promissory note for $2 million pursuant to a draw against a $5 million loan facility established with them.  The promissory note bears interest at the rate of prime reported by the HSBC plus 2%.  The Company will not be able to make any further draws against this facility and intends to settle it before the note matures on July 16, 2009 from the sale of equity securities.  As discussed in Liquidity and Capital Resources the Company closed a non-brokered private placement on November 12, 2008 for proceeds of $2.75 million.  On November 12, 2008 the Company and Golden Predator mutually agreed to release each other from all matters related to the Term Sheet, remove all restrictions and reporting obligations for the use of proceeds of the promissory note and the Company agreed to early pay Golden Predator $1,000,000 of the promissory note together with interest accrued to that date.  Finally the Company agreed that 50% of the proceeds of any warrants exercised pursuant to the private placement closed on November 12, 2008 will be applied to the remaining $1,000,000 owned on the promissory note until it is paid.  Otherwise the promissory note will be paid when it matures.

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

Item 1A.

Risk Factors.

There are no material changes, except as disclosed below, from the risk factors previously disclosed in Midway’s Form 10-K filed on March 28, 2008 with the SEC.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

In 2007 and into 2008, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities.  These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence.  These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially.  In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

We have requirements for and there is uncertainty of access to additional capital.  At September 30, 2008 we had cash and cash equivalents of $1,736,852 and a working capital deficit of $523,330.  We will continue to incur exploration costs to fund our plan of operations and intend to fund our plan of operations from working capital and equity subscriptions.  Ultimately, our ability to continue our exploration activities depends in part on our ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing or some combination of these or other means.  There can be no assurance that we will be able to obtain any such financing.

We have no cash flow from operations and depend on equity financing for our operations.

Our current operations do not generate any cash flow. Any work on our properties may require additional equity financing. If we seek funding from existing or new joint venture partners, our project interests will be diluted. If we seek additional equity financing, the issuance of additional shares will dilute the current interests of our shareholders. We may not be able to obtain additional funding to allow us to fulfill our obligations on existing exploration properties. Our failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and the possible partial or total loss of our potential interest in certain properties or dilution of our interest in certain properties which would have a material adverse effect on our business.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

Since the beginning of the period covered by this report, except as provided below, we previously reported all issuances of unregistered equity securities on current reports filed on Form 8-K.

In the nine months ended September 30, 2008, we issued 108,500 common shares pursuant to the exercise of share purchase warrants for cash proceeds of $154,999.  The shares were issued in a private transaction not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions pursuant to the exclusion available under Regulation S of the Securities Act.

On November 12, 2008 the Company closed a non-brokered private placement and has issued 12,500,000 units at a price of $0.22 per unit for proceeds of $2.75 million.  Each unit comprised one common share and one common share purchase warrant exercisable for one common share at a price of $0.28 for a term of six months.  The common shares and any common shares issued pursuant to the exercise of share purchase warrants are subject to a six-month hold period.  The shares were issued in a private transaction not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act, and in offshore transactions pursuant to the exclusion available under Regulation S of the Securities Act.

Item 3.

Default Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other information.

None.

Item 6.

Exhibits.

Documents filed as part of this Quarterly Report on Form 10-Q or incorporated by reference:

Exhibit Number	Description
3.1	Notice of Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.
3.2	Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.
10.1	Letter of Intent with Kinross, dated May 28, 2008
10.2	Letter of Intent with Hecla dated July 28, 2008
10.3	Term Sheet with Barrick Gold Exploration, Inc. dated October 17, 2008
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GOLD CORP.
November 14, 2008	By: /s/ Alan D. Branham Alan D. Branham President, Chief Executive Officer and Director (Principal Executive Officer)
November 14, 2008	By: /s/ Doris A. Meyer Doris Meyer Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

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

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 14, 2008

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

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 14, 2008

/s/ Doris A. Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

            Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2008 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 14, 2008

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2008 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 14, 2008

/s/ Doris Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.