Form 10-K
period 2008-12-31
Midway Gold Corp
filed 2009-04-01
CIK 1319009

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

NYSE Amex

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

      Large Accelerated Filer ☐

 Accelerated Filer ☒

 Non-Accelerated Filer ☐  Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    As of June 30, 2008, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was US$77,584,935 based upon the closing sale price of the common stock as reported by the NYSE Amex on June 30, 2008.  The registrant began trading on the NYSE Amex on January 3, 2008.

The number of shares of the Registrant’s Common Stock outstanding as of March 27, 2009was 64,821,664

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

1

PRELIMINARY NOTES

2

GLOSSARY OF MINING TERMS

4

PART I

9

ITEM 1.   DESCRIPTION OF BUSINESS

9

ITEM 1A.   RISK FACTORS AND UNCERTAINTIES

13

ITEM 2.   DESCRIPTION OF PROPERTIES

23

ITEM 3.   LEGAL PROCEEDINGS

35

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

36

PART II

36

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

36

ITEM 6.   SELECTED FINANCIAL DATA

42

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

43

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

52

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

52

ITEM 9A.

CONTROLS AND PROCEDURES

52

ITEM 9B.  OTHER INFORMATION

54

PART III

58

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

58

ITEM 11.   EXECUTIVE COMPENSATION

58

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

58

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

58

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

59

PART IV

59

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

59

SIGNATURES

62

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  These statements include, but are not limited to, comments regarding:

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

PRELIMINARY NOTES

Reporting Currency, Financial and Other Information

All amounts in this Annual Report are expressed in Canadian Dollars.  Unless otherwise indicated, the United States Dollar is denoted as “US$.”

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

Exchange Rate Information

The table below sets forth the average rate of exchange for the Canadian Dollar at the end of the five most recent calendar years ended December 31st.  The table also sets forth the high and low rate of exchange for the Canadian Dollar at the end of the six most recent months.  For purposes of this table, the rate of exchange means the noon exchange rate as reported by the Bank of Canada on its web site at www.bankofcanada.ca.  The table sets forth the number of Canadian Dollars required under that formula to buy one United States Dollar.  The average rate means the average of the noon exchange rates on each day of each month during the period.

	Year Ended December 31
	2008	2007	2006	2005	2004
Average for Period	1.07	1.07	1.13	1.21	1.30

	Feb 2009	Jan 2009	Dec 2008	Nov 2008	Oct 2008	Sept 2008
High for Period	1.25	1.24	1.25	1.23	1.19	1.06
Low for Period	1.24	1.22	1.23	1.21	1.17	1.05

The noon rate of exchange on March 27, 2009as reported by the Bank of Canada for the conversion of Canadian dollars into United States dollars was $1.2392  (US$1.00 = Cdn$0.81).

Metric Conversion Table

For ease of reference, the following conversion factors are provided:

Metric Unit	U.S. Measure	U.S. Measure	Metric Unit

1 hectare	2.471 acres	1 acre	0.4047 hectares
1 metre	3.2881 feet	1 foot	0.3048 metres
1 kilometre	0.621 miles	1 mile	1.609 kilometres
1 gram	0.032 troy oz.	1 troy ounce	31.1 grams
1 kilogram	2.205 pounds	1 pound	0.4541 kilograms
1 tonne	1.102 short tons	1 short ton	0.907 tonnes
1 gram/tonne	0.029 troy ozs./ton	1 troy ounce/ton	34.28 grams/tonne

The following abbreviations are used herein:

Ag	= silver	M m	= meter
Au	= gold	m(2)	= square meter
Au g/t	= grams of gold per tonne	m(3)	= cubic meter
g	= gram	Ma	= million years
ha	= hectare	Oz	= troy ounce
km	= kilometer	Pb	= lead
km(2)	= square kilometers	T	= tonne
kg	= kilogram	t	= ton
lb	= pound	Zn	= zinc
m	= meter

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING RESOURCE AND RESERVE ESTIMATES

The mineral estimates in this Annual Report on Form 10-K have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws.  The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United States Securities Act of 1993, as amended (the “Securities Act”).  Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC.  Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.  “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.  Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this Annual Report on Form 10-K and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

GLOSSARY OF MINING TERMS

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

opt	Troy ounce per ton

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

mineralized material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

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

Additional definitions for terms used in this Annual Report filed on Form 10-K.

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

PART I

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Midway,” the “Company,” “we,” “our,” or “us” mean Midway Gold Corp., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

ITEM 1.   DESCRIPTION OF BUSINESS

General development of Midway Gold Corp.

Midway Gold Corp. was incorporated under the Company Act (British Columbia) on May 14, 1996, under the name Neary Resources Corporation. On October 8, 1999, Midway changed its name to Red Emerald Resource Corp. On July 10, 2002, it changed its name to Midway Gold Corp. Midway became a reporting issuer in the Province of British Columbia upon the issuance of a receipt for a prospectus on May 16, 1997. The common shares were listed on the Vancouver Stock Exchange (a predecessor of the TSX Venture Exchange) on May 29, 1997. On July 1, 2001, Midway became a reporting issuer in the Province of Alberta pursuant to Alberta BOR#51-501.  Midway’s shares are currently listed on the NYSE Amex and Tier 1 of the TSX.V under the symbol “MDW.”

Midway is an exploration stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. It is our objective to identify mineral prospects of merit, conduct preliminary exploration work, and if results are positive, conduct advanced exploration and, if warranted, development work. Our mineral properties are located in Nevada and Washington. The Midway, Spring Valley, Pan and Golden Eagle gold properties are exploratory stage projects and have identified gold mineralization and the Thunder Mountain, Roberts Creek,  Gold Rock (formerly the Monte) Creek and Burnt Canyon projects are earlier stage gold and silver exploration projects.

The corporate organization chart for Midway as of the date of this Annual Report is as follows:

Our registered and corporate office in Canada is located at Unit 1 - 15782 Marine Drive, White Rock, B.C. V4B 1E6, and our corporate office phone number is 604-536-2711.   Our operations office in the United States is located at 600 Lola Street, Suite 10, Helena, Montana 59601.  Our agent for service of process is Dorsey & Whitney LLP, 370 17th Street, Suite 4700 Republic Plaza, Denver, Colorado, 80202, and our registered agent’s phone number is 303-629-3400.  We maintain a website at www.midwaygold.com.  Information contained on our website is not part of this Annual Report.

Financial Information about Segments

Segmented information is contained in note 13 of the “Notes to the Consolidated Financial Statements” contained within this Annual Report as is incorporated herein by reference.

Narrative Description of Business

Midway is focused on exploring and developing high-grade, quality precious metal resources in stable mining areas. Midway’s principal properties are the Spring Valley, Midway and Pan gold and silver mineral properties located in Nevada and the Golden Eagle gold mineral property located in the Washington.  Midway owns certain other mineral exploration properties located in Nevada.

Cautionary Note to U.S. Investors – In this Annual Report we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

Spring Valley Property, Pershing County, Nevada

The Spring Valley project is located 20 miles northeast of Lovelock, Nevada. Spring Valley is a diatreme/porphyry hosted gold system covered by gravel. Gold has been intercepted continuously from a depth of 50 to 1400 feet, suggesting a large mineral system.

On March 2, 2009 the Company announced an updated mineral resource estimate at December 31, 2008 of 87,750,000 tons at a grade of 0.021 opt containing 1,835,615 ounces of gold using a cut off grade of 0.006 opt gold.

On October 17, 2008 the Company signed a term sheet with the US subsidiary of Barrick Gold Corporation (“Barrick”) for an exploration agreement and option to joint venture the Spring Valley project.  A definitive agreement was executed on March 10, 2009 and exploration by Barrick is expected to begin soon.

See “Item 2.  Description of Properties” for additional information.

Midway Property, Nye County, Nevada

The Midway property is located in Nye County, Nevada, approximately 24 kilometers northeast of the town of Tonopah, 335 kilometers northwest of Las Vegas and 380 kilometers southeast of Reno. It is a high-grade epithermal quartz-gold vein system, on the Round Mountain – Goldfield gold trend. An underground decline is being permitted to bulk sample and test a group of high grade veins. Bulk sampling and metallurgical testing will help determine the true grade of the veins, provide a large sample for metallurgical testing and a drill platform to delineate reserves, and move the project toward production.

Midway hopes to be permitted for the bulk sample in late 2009 or early 2010.

See “Item 2.  Description of Properties” for additional information.

Pan Gold Project, White Pine County, Nevada

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

The project has a Measured and Indicated resource of 18,961,000 tons at 0.019 opt containing 361,400  ounces of gold and an Inferred mineral resource of 8,302,000 tons at 0.017 opt containing 140,600  ounces of gold as of January 2005 at a cut-off grade of 0.01 opt gold.

Midway completed 26,245 feet in 49 RC drill holes in 2008 including confirmation drilling to update the mineral resource and step-out and exploration drilling.  Midway plans to update the resource estimate in 2009.

See “Item 2.  Description of Properties” for additional information.

Golden Eagle Project

In 2008 the Company purchased a 100% interest in the Golden Eagle property located in Ferry County, Washington from Kinross Gold and Hecla.

The Golden Eagle property hosts a large hot springs gold deposit that is partially covered by glacial gravels.  In 1996 a previous operator delineated an open pit deposit on private ground. Beneath this deposit are several underground high-grade vein exploration targets. These targets are adjacent to the Republic Knob Hill veins which produced high-grade gold, from underground veins, for Hecla for over 20 years. We will also review options to process sulfide mineralization, hosted in the historic resource in view of newer technologies and the economics afforded by a higher gold price. The ability to explore the deeper targets combined with the strategic access to Kinross’ nearby mill is a bonus that could add value to any new oxide ounces discovered on the property.

Since acquisition the Company has begun compiling and reviewing the historic data base of 847 drill holes containing 165,775 feet of mostly core drilling to create a modern gold model.

See “Item 2.  Description of Properties” for additional information.

Roberts Gold, Gold Rock, Burnt Canyon and Thunder Mountain Projects

The Roberts Gold (formerly the Afgan project) is a sediment-hosted gold deposit located on the Battle Mountain/Eureka gold trend. Midway developed a new target concept in 2008 using geophysics and surface exploration, concluding that volcanic rocks of the Northern Nevada rift may cover favorable host rocks in a gravel fill area.  The Afgan claim holdings on the southern part of the property were returned to the leaseholder due to a lack of target host rocks on that ground.  The Company is seeking a joint venture partner for this project.

In the center of the Gold Rock property, lies the Ez Junior gold mine, which when it was operated by Echo Bay Mines and Alta Gold produced 1.10 Mt 0.068 opt gold (74,945 ounces gold). The mine was shut down in 1994, due to lower gold prices. This is a sediment hosted gold system in highly prospective host rocks within a 14 square mile land position along the Battle Mountain-Eureka gold trend. A historic database of 577 holes containing 224,985 feet of drilling was recently acquired outlining continuous gold in drill holes along 9,200 feet of length along an anticline that was mined in part by the Ez Junior mine.  Surface work, geophysics and historic data have identified a number of exploration targets, on this prospective land package.  At the very south end of the claim group, before the entire land package was assembled, 11 RC drill holes (3,525 feet) were drilled on the Anchor target during 2008.  The most significant intercept was 60 feet of 0.014 opt gold starting at 25 feet in AR08-08.  Four other holes found strongly anomalous gold in the Pilot formation, a regionally favorable host rock. A review of the historic gold deposit is planned and additional target and data compilation for the property is in progress.

The 2008 surface exploration and geophysics program on the Burnt Canyon project identified targets in this volcanic hosted epithermal system.  Disseminated gold identified in rock chip and soil sampling at five different areas have been selected as drill targets.  The project lies between high grade veins in the Seven Troughs district and the Wildcat gold deposit to the north.  The Company is seeking a joint venture partner for this project.

In 2008, Midway drilled 1,120 feet in 4 RC holes on the Thunder Mountain project testing for high-grade veins hosted in rhylotic volcanic rocks. The work was to complement development work at the Midway project, located six miles to the northwest. In 2007 drilling by the Company intercepted high grade gold in silicified breccias hosted rhyolite tuff containing 70 feet of 0.105 opt gold beginning at a 55 foot depth (Press Release October 18, 2007).

Results from 2008 included 40 feet of 0.135 opt gold at 70 foot depth, and two veins were intercepted with the most significant intercept reporting 5.5 feet (true thickness) of 0.389 opt gold in the Beckie vein (Press (Press Release May 1, 2008).  These favourable results and alteration and favourable geologic settings attracted a joint venture proposal by Kinross Gold USA. Continued exploration on the Thunder Mountain project is now being funded by Kinross Gold USA pursuant to an agreement.  Kinross has added over 100 claims to the project area and in late December 2008 Kinross completed a first pass drill program comprising 7 RC drill holes containing 3,440 feet.  The drilling off-set the known Beckie zone and targeted three other areas in the project.  Assays are pending.

See “Item 2.  Description of Properties” for additional information.

Employee relations

As of December 31, 2008, we had 9 employees, including 4 employees at our principal executive office in Helena, Montana and 1 employee based in Nevada.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative affects of these laws and regulations please see "Item 1A.—Risk Factors" below.

Environmental Regulation

Our gold projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During 2008, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

Gold Price History

The price of gold is volatile and is affected by numerous factors all of which are beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the US dollar and foreign currencies, changes in global and regional gold demand, and the political and economic conditions of major gold-producing countries throughout the world.

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past five years:

Year	High	Low	Average
2004	454	375	410
2005	537	411	445
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009 (to March 27)	968	810	908

Data

Source: www.kitco.com

Seasonality

Seasonality in Nevada and Washington is not a material factor to the Company for its projects.  Certain surface exploration work may need to be conducted when there is no snow but it is not a significant issue for the Company.

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

Available information

We make available, free of charge, on or through our Internet website, at www.midwaygold.com, links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our internet address is www.midwaygold.com.  Our code of business conduct and ethics is located on our website. To the extent permitted, we intend to post on our website any amendments to, or waivers from, our code of business conduct and ethics. Our internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

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

We have a history of losses and will require additional financing to fund exploration and, if warranted, development.

The Company’s consolidated financial statements for the year ended December 31, 2008 have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.  The ability of the Company to continue as a going concern is uncertain and dependent upon obtaining the financing necessary to meet its financial commitments and to complete the development of its properties and/or realizing proceeds from the sale of one or more of the properties.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  As at December 31, 2008, the Company had cash of $2,416,438, working capital of $1,156,536, and has accumulated losses of $53,235,472 since inception.

Management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will exceed the amount of cash on hand at December 31, 2008. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures. The Company has 12,500,000 share purchase warrants outstanding with an exercise price of $0.28 that expire on May 12, 2009.  The market price at December 31, 2008 was $0.59 and there is a reasonable expectation that these warrants will be exercised to raise $3,500,000 of which $1,000,000 will be dedicated to repay the balance of the promissory note.  By the first week of May the Company will assess the situation and should the share purchase warrants not be exercised the Company will further reduce its staffing and curtail its budget to the available remaining cash until additional funds can be raised through the sale of equity.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Our auditor’s report on our 2008 consolidated financial statements include an additional explanatory paragraph that states that our recurring losses from operation raise substantial doubt about our ability to continue as a going concern.

We have not commenced commercial production on any of our mineral properties.  We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production.  All of our properties are in the exploration stage, which means that we have known mineral reserves on our properties.  We currently do not have sufficient funds to fully complete exploration and development work on any of our properties, which means that we will be required to raise additional capital, enter into joint venture relationships or find alternative means to finance placing one or more of our properties into commercial production, if warranted.  We anticipate raising additional funds in 2009 to continue our exploration at recent levels. .  If the Company fails to raise additional funds it will curtail its activities and may risk being unable to maintain its interests in its mineral properties.

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

We have no history of producing metals from any of our properties.  Our properties are all exploration stage properties in various stages of exploration.  Our Midway, Spring Valley, Pan and Golden Eagle properties are exploratory stage exploration projects with identified gold mineralization, and our Thunder Mountain,  Roberts Creek, Burnt Canyon and Gold Rock projects are each early stage exploration projects.  Advancing properties from exploration into the development stage requires significant capital and time and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure.  As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

•

completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient gold reserves to support a commercial mining operation;

•

the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;

•

the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;

•

the availability and cost of appropriate smelting and/or refining arrangements, if required;

•

compliance with environmental and other governmental approval and permit requirements;

•

the availability of funds to finance exploration, development and construction activities, as warranted;

•

potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities; and

•

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

Increased costs could affect our financial condition.

We anticipate that costs at our projects that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body.  In addition, costs are affected by the price of commodities such as fuel, rubber and electricity.  Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

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

Unless otherwise indicated, mineralization figures presented in this Annual Report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties.  Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only.

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

Our reserve and resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred resources, which are generally not permitted in disclosure filed with the SEC by United States issuers. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves.

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

Our Midway property is in close proximity to a municipal water supply, which may delay our ability to conduct further exploration or developmental activities or could affect our ability to place the property into commercial production, if warranted

The Midway property lies within a basin from which the town of Tonopah obtains its municipal water supply.  To date, Midway's exploration activities have not been restricted due to the proximity of the activities to this basin.  As Midway's exploration and development activities expand, there is an increased risk that the activities may interfere with the water supply.  As part of the mining development work on the Midway property, Midway completed a hydrologic review of the basin and will establish a strategy for preventing exploration and development activities from interfering with the water supply.  Any damage to, or contamination of, the water supply caused by Midway's activities could result in Midway incurring significant liability. We cannot predict the magnitude of such liability or the impact of such liability on our business, prospects or financial condition.  Midway has applied for water right permits in the Ralston Basin, which is currently under protest by the town of Tonopah. Midway is currently negotiating with the town about any future pumping of water in the basin. Midway is currently reviewing and negotiating dewatering options with the town of Tonopah that would be agreeable and beneficial for both parties. If Midway were not able to secure dewatering rights for the Midway project, the project may be restricted and could affect our ability to place the property into commercial production, if warranted.

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

We cannot predict the effect of these factors on metal prices. Gold and silver prices have fluctuated during the last several years. The price of gold (London Fix) has ranged from US$712.50 to US$1,011.25 per ounce during the period from January 1 through December 31, 2008, closing at US$869.75 on December 30, 2008.   The price of gold (London Fix) has ranged from $608 to $842 per ounce during the period from January 1 through December 31, 2007, closing at $836 on December 31, 2007.  During 2006 gold had a high of $725 and a low of $525 to end the year at $632 per ounce on December 31, 2006.

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

The mining industry is intensely competitive.  Significant competition exists for the acquisition of properties producing or capable of producing, gold or other metals.  We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than us.  We may also encounter increasing competition from other mining companies in our efforts to hire experienced mining professionals.  Competition for exploration resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

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

Certain or our officers and directors are also directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties.  For example, Alan Branham, our President, CEO and Director, also serves as a director for Rocky Mountain Resources Corp.; Doris Meyer, our CFO and Corporate Secretary, also serves as Chief Financial Officer and Corporate Secretary of AuEx Ventures Inc., Crescent Resources Corp., Kalimantan Gold Corporation Limited, Miranda Gold Corp., Potash North Resource Corporation, Regency Gold Corp., Rolling Rock Resources Corporation, Sunridge Gold Corp. and Tournigan Energy Ltd. and in addition is also a director of Kalimantan Gold Corporation Limited, Regency Gold Corp. and Sunridge Gold Corp., George Hawes, also serves as a director for Proginet Corporation and Rocky

Mountain Resources Corp. Consequently, there is a possibility that our directors and/or officers may be in a position of conflict in the future.

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

Our results of operations could be affected by currency fluctuations

We arrange our equity funding and pay most of our administrative costs in Canadian dollars.  However our properties are all located in the United States and most costs associated with these properties are paid in U.S. dollars.  There can be significant swings in the exchange rate between the U.S. and Canadian dollar. There are no plans at this time to hedge against any exchange fluctuations in currencies.

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

Recent market events and general economic conditions

The recent unprecedented events in global financial markets have had a profound impact on the global economy. Many industries, including the gold mining industry, are impacted by these market conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions could cause the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase its cost of obtaining, capital and financing for its operations.  A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect our growth and profitability.  Specifically:

•

The global credit/liquidity crisis could impact the cost and availability of financing and our overall liquidity;

•

the volatility of gold prices may impact our revenues, profits and cash flow;

•

volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and

•

the devaluation and volatility of global stock markets impacts the valuation of our equity securities

These factors could have a material adverse effect on our financial condition and results of operations.

Risks Related to Midway’s Securities

We do not intend to pay cash dividends.

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

The market price of Midway’s common shares has ranged from a high of $3.22 and a low of $0.18 during the twelve month period ended March 16, 2009.  We cannot assure you that the market price of our common shares will not significantly fluctuate from its current level. The market price of our common shares may be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common shares. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company.  Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

If we raise additional funding through equity financings, then our current shareholders will suffer dilution.

We believe the only realistic source of future funds presently available to us is through the sale of equity capital. Any sale of equity capital will result in dilution to existing shareholders. The only other alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

Cautionary Note to U.S. Investors – In this Annual Report we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

Map of properties

The map below shows the location of Midway’s properties located in Nevada, USA.  These properties are described in further detail below.

NEVADA
BURNT CANYON
SPRING VALLEY
Elko
Reno
ROBERTS GOLD
Carson City
PAN
GOLD ROCK
MIDWAY
THUNDER MOUNTAIN
Las Vegas
80
15
N

Spring Valley Project

Location and means of access

The Spring Valley property is located in Pershing County, Nevada, approximately 20 miles northeast of the town of Lovelock.  The property is situated in the Spring Valley Mining District, three miles north of Coeur d’Alene Mines Corporation’s Rochester Mine and is accessed on Nevada State Highway 50, which extends eastward from US Interstate 80.

Title

Midway has controlled the property since 2003 through direct ownership of unpatented lode mining claims administered by the Bureau of Land Management (“BLM”) and through mining leases. Unpatented mining claims are kept active through payment of a maintenance fee due to the BLM and each county the claims are located in on 31 August of each year.    Certain areas of the Spring Valley project are subject to Net Smelter Return (“NSR”) royalties ranging from 1% to 7% on different claim groups within the project package.

In addition, Midway owns the surface rights on 544.2 acres of fee ground in Section 3, T28N, R34E MDBM. Newmont Mining Company holds a lease on the mineral rights to this ground.  This ground is part of the Santa Fe checkerboard land package Newmont acquired in 1997.

In 2008, the Company paid the following lease payments to maintain certain mineral leases in the Spring Valley project:

•

On September 1, 2008 Midway paid its annual payment of US$100,000 ($104,179) to Echo Bay Exploration Inc. to maintain its option to acquire 28 unpatented mining claims called the SV claims contiguous to the Spring Valley Claims.   Echo Bay retained a 2% royalty on NSR from commercial production on these claims.

•

On April 25, 2008 Midway paid its annual payment of US$36,000 ($36,362) to Lamonte J. Duffy to maintain its option to purchase 12 unpatented lode mining claims.  The owner retained a 3% NSR Royalty. Alternatively Midway can purchase these claims for US$600,000 with any payments already paid credited against the total.

•

On July 1, 2008 Midway paid in advance its US$1,000 a month option payment totaling US$6,000 to George D. Duffy to maintain its option to purchase 2 unpatented lode mining claims.  Alternatively Midway can purchase these claims for US$500,000 with any payments already paid credited against the total.

•

On July 18, 2008 Midway paid its annual payment of US$20,000 to Dave Rowe and Randall Stoebert ($20,836) to maintain its option to purchase 97 unpatented mining claims.  Alternatively Midway can purchase these claims for $600,000 with any payments already paid credited against the total. Mr. Rowe and Mr. Stoebert retained a 3% NSR royalty from commercial production on these claims.

•

On October 30, 2008 Midway paid its annual payment of US$5,000 ($6,062) to Dale and Diana Chabino to maintain its option to purchase 2 unpatented lode mining claims. Alternatively Midway can purchase these claims for US$100,000 with any payments already paid credited against the total. Mr. Chabino and Mrs. Chabino retained a 3% NSR royalty from commercial production on these claims.

•

On May 5, 2006, the Company purchased land and mineral rights of 920 gross acres, 320 acres net surface, 770 acres net mineral, (the “Seymork Parcel”) from Seymork Investments Ltd. (“Seymork”) for US$200,000, subject to a 3% NSR royalty on any production and sale of metals from the claims.  On June 11, 2008 the Court settled a long standing title dispute to this ground validating the Company’s claim to the Seymork Parcel.  The settlement allowed the Company to purchase two promissory notes secured against the property for approximately US$598,000 ($609,788) in July 2008.   In the future, the Company may elect to sell up to 27.6 square miles of interests in lands included in the purchase (9.1 square miles of net surface, 19 square miles net minerals) but not needed for development of the Spring Valley project to recover a portion of the cost.

Over the years Midway has staked additional claims and purchased rights to additional claims outright within and adjacent to the Spring Valley property.  During the year ended December 31, 2008 the Company staked additional claims at a cost of US$1,392 ($1,405).

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

In August 2007, Midway completed the purchase of the key Schmidt lease in Spring Valley by paying the final US$3,000,000 due.  This payment was the final advance royalty payment for the bulk of the current discovery on the Schmidt lease and completes the final payment of royalty payments on the first 500,000 ounces of gold produced from this central claim package.

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

An updated resource estimate was announced for Spring Valley in January, 2008. The new Inferred mineral resource estimate was made by AMEC. The model left a large number of grade blocks outside of the L-G optimization shell, and Midway worked with AMEC to refine the grade model and to identify areas where additional drilling could bring known mineralization into the resource.

Drilling from February to August 2008 completed 87 holes including 63,565 feet of RC and 8,985 feet of core drilling targeting significant mineralization recognized outside the current resource.  Nearly 75% of these new holes had significant gold intercepts.  Drilling has now identified a coherent gold zone 5,000 feet long by 2,500 feet wide and extends to a depth of 1,400 feet.  Known mineralization remains open to the north, southwest and at depth.  Gold intercepts for 20 holes were reported on July 8, 2008, including 5 feet of 1.114 opt gold within 75 feet of 0.119 opt gold in SV08-417 and 140 feet of 0.021 opt gold in SV 08-403 and 80 feet of 0.031 opt gold in SV 08-410. New gold discovered in the Big Leap zone on the north end of the deposit was reported on September 11, 2008. Intercepts in this zone included 5 feet of 0.667 opt gold with 110 feet of 0.061 opt gold in hole SV08-436 and SV 08-432 with 25 feet of 0.294 opt gold within 40 feet of 0.190 opt gold.  The Big Leap zone has been intercepted over 1400 feet along strike, is 200 to 400 feet wide, and is still open to both the north and south and at depth. Two outlying targets, the Fitting and Limerick areas, were tested with a total of 22 exploration drill holes with no significant results.  Results from deep core drilling tested a gold bearing porphyry intrusive as announced on January 19, 2009.  The more significant intercepts were in hole SV08-396C including 3 feet of 0.101 opt gold from 425 feet to 428 feet and 9.9 feet of 0.215 opt gold from 1,135.1 feet to 1,145 feet.  Hole SV08-397C reported 5 feet of 0.114 opt gold from 909 feet to 914 feet and 4 feet of 0.117 opt gold from 977 feet to 981 feet.

On March 2, 2009 the Company announced an updated mineral resource estimate of 87,750,000 tons grading 0.021 opt containing 1,835,615 ounces of gold at a cut-off grade of 0.006 opt using a $715 Lerchs-Grossman Optimization Shell.  This updated estimate represents an 85% increase in contained gold at Spring Valley and includes the 2008 drill holes.  It incorporates portions of the West Diatreme, North Hill and newly discovered Big Leap zones that were not included in the last resources estimate prepared by AMEC at December 15, 2007. Gold mineralization remains open for expansion to the north, south, and at depth.

This resource estimate is in compliance with Canada’s NI 43-101 and in accordance with CIM Definition Standards for Mineral Resources and Mineral Reserves.  It was conducted under the supervision of Eric LeLacheur (CPG), Spring Valley Project Manager, and Don Harris (M.Sc., CPG), Vice President-Advanced Projects (Midway), who are the Qualified Persons responsible for the resource.

Cautionary Note to U.S. Investors – In this Annual Report we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

The current resource estimate includes drill results from 450 holes up to December 31, 2008 in the Pond, Sill, Porphyry, Valley Breccia, North Hill, West Diatreme, and Big Leap Zones.  Mineralized domains were established by interpretation of geological, structural and assay information on sections. Assays within the domains were composited into 10 foot intervals. Search distances and directions were established using spherical variograms on the composites within the domains. A capping threshold of 1.00 opt gold was utilized, and assays greater than 1.00 opt gold were set to 1.00 opt gold. This cap is slightly lower than that used by AMEC. Higher grade composites between 0.25 and 1.0 opt were given a restricted range of 100 feet to limit high grade influences. A density of 12.6 cubic feet per short ton was applied to all bedrock material, and 14.0 cubic feet per short ton was applied to alluvium overburden. A three dimensional block model was generated using Surpac®, a commercially available mine planning software package. Composited assays were used to estimate tons and gold grades within domains using an inverse distance cubed (ID3) estimation method. Resources reported are included within a Lerchs-Grossmann (L-G) optimization shell using a $715 per ounce gold price.  The L-G shell is an economic test that simulates a break even pit using current mining costs.

A Technical Report by Midway supporting disclosure of this mineral resource will be filed on the Company’s profile on www.sedar.com by April 16, 2009.  The Technical Report updates the project as of December 31, 2008, and outlines work on the resource and progress to date.

Agreement with Barrick Gold

On March 10, 2009, Midway, through its wholly-owned subsidiary MGC Resources Inc., executed an Exploration, Development and Mine Operating Agreement, effective March 9, 2009 (the “EDM Agreement”), with Barrick Gold Exploration Inc. (“Barrick”), a wholly-owned subsidiary of Barrick Gold Corporation, regarding the exploration, development and possible joint venture of Midway’s Spring Valley Gold Project in Pershing County, Nevada (the “Project”).

Exploration Period

Under the terms of the EDM Agreement, MGC granted to Barrick the exclusive right to explore and develop the Project. During this exploration period, Barrick has the exclusive right to earn a 60% interest in the Project by spending US$30,000,000 on the property (US$4,000,000 guaranteed in the first year ending December 31, 2009) over a five-year period ending December 31, 2013. During this five-year period, outside of the mandatory first year expenditure, Barrick shall have the sole right to determine the nature, scope, extent and method of all operations in relation to the property, without having to consult or gain the approval of the Midway. Barrick will be required to provide Midway with certain information and reports and access to the Project to conduct inspections of operations during this period.

After vesting at 60%, Barrick may increase its interest by 10% (70% total) by spending an additional US$8,000,000 on or before December 31, 2014.   At Midway’s election, Barrick may also earn an additional 5% (75% total) by carrying Midway to a production decision and arranging financing for Midway’s share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established.

Midway will coordinate geologic and administrative activities during the earn-in period for a negotiated administrative fee.

Joint Venture

Under the terms of the EDM Agreement, Midway shall have a period of 120 days from the last of the following events to occur to elect to enter into a joint venture agreement with Barrick with respect to the Project: (i) upon receipt of notice from Barrick that it has not elected to earn the additional 10% interest by spending an additional US$8,000,000; (ii) upon receipt of notice from Barrick that it has timely incurred the additional US$8,000,000 expenditure on the Project to earn the additional 10% interest; (iii) upon receipt of notice from Barrick that it has elected but failed to timely incur the additional US$8,000,000 expenditure on the Project. If Midway fails to notify Barrick within the 120-day period, Midway will be deemed to have elected to enter into the joint venture with Barrick.

If Midway elects or is deemed to have elected to enter into the joint venture agreement with Barrick, initial capital accounts will be established in accordance with Barrick’s earned interest in the Project and Barrick will become the manager of the joint venture

If Midway elects not to enter into the joint venture, then either: (i) within 365 days of Midway’s notice electing not to enter into the joint venture, Barrick will exercise its option to purchase Midway’s interest in the Project for US$40,000,000 and a 2% net smelter royalty return (NSR) on production from the Project; or (ii) Barrick will elect not to exercise its option to purchase Midway’s interest in the Project and the joint venture will be formed with Midway being deemed to have elected the carry option and any operations costs incurred by Barrick in the 365-day election period will be treated as Midway’s development costs.

The EDM Agreement also provides for the adjustment of a party’s participating interest in the joint venture upon default in making agreed-upon contributions to adopted programs and budgets or upon contributing less to a program and budget than a percentage equal to the party’s participating interest.

Further, the EDM Agreement provides that if Midway’s participation interest falls below 10%, Midway shall be deemed to have withdrawn from the joint venture and all of Midway’s participating interests will be assigned to Barrick, with Midway reserving a 2% NSR.

Under the EDM Agreement, a party’s whose recalculated participating interest is reduced to 10% shall be deemed to have withdrawn from the joint venture and shall relinquish its entire participating interest. Such relinquished participating interest shall be deemed to have accrued automatically to the other party. The reduced party shall have the right to receive 10% of net proceeds, if any, to a maximum amount of 75% percent of the reduced party’s equity account balance as of the effective date of the withdrawal. Upon receipt of such amount, the reduced party shall thereafter have no further right, title, or interest in the Project or under the EDM Agreement.

Barrick is required to conduct and fund exploration in 2009 on the Spring Valley project at a minimum level of US$4,000,000.  Barrick has informed Midway its program will include 45,000 feet of infill core and reverse circulation drilling and approximately twelve holes will be drilled for metallurgical testing purposes

Pan Project

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

Midway assumed the January 7, 2003 mineral lease agreement with Gold Standard Royalty Corporation (“GSRC”). On or before January 5 of each year Midway must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  Midway must incur a minimum of US$65,000 year work expenditures, including claim maintenance fees, during the term of the mining lease.  On January 1, 2008 the Company paid US$118,343 and on January 1, 2009 the Company paid US$151,658.

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

Cautionary Note to U.S. Investors – In this Annual Report we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

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

Exploration

The Pan project is a sediment-hosted gold deposit on the prolific Battle Mountain-Eureka gold trend in Nevada. It is an oxide deposit exposed on the surface with simple metallurgy. In 2007 Midway drilled 35,510 feet in 113 holes. Four new gold zones were discovered at Nana, Barite, Wendy, and Boulders.  Drill results at Boulders extended gold north for 1,300 feet under volcanic outcrop at North Pan. Drill results at Barite and Wendy extended gold at South Pan by 400 feet south and 300 feet east respectively.  The Nana zone, 4,000 feet northwest of North Pan, represents a new exploration opportunity. All four of these new discoveries remain open for expansion along strike and dip.

A large scale soil survey identified four previously unknown gold-arsenic anomalies with no previous exploration drilling. Results from a recently completed detailed gravity survey have also outlined several new targets areas. As a result, additional claims were staked bringing the property position to 15 square miles.

In 2008 Midway completed 26,245 feet of drilling in 49 RC holes.  Drilling at South Pan found additional near surface oxide gold mineralization. The Wendy zone was expanded to the east where it extends under volcanic cover and step-out drilling at Nana encountered more new gold—both zones are open for expansion. Three target areas outside the resource were tested with no significant results. Fourteen new holes in the resource area were targeted to verify results from previous operators, of which most intercepted higher grades and greater thicknesses than previously reported (Press Release July 9, 2008). Preliminary investigations suggest that assay techniques used by a previous operator may have under-estimated gold values in some of the holes. If confirmed by additional drilling, then portions of the deposit could show improved grades. A new higher-grade gold zone has also been identified over 800 feet in length at North Pan with true widths ranging from 10 to 25 feet and grades ranging from 0.07 to 0.51 opt gold.

At a minimum Midway’s staff will prepare an internal updated mineral resource estimate in 2009 which will guide the next exploration step for the Pan project.  Pending additional financing from the exercise of share purchase warrants or an equity private placement in 2009 and based on the results of the updated mineral resource estimate the next step would either be infill and exploration drilling or the Company would commission an independently prepared preliminary assessment report (scoping study).  The amount of drilling required will determine the cost of the program.

Midway Project

Location and means of access

The Midway property is located in Nye County, Nevada, approximately 24 kilometers northeast of the town of Tonopah, 335 kilometers northwest of Las Vegas and 380 kilometers southeast of Reno.  The property is over the northeastern flank of the San Antonio Mountains and in the Ralston Valley.

Title

Midway has controlled the property since 2001 through direct ownership of unpatented lode mining claims administered by the BLM and through mining leases subject to a sliding scale NSR royalty of between 2% to 7% from commercial production based on changes in gold prices.

In addition, the surface rights to 560 acres in Section 32 are held by the Town of Tonopah. The remaining 80 acres of surface rights in Section 32 are held as two 40-acre parcels by two owners, each of whom lives on their parcel. We hold the federal mineral rights of the entirety of Section 32 in unpatented claims.

On August 15, 2008 the Company paid the annual minimum advance royalty, recoverable from commercial production of US$300,000.

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

In 2008, initial mining plans were submitted to the BLM and NDEP for an underground decline providing access for collection of a bulk sample and high-grade verification at the Midway Project. Drilling for hydrology and geotechnical testing was completed on 12 RC holes for 1,234 feet and 9 core holes for 2,321 feet. While drilling these holes, two new high grade veins were discovered (Press Release May 14, 2008).  Final permit submission is pending approvals from the State Water Engineer. Hydrologic testing suggests that pumping up to 2,000 gallons per minute may be required to dewater the project. Midway is currently negotiating a plan to properly dispose of this water with the Town of Tonopah and the State Water Engineer. Permitting efforts will continue in 2009 as Midway reviews potential capital benefits from mining the bulk sample on a smaller scale.  Five holes were drilled to test the waste rock storage sites. No gold was noted in the tests and the waste sites will be used as needed.  Funding of the remaining cost of permitting is estimated to be US$285,000  is expected to be from working capital.  The Company will need to raise the capital to fund the cost of the bulk sample.

Midway processing test work by SGS Lakefield Research Limited (Canada) showed up to 94% gold recovery using gravity and cyanide from a 73-lb. composite sample of Discovery vein material grading 0.188 opt gold.  Further work by Gekko Systems Metallurgical Laboratory (Australia) indicates that without using cyanide, a gravity and flotation process could achieve 86.7% gold recovery and 66.3% silver recovery, based on a 242-lb. composite sample, grading 0.662 opt gold and 0.475 opt silver.

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

The decline will be an inclined adit (underground tunnel) that will be driven to develop access 200 feet below high grade portions of the Midway, Rochefort and Dauntless veins (see table below and map attached). From these three veins a 50,000 ton bulk sample will be taken and processed.  Gold recovered from the bulk samples will offset a portion of the development costs. The decline will also provide a platform to explore and develop 77 high-grade vein intercepts currently identified on the project. In the event that exploration results support a development decision, then underground workings and permits will be in place to begin full scale mining.

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

MIDWAY VEINS
DISCOVERY ZONE
W
121 ZONE
Midway Vein
Rochefort Vein
E
Alluvium
Silicified Tertiary Volcanics
Tertiary Volcanics
Discovery Fault
East Fault
Argillite
400 FEET
400 FEET
MIDWAY GOLD CORP.
Midway Project, Nevada
August 20, 2007
Legend
Well Defined Gold Veins (> 0.15 opt)
Veins With Less Definition

The map below shows the location of Midway’s property located in Washington, USA.  This property is described in further detail below.

WASHINGTON

N
Golden Eagle Project
Washington
Bellingham
Everett
Shoreline
Seattle
Bellevue
Federal Way
Tacoma
Lakewood
Olympia
Aberdeen
Yakima
Kennewick
Spokane
Vancouver

Golden Eagle Project

Location and means of access

The Golden Eagle property is approximately 211 acres of private land located in Ferry County, Washington.  The property is accessed by driving two miles northwest of the town of Republic, Washington along the Knob Hill county road.

Title

On August 1, 2008 the Company issued 600,000 common shares at US$2.50 per common share for proceeds of US$1,500,000 by way of a private placement to Kinross Gold USA Inc. (“Kinross”) and concurrently purchased a 75% interest in the Golden Eagle, Washington, project from Kinross at a cost of US$1,500,000 ($1,537,950).  The Company then purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of US$483,333 ($500,200). Kinross retained a 2% net smelter returns royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill.

Midway completed the acquisition of the Golden Eagle property through a wholly-owned subsidiary created to hold the property.

Exploration

In 2008, Midway acquired the Golden Eagle project and began compiling and reviewing the historic database of 847 drill holes containing 165,775 feet of mostly core drilling, to create a modern gold model. In 1996, Santa Fe Pacific Gold estimated that the Golden Eagle deposit contained 32.19 million tons grading 0.069 ounce per ton (opt) gold in a historic resource as part of an internal scoping study. A qualified person has not reviewed this resource and the historical estimate should not be relied upon. The project is comprised entirely of private land in the historic Republic gold district.

Efforts in 2009 will primarily be conducted by Midway staff and funded from working capital and will be directed toward key issues, including metallurgy testing, for moving the project towards a new scoping study, including a NI 43-101 compliant resource, high-grade target identification, evaluation of processing methods, and reviewing permitting. Staff is compiling and reviewing the historic data base of 847 drill holes containing 165,775 feet of mostly core drilling to create a modern gold model.  Pending additional financing from the exercise of share purchase warrants or an equity private placement in 2009 and the internal review of the project by staff the next step would be to commission an independent NI 43-101 compliant updated mineral resource estimate an expected cost of up to US$125,000.

ITEM 3.   LEGAL PROCEEDINGS

Other than as set forth in this item, neither we nor any of our property is currently subject to any material legal proceedings or other regulatory proceedings.

In May 2006, the Company’s wholly-owned Nevada subsidiary MGC Resources Inc. (“MGC") purchased additional property (the “Seymork Parcel”) from Seymork Investments Ltd. (“Seymork”) for US$200,000 to expand the Spring Valley project in Nevada. The Seymork Parcel represented about 4% of the surface area of the Spring Valley project at that time.  In 1998, the transfer of Emma Wagner’s ("Wagner") interest in the Seymork Parcel to Seymork, as well as a transfer of the interest held by Wagner’s deceased husband’s estate to Seymork, was formally approved by a Nevada court.  As part of the consideration for the court-approved transaction, Seymork executed two promissory notes, one in favor of Wagner and one in favor of the estate of Wagner’s deceased husband.  Two deeds of trust relating to the Seymork Parcel were also executed and recorded to secure payment of the promissory notes.  Both notes were later assigned to a group represented by Wallace D. Stephens (collectively "Stephens").  The promissory notes were not repaid and, in March 2006, Stephens sought to foreclose its interest against Seymork. In June 2006, Wagner brought a cross claim in the lawsuit against Seymork alleging that Wagner was the rightful owner of the Disputed Property, and claiming that the conveyance to Seymork was not a sale but that Seymork had agreed to hold the Seymork Parcel in trust for Wagner.  MGC joined the lawsuit in order to protect its interests in the Seymork Parcel. On June 11, 2008 a Nevada court settled the long standing title dispute to this ground validating the Company’s claim to the Seymork Parcel.  The settlement allowed the Company to purchase the two promissory notes secured against the property for approximately US$598,000 in July 2008.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares began trading on the NYSE Amex on January 3, 2008 under the trading symbol “MDW” and our common shares continue to trade on the TSX Venture Exchange (the “TSX.V”) under the trading symbol “MDW.” As of March 27, 2009, 64,821,664 common shares were issued and outstanding, and we had approximately 379 shareholders of record.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

As of March 27, 2009, the closing price per share for our common shares as reported by the NYSE Amex was US$0.46 and as reported by the TSX Venture Exchange was 0.57.

Our common shares are quoted on the TSX.V under the symbol “MDW”. The following table sets out the market price range of Midway’s common shares on the TSX.V for the periods indicated.

Period	High Cdn$	Low Cdn$
2008
First Quarter	4.68	2.80
Second Quarter	2.89	1.68
Third Quarter	2.05	0.75
Fourth Quarter	1.10	0.18
2007
First Quarter	3.45	2.65
Second Quarter	3.48	2.57
Third Quarter	3.72	2.14
Fourth Quarter	3.89	2.91

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

Repurchase of Securities

During 2008, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

As of December 31, 2008, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our Stock Option Plan adopted by the Board of Directors on May 6, 2003 as amended on May 12, 2008 (the “Stock Option Plan”).  The Stock Option Plan has been approved by our shareholders.

The following summary information is presented for the Stock Option Plan as of December 31, 2008.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	3,094,167	$2.26	3,387,999
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

The Board of Directors amended the Stock Option Plan on May 12, 2008 to add an appendix called the Stock Incentive Plan for United States Resident Employees (the “U.S. Plan”) to supplement and be a part of the Stock Option Plan.  The purpose of the U.S. Plan is to enable the Company to grant Incentive Stock Options, as that term is used in Section 422 of the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder to qualifying employees who are citizens or residents of the United States of America. This does not change the aggregate number of options that can be granted pursuant to the Stock Option Plan. The purpose of the Stock Option Plan is to allow the Company to grant options to directors, officers, employees and consultants, as additional compensation, and as an opportunity to participate in the success of the Company. The granting of such options is intended to align the interests of such persons and those of the shareholders. Options will be exercisable over periods of up to 10 years as determined by the Board of Directors of the Company and are required to have an exercise price no less than the market price prevailing on the date the option is granted less applicable discount, if any, permitted by the policies of the TSX Venture Exchange and approved by the Board of Directors. Market price means the last closing price per share on the TSX Venture Exchange on the trading day immediately precedent the day on which the Company announces the grant of the option or, if the grant is not announced, on the date of grant.

Pursuant to the Stock Option Plan, the Board of Directors may from time to time authorize the issue of options to directors, officers, employees and consultants of the Company and its subsidiaries or employees or companies providing management or consulting services to the Company or its subsidiaries. The principal features of the Stock Option Plan are as follows:

1.

The maximum number of common shares to be issued pursuant to the Stock Option Plan shall not exceed 10% of the issued and outstanding shares of the Company at the time of the stock option grant.

2.

Subject to adjustment as provided in the U.S. Plan appended to and forming part of the Stock Option Plan, the aggregate number of common shares that may be issued under the U.S. Plan shall be 3,000,000; provided , however , that the aggregate number of common shares authorized under the U.S. Plan for use in granting Incentive Stock Options shall, at all times, be a part of and subject to the limitations set forth in the Stock Option Plan, and shall be adjusted proportionately to reflect any adjustments to the number of shares authorized under the Stock Option Plan.

3.

The maximum number of shares under option to the benefit of one person under the Stock Option Plan may not exceed 5%, on an annual basis, of the total of the issued and outstanding shares of the Company (on an undiluted basis) at the time of grant (in the case of a consultant, the annual maximum is 2%).

4.

If the holder of the option is engaged in investor relation activities for the Company, the total number of shares under option may not exceed 2% of the total of the issued and outstanding share capital of the Company (on an undiluted basis) at the time of grant.

5.

The options granted will have a maximum term of ten years from the date of grant. The option is non-assignable and non-transferable.

6.

If an optionee ceases to be employed by the Company (other than as a result of termination with cause) or ceases to act as director or officer of the Company, any option held by such optionee may be exercised within 90 days after the date that such optionee ceases to be employed by the Company or ceases to act as director or officer of the Company, as the case may be, or within 30 days if the optionee is engaged in investor relation activities and ceases to be employed to provide investor relation activities.

7.

In the event of death of an optionee, the optionee's heirs or administrators may exercise any portion of that outstanding option up to a period of one year from the date of the optionee's death for the termination date of the option, whichever is earlier.

8.

Any common shares subject to an option which for any reason are cancelled or terminated without having been exercised shall again be available for grant under the Stock Option Plan.

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

Amendment of the Plan

The Board reserves the right, in its absolute discretion, to amend, modify or terminate the Stock Option Plan at any time.  The Stock Option Plan and any amendments thereto, are subject to the prior approval of the TSX Venture Exchange, the NYSE Amex and any other stock exchange or regulatory body having jurisdiction over the securities of the Company and ratification by the shareholders of the Company at each annual general meeting of the Company.

Recent Sales of Unregistered Securities

Our unregistered sales of equity securities during the year ended December 31, 2008, have previously been reported on Current Reports on Form 8-K.

Stock Performance Graph

The performance graph below shows Midway Gold Corp.’s cumulative total return based on an initial investment of $100 in Midway’s common stock, as compared with the AMEX Composite Index and the AMEX Gold BUGS Index.  The chart shows performance marks as of the last trading day during each of the last five years.  This performance chart assumes:  (1) $100 was invested on December 31, 2004 in Midway common stock at a price of $0.92, the AMEX Composite Index and the AMEX Gold Miners Index; and (2) all dividends are reinvested.

	31-Dec-2004	30-Dec-2005	29-Dec-2006	31-Dec-2007	31-Dec-2008
Midway Gold Corp.	$100.00	$144.57	$285.88	$422.84	$50.00
AMEX Composite Index	$100.00	$122.64	$143.27	$168.00	$97.44

AMEX Gold Miners Index	$100.00	$128.59	$157.08	$190.11	$140.43

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data of Midway for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 reflected in the following table, have been derived from the audited consolidated financial statements of Midway.  On April 17, 2007, Midway acquired Pan-Nevada Gold Corporation and its wholly owned subsidiary Apex Energy (U.S.) Inc.; accordingly the statement of operations of Midway for the year ended December 31, 2007, includes the results of Pan-Nevada for the period from April 17, 2007 to December 31, 2007.  The data set forth below should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

U.S. GAAP
		2008	2007		2006		2005		2004
Statements of Operations Data
Operating revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Interest income		118		331		197		42		9
Net loss for the year		16,165		10,666		7,241		4,403		2,995
Basic and diluted loss per common share		$(0.31)		$(0.24)		$(0.23)		$(0.18)		$(0.16)

Balance Sheets Data
Total assets		$50,587		$57,413		$16,695		$8,143		$6,960
Working capital		1,157		8,005		8,127		1,094		357
Mineral properties		46,971		47,453		7,679		6,601		6,167
Promissory note due within 12 months		1,000		-		-		-		-
Net assets		41,117		48,693		16,088		7,164		6,615
Stockholders’ equity		41,117		48,693		16,088		7,164		6,615
Weighted average number of shares Outstanding (000’s)		52,792		43,992		32,000		24,064		19,037

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Cautionary Note Regarding Forward-Looking Statements.”  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” and elsewhere in this Annual Report.

Cautionary Note to U.S. Investors – In this Annual Report we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

Company Overview

Midway is a precious metals exploration company focused on the creation of value for shareholders by exploring and developing quality precious metal resources in stable mining areas.

Midway operates from an office in Helena, Montana and from field offices in Lovelock and Tonopah Nevada. These offices support the Spring Valley, Midway and Pan Projects, respectively. These offices also support work on five other exploration projects, located on four of the major Nevada gold trends. Midway currently controls certain mineral rights on the Cortez, Humboldt and Round Mountain Gold Trends.

Business Strategy and Development

We have four advanced exploration projects:  the Spring Valley, the Pan and the Midway projects in Nevada and the Golden Eagle project in Washington and four early stage exploration targets in Nevada.  Midway plans to continue to attempt to expand these new gold discoveries through exploration.  Below is a summary of our work completed in 2008 and our expectations for our projects in 2009.

Spring Valley Project

The Spring Valley project is a diatreme/porphyry hosted gold system beneath pediment gravels. Drilling from February to August 2008 completed 87 holes including 63,565 feet of RC and 8,985 feet of core drilling targeting significant mineralization recognized outside the current resource.  Nearly 75% of these new holes had significant gold intercepts.  Drilling has now identified a coherent gold zone 5,000 feet long by 2,500 feet wide and extends to a depth of 1,400 feet.  Known mineralization remains open to the north, southwest and at depth.  Gold intercepts for 20 holes were reported on July 8, 2008, including 5 feet of 1.114 opt gold within 75 feet of 0.119 opt gold in SV08-417 and 140 feet of 0.021 opt gold in SV 08-403 and 80 feet of 0.031 opt gold in SV 08-410. New gold discovered in the Big Leap zone on the north end of the deposit was reported on September 11, 2008. Intercepts in this zone included 5 feet of 0.667 opt gold with 110 feet of 0.061 opt gold in hole SV08-436 and SV 08-432 with 25 feet of 0.294 opt gold within 40 feet of 0.190 opt gold.  The Big Leap zone has been intercepted over 1400 feet along strike, is 200 to 400 feet wide, and is still open to both the north and south and at depth. Two outlying targets, the Fitting and Limerick areas, were tested with a total of 22 exploration drill holes with no significant results.  Results from deep core drilling tested a gold bearing porphyry intrusive as announced on January 19, 2009.  The more significant intercepts were in hole SV08-396C including 3 feet of 0.101 opt gold from 425 feet to 428 feet and 9.9 feet of 0.215 opt gold from 1,135.1 feet to 1,145 feet.  Hole SV08-397C reported 5 feet of 0.114 opt gold from 909 feet to 914 feet and 4 feet of 0.117 opt gold from 977 feet to 981 feet.

Barrick has the exclusive right to earn a 60% interest in the Spring Valley project by spending US$30,000,000 on the property over five years. Barrick may increase its interest by 10% (70% total) by spending an additional US$8,000,000 in the year immediately after vesting at 60%. At Midway’s election, Barrick may also earn an additional 5% (75% total) by carrying Midway to a production decision and arranging financing for Midway’s share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established. Midway will coordinate geologic and administrative activities during the earn-in period for a negotiated administrative fee.  See “Item 2. Description of Properties – Spring Valley Project” for a more detailed description of the agreement with Barrick.

Barrick is required to conduct and fund exploration in 2009 on the Spring Valley project at a minimum level of US$4,000,000.  Barrick has informed Midway its program will include 45,000 feet of infill core and reverse circulation drilling and approximately twelve holes will be drilled for metallurgical testing purposes

Pan Project

A large scale soil survey identified four previously unknown gold-arsenic anomalies with no previous exploration drilling. Results from a recently completed detailed gravity survey have also outlined several new targets areas. As a result, additional claims were staked bringing the property position to 15 square miles.

In 2008 Midway completed 26,245 feet of drilling in 49 RC holes.  Drilling at South Pan found additional near surface oxide gold mineralization. The Wendy zone was expanded to the east where it extends under volcanic cover and step-out drilling at Nana encountered more new gold—both zones are open for expansion. Three target areas outside the resource were tested with no significant results. Fourteen new holes in the resource area were targeted to verify results from previous operators, of which most intercepted higher grades and greater thicknesses than previously reported (Press Release July 9, 2008). Preliminary investigations suggest that assay techniques used by a previous operator may have under-estimated gold values in some of the holes. If confirmed by additional drilling, then portions of the deposit could show improved grades. A new higher-grade gold zone has also been identified over 800 feet in length at North Pan with true widths ranging from 10 to 25 feet and grades ranging from 0.07 to 0.51 opt gold.

At a minimum Midway’s staff will prepare an internal updated mineral resource estimate in 2009 which will guide the next exploration step for the Pan project.  Pending additional financing from the exercise of share purchase warrants or an equity private placement in 2009 and based on the results of the updated mineral resource estimate the next step would either be infill and exploration drilling or the Company would commission an independently prepared preliminary assessment report (scoping study).  The amount of drilling required will determine the cost of the program.

Midway Project

In 2008, initial mining plans were submitted to the BLM and NDEP for an underground decline providing access for collection of a bulk sample and high-grade verification at the Midway Project. Drilling for hydrology and geotechnical testing was completed on 12 RC holes for 1,234 feet and 9 core holes for 2,321 feet. While drilling these holes, two new high grade veins were discovered (Press Release May 14, 2008).  Final permit submission is pending approvals from the State Water Engineer. Hydrologic testing suggests that pumping up to 2,000 gallons per minute may be required to dewater the project. Midway is currently negotiating a plan to properly dispose of this water with the Town of Tonopah and the State Water Engineer. Permitting efforts will continue in 2009 as Midway reviews potential capital benefits from mining the bulk sample on a smaller scale.

Midway processing test work by SGS Lakefield Research Limited (Canada) showed up to 94% gold recovery using gravity and cyanide from a 73-lb. composite sample of Discovery vein material grading 0.188 opt gold.  Further work by Gekko Systems Metallurgical Laboratory (Australia) indicates that without using cyanide, a gravity and flotation process could achieve 86.7% gold recovery and 66.3% silver recovery, based on a 242-lb. composite sample, grading 0.662 opt gold and 0.475 opt silver.

We completed a cost analysis to convert the high-grade veins, intercepted by previous drilling, into reserves and this underground bulk sample plan is the most effective way to advance the project.  This allows us the opportunity to determine the true grade of the veins and help to delineate reserves and move toward production. The actual date of beginning the decline will depend upon the length of time it takes to receive regulatory approval, which typically takes 8 to 18 months. In addition, we have several hurdles to overcome such as processing site, financing, and availability of contract mining equipment and personnel.  The high-grade nature of the deposit and simple metallurgy make the underground bulk sample a logical and attractive next step in the exploration and development of the gold deposit.

The decline will be an inclined adit (underground tunnel) that will be driven to develop access 200 feet below high grade portions of the Midway, Rochefort and Dauntless veins (see table below and map attached). From these three veins a 50,000 ton bulk sample will be taken and processed.  Gold recovered from the bulk samples will offset a portion of the development costs. The decline will also provide a platform to explore and develop 77 high-grade vein intercepts currently identified on the project. In the event that exploration results support a development decision, then underground workings and permits will be in place to begin full scale mining.

Golden Eagle Project

On August 1, 2008 the Company issued 600,000 common shares at US$2.50 per common share for proceeds of US$1,500,000 by way of a private placement to Kinross Gold USA Inc. (“Kinross”) and concurrently purchased a 75% interest in the Golden Eagle, Washington, project from Kinross at a cost of US$1,500,000.  The Company then purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of US$483,333. Kinross retained a 2% net smelter returns royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill.

Midway completed the acquisition of the Golden Eagle property through a wholly-owned subsidiary created to hold the property.

In 2008, Midway acquired the Golden Eagle project and began compiling and reviewing the historic database of 847 drill holes containing 165,775 feet of mostly core drilling, to create a modern gold model. In 1996, Santa Fe Pacific Gold estimated that the Golden Eagle deposit contained 32.19 million tons grading 0.069 ounce per ton (opt) gold in a historic resource as part of an internal scoping study. A qualified person has not reviewed this resource and the historical estimate should not be relied upon.

Efforts in 2009 will be conducted by Midway staff and funded from working capital and will be directed toward key issues, including metallurgy testing, for moving the project towards a new scoping study, including a NI 43-101 compliant resource, high-grade target identification, evaluation of processing methods, and reviewing permitting. Staff is compiling and reviewing the historic data base of 847 drill holes containing 165,775 feet of mostly core drilling to create a modern gold model.  Pending additional financing from the exercise of share purchase warrants or an equity private placement in 2009 and the internal review of the project by staff the next step would be to commission an independent NI 43-101 compliant updated mineral resource estimate an expected cost of up to US$125,000.

Exploration projects:

The Roberts Gold (formerly the Afgan project) is a sediment-hosted gold deposit located on the Battle Mountain/Eureka gold trend. Midway developed a new target concept in 2008 using geophysics and surface exploration, concluding that volcanic rocks of the Northern Nevada rift may cover favorable host rocks in a gravel fill area.  The Afgan claim holdings on the southern part of the property were returned to the leaseholder due to a limited target host rocks potential.  The Company is seeking a joint venture partner for this project.

The Gold Rock property is a 14 square mile land position with known gold deposits located on the Battle Mountain-Eureka trend. This is a sediment hosted gold system in highly prospective host rocks. A historic database of 577 holes containing 224,985 feet of drilling was acquired outlining continuous mineralization along 9,200 feet of length.  Surface work, geophysics and historic data review have identified a number of exploration targets.  A total of 3,525 feet in 11 RC drill holes were drilled on the Anchor target during 2008.  The most significant intercept was 60 feet of 0.014 opt gold starting at 25 feet in AR08-08.  Four other holes found strongly anomalous gold in the Pilot formation, a regionally favorable host rock.  Target and data compilation is in progress.

The 2008 surface exploration and geophysics program on the Burnt Canyon project identified targets in this volcanic hosted epithermal system.  Disseminated gold identified in rock chip and soil sampling at five different areas have been selected as drill targets.  The project lies between high grade veins in the Seven Troughs district.  The Company is seeking a joint venture partner for this project.

In 2008, Midway drilled 1,120 feet in 4 RC holes on the Thunder Mountain project testing for high-grade veins to complement the mineralization at the Midway project, located six miles to the northwest to follow up 2007 drilling which intercepted higher grade gold in silicified breccias hosted rhyolite tuff containing 70 feet of 0.105 opt gold beginning at a 55 foot depth (Press Release October 18, 2007).  Results from 2008 included 40 feet of 0.135 opt gold at 70 foot depth, and two veins were intercepted with the most significant intercept reporting 5.5 feet (true thickness) of 0.389 opt gold in the Beckie vein (Press (Press Release May 1, 2008).  Continued exploration on the Thunder Mountain project is being funded by Kinross Gold USA pursuant to an agreement.  Kinross has added to the claim position in the project area and in late December 2008 Kinross completed a first pass drill program comprising 7 RC drill holes containing 3,440 feet.  The drilling off-set the known Beckie zone and targeted three other areas in the project.  Assays are pending.

Results of operations for the year ended December 31, 2008 compared to the years ended December 31, 2007 and 2006

The net loss for the year ended December 31, 2008 was $16,165,394 (2007 – $10,666,106; 2006 - $7,241,228).

Significant differences in costs between the years are as follows:

Exploration expenses in the year ended December 31, 2008 were $9,085,990 (2007 – $10,038,930; 2006 - $6,432,052).  The details of the expenses in each year may be found in the schedule to the audited consolidated annual financial statements.  In the year ended December 31, 2008 $1,632,453 (2007 – $1,720,167; 2006 - $1,991,058) was spent at the Midway project, $5,012,151 (2007 - $6,313,919; 2006 - $4,362,326) at the Spring Valley project, $1,685,881 (2007 - $1,916,690; 2006 - $nil) at the Pan Project; $43,022 (2007 - $nil) at the Golden Eagle project, $73,418 (2007 - $1,641) at the Burnt Canyon project, $43,081 at the Thunder Mountain Project, $4,881 at the Maggie project, $93,298 at the Afgan/Roberts Creek project, $399,622 at the Gold Rock project and $98,183 (2007 - $86,513; 2006 - $78,668) on investigation of other potential acquisitions.  Exploration levels are determined by the success of previous exploration programs on each project and available cash to fund additional programs.   Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $258,158 (2007 - $292,110; 2006 - $364,088).

Included in consulting fees was $90,000 (2007 - $110,000; 2006 - $122,500) paid to Golden Oak Corporate Services, a company wholly owned by Doris Meyer, the Company’s Chief Financial Officer and Corporate secretary for financial reporting and corporate compliance services.  Also included in 2008 was a $100,000 fee paid to an investment banker for advice in the failed business combination with Golden Predator Mines Inc.

Investor relations and travel costs combined were $259,458 for the year (2007 - $368,081; 2006 - $349,058).  Management travelled to and participated in several investor shows in North America.  In 2008, Midway focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors for one-on-one meetings and attended fewer retail investor conferences.

Professional fees paid to lawyers and auditors in the year ended December 31, 2008 was $610,497 (2007 - $374,777; 2006 - $148,945).  In 2008 the Company incurred significant legal and auditing costs related to a failed business transaction with Golden Predator Mines Inc.  In 2007 the Company incurred significant legal and auditing costs due to the Company’s preparation to register itself as a reporting issuer with the Securities and Exchange Commission in the USA.  Activities in 2006 related to expanded Canadian disclosure requirements and the review of property acquisitions and maintenance matters in the USA.

Salary payments are to Midway’s staff based in Helena, Montana and  the salary amounts reported include the estimated fair value of stock based compensation for stock options granted to employees, directors and officers in the period of $258,158 (2007 - $1,210,802; 2006 - $628,312).

Transfer agent and filing fees increased to $129,524 (2007 - $72,006; 2006 - $26,121) have increased from the levels in 2006 primarily because of costs associated the with Company’s dual-listing on January 3, 2008 on the NYSE Amex and maintenance of its listing on the TSX Venture Exchange.

Decreases in interest income in the current year are a result of the decreased interest rates and lower levels of cash on deposit.  The income tax recovery of $1,777,000 (2007 - $757,000; 2006 - $621,000) and an unrealized foreign exchange loss (gain) of $1,669,594 (2007 – ($1,211,933); 2006 – ($5,287)) which is included within the foreign exchange loss (gain) of $1,473,709 (2007 - ($1,108,258); 2006 - $22,983) relate to the US dollar denominated future income tax liability recorded upon the acquisition of Pan-Nevada.

Results of operations for the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007

The net loss for the three months ended December 31, 2008 was $5,237,707 (2007 – $2,330,207).

Significant differences in costs between the quarters are as follows:

Exploration expenses in the three months ended December 31, 2008 was $486,054 (2007 - $1,847,327).  In the three months ended December 31, 2008 $111,999 (2007 - $156,762) was spent at the Midway project, $246,674 (2007 - $1,258,908) at the Spring Valley project, $76,633 (2007 - $424,763) and $50,748 combined at the Company’s other exploration projects and property investigations.  Exploration levels are determined by the success of previous exploration programs on each project and available cash to fund additional programs. Exploration salaries and labor for the three months ended December 31, 2007 include the non-cash estimated fair value of stock based compensation for stock options granted or recoveries from forfeitures of unvested options to technical employees in the period of $(13,626) (2007 - $112,308l).

Including in consulting fees was $22,500 (2007 - $22,500) paid to Golden Oak Corporate Services, a company wholly owned by Doris Meyer, the Company’s Chief Financial Officer and Corporate secretary for financial reporting and corporate compliance services for the three months ended December 31, 2008.

Investor relations and travel costs combined were $43,297 for the three months ended December 31, 2008 (2007 - $100,450).  Management travelled to and participated in several investor shows in North America.  Midway has focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and reducing the number of retail investor shows it attends.

Professional fees paid to lawyers and auditors increased in the three months ended December 31, 2008 of $211,491 (2007 - $122,255) include an accrual for the fiscal year 2008 audit and the remainder was related to the final costs of the failed business transaction with Golden Predator Mines Inc.

Salary payments are to Midway’s staff based in Helena, Montana totalled $222,786 in the three months ended December 31, 2008 (2007 - $210,899).  The category include the estimated fair value of stock based compensation for stock options granted to employees, directors and officers in the period of $17,233 (2007 - $72,571).

Interest income in the three months ended December 31, 2008 was $10,727 (2007 - $83,018).

In the three months ended December 31, 2008, the income tax recovery of $1,130,000 (2007 - $102,000) and an unrealized foreign exchange loss of $1,097,385 (2007 - $122,067) relate to the US dollar denominated future income tax liability recorded with the acquisition of Pan-Nevada.

Summary of Quarterly Results (Unaudited)

	2008 Quarter Ended In								2007 Quarter Ended In
	Dec		Sept		June		March		Dec		Sept		June		March
	($ in thousands, except per share and total cash cost per ounce data)
Revenue from the sale of minerals	$	Nil-	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	nil
Net loss		5,238		3,682		4,261		2,984		2,330		3,547		3,404		1,385
Net loss per share, basic and diluted		0.10		0.07		0.08		0.06		0.05		0.08		0.08		0.04

2006 Quarter Ended In
	Dec		Sept		June		March

Revenue from the sale of minerals	$	Nil	$	Nil	$	Nil	$	Nil

Net loss	1,834	2,147	1,837	1,424
Net loss per share, basic and diluted	0.06	0.06	0.06	0.05

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

Financial Condition and Liquidity

The Company began the year with cash on hand of $8,325,280.  During 2008 the Company expended $10,855,737 on operations, invested a total of $3,932,599 in mineral property and equipment and raised $7,879,494 from the issue of shares for cash and $2,000,000 from the issue of a promissory note of which $1,000,000 was paid back in 2008 to end at December 31, 2008 with cash on hand of $2,416,438.

The consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.  The ability of the Company to continue as a going concern is uncertain and dependent upon obtaining the financing necessary to meet its financial commitments and to complete the development of its properties and/or realizing proceeds from the sale of one or more of the properties.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2008, the Company had cash of $2,416,438, working capital of $1,156,536, and has accumulated losses of $53,235,472 since inception.  Our auditor’s report on our 2008 consolidated financial statements include an additional explanatory paragraph that states that our recurring losses from operation raise substantial doubt about our ability to continue as a going concern.

Management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will exceed that amount. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage backed securities continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations in the future.  Our access to additional capital may not be available on terms acceptable to us or at all.

We expect to rely upon additional financing to fund our planned operating budget throughout the current fiscal year.  If costs increase substantially or we incur greater losses than expected, our exploration activities and other operations will be reliant upon equity financings to continue into the future.  The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

On November 12, 2008 we issued 12,500,000 common shares and 12,500,000 common share purchase warrants for proceeds of $2,750,000.  Each warrant entitles the holder to purchase one additional common share at $0.28 per share until May 12, 2009.  At March 27, 2009 Midway’s share price closed at $0.57 on the TSX Venture Exchange well above the $0.28 exercise price of the warrants. If all the warrants are exercised the proceeds will be $3,500,000. The Company agreed with Golden Predator Inc. that 50% of the proceeds of any warrants exercised pursuant to this private placement will be applied to the remaining $1,000,000 owed on the promissory note until it is paid.

In 2008, we issued a total of 479,000 common shares pursuant to the exercise of stock options for cash proceeds of $733,250.

As of March 27, 2009, in addition to the 12,500,000 share purchase warrants outstanding there are 3,094,167 stock options at prices ranging from $0.80 to $3.36.  While it is probable that some of these options will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

Midway plans to raise capital in 2009 to fund its continued exploration and development.

Contractual Obligations

There are no contractual obligations other than those described in the notes to the audited consolidated financial statements.

Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations	Nil	Nil	Nil	Nil	Nil
Capital Lease Obligations	Nil	Nil	Nil	Nil	Nil
Operating lease obligations	Nil	Nil	Nil	Nil	Nil
Purchase obligations	Nil	Nil	Nil	Nil	Nil
Other Long-Term Liabilities Reflected on the Balance Sheet	Nil	Nil	Nil	Nil	Nil

Total	Nil	Nil	Nil	Nil	Nil

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of December 31, 2008, we have accrued US$93,494 ($98,514) related to reclamation and other closure requirements at our properties, compared to US$70,466 from December 31, 2007. These liabilities are covered by a combination of surety bonds and restricted cash totaling $517,711 at December 31, 2008 (2007 - $349,239). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of December 31, 2008; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Midway’s recoverability evaluation of its mineral properties and equipment is based on market conditions for minerals, underlying mineral resources associated with the assets and future costs that may be required for ultimate realization through mining operations or by sale. Midway is in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk. Bearing these risks in mind, Midway has assumed recent world commodity prices will be achievable. We have considered the mineral resource reports by independent engineers on the Midway, Spring Valley and Pan projects in considering the recoverability of the carrying costs of the mineral properties.  All of these assumptions are potentially subject to change, out of our control, however such changes are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Midway has no publicly or privately traded securities or market instruments aside from our own equity.  The only publicly traded securities are the common shares of Midway, which trade on NYSE Amex and TSX.V.  Other than a promissory note due for payment in July 2009 as disclosed in the notes to the consolidated financial statements, we have no other debt instruments subject to interest payments, sales contracts, swaps, derivatives, or forward agreements or contracts, or inventory.

Midway has no currency or commodity contracts, and we do not trade in such instruments.

Midway has no cash flow or revenue from operations.  Our operating funds are currently provided by equity issuances. We have to date always raised funds in Canadian dollars although we incur the majority of our expenditures in Canadian and United States dollars.  The shares of Midway are listed for trading on NYSE Amex and TSX.V and accordingly our ability to raise equity funds and the price at which such issues are sold is directly related to the activity and price of our shares on such exchange.  In addition, as we incur expenditures in both Canadian and United States currencies we have exposure to foreign currency gains or losses.  We do not currently enter into any contracts or arrangements to hedge against currency fluctuations.

We have no debt instruments which are subject to interest payments.

We periodically access the capital markets with the issuance of new shares to fund operating expenses, and we do not maintain significant cash reserves over periods of time that could be materially affected by fluctuations in interest rates or foreign exchange rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of Midway Gold Corp., Report of Independent Registered Chartered Accountants are filed as part of this Item 8 and are included in this Annual Report filed on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with KPMG LLP, our independent registered chartered accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of Midway is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that, as of December 31, 2008, the Company's internal control over financial reporting is ineffective based on those criteria and two material weaknesses were identified as outlined below.

The SEC has defined a material weakness as a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual financial statements will not be prevented or detected on a timely basis.

1.

Financial Reporting

The Company’s accounting personnel have limited expertise in US generally accepted accounting principles relating to in depth analysis and review of complex accounting transactions and implementation of new standards that may be material to the Company’s financial statements.

2.

Segregation of Duties

The Company has limited accounting personnel with which to enable effective segregation of duties over transaction processes with respect to financial reporting matters and internal control over financial reporting.  Specifically, certain personnel with financial transaction initiation and reporting responsibilities have incompatible duties that allow for the creation, review and recording of journal entries without adequate independent review and authorization.

These control deficiencies, which are pervasive in impact, did not result in a misstatement to the financial statements; however, there is a reasonable possibility that a material misstatement of the annual financial statements would not have been prevented or detected on a timely basis.

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by KMPG LLP, an independent registered public accounting firm that audited the Company's annual financial statements included in this Annual Report, as stated in their report which appears in the annual financial statements herein.

Changes in Internal Controls over Financial Reporting

During the period covered by this Annual Report on Form 10-K, no changes occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, subsequent to the end of the period, management did identify material weaknesses in the Company’s internal control over financial reporting which require management to effect changes in the Company’s internal control over financial reporting.  For a discussion of these weaknesses, please see “Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting” above.

Remediation plans

The Company will take steps to restrict certain personnel with financial transaction initiation and reporting responsibilities from being able to create and record journal entries without adequate independent review and authorization.

The Company will require its accounting personnel to increase its US GAAP knowledge by attendance at training seminars to allow them to identify issues and seek expert accounting advice where necessary.

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

If a corporation that was previously a PFIC no longer qualifies as a PFIC in a subsequent year, a timely QEF election will remain in effect, although not applicable, during those years that such corporation is not a PFIC.  Consequently, during those years that the corporation is not a PFIC, the Electing U.S. Holder will not be required to include in its income it’s pro rata share of net capital gains and ordinary earnings of the PFIC or satisfy the reporting requirements of that election for that year.  If such corporation subsequently re-qualifies as a PFIC, the QEF election previously made is still valid, and the Electing U.S. Holder will be required to satisfy the reporting requirements of that election.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of Midway is incorporated by reference in this Annual Report on Form 10-K to the sections entitled “Information on the Board of Directors and Executive Officers”, (“Corporate Governance”, “Board Committees” and “Other Governance Matters” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2009 annual meeting of shareholders (the “Proxy Statement”).

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

10.17

Consulting Agreement between Kelly Hyslop and Midway, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.18

Consulting Agreement between John Watson, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.19

Assignment agreement with Martin H. Webster, Donald H. Jones, Michael C. Agran, Virginia Genest, Wallace Stephens, and Sandra Newmark dated June 25, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008

10.20	Letter of Intent with Kinross dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008
10.21	Letter of Intent with Hecla dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008
10.22	Terms Sheet between MGC and Barrick Gold dated October 17, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008
10.23	2008 Stock Option Plan, previously filed on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009
10.24	Exploration, Development and Mine Operating Agreement dated effective March 10, 2009, previously filed with the Securities and Exchange Commission on March 16, 2009

14.1	Code of Ethics, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.
23.1	Consent of KPMG LLP
23.2	Consent of Michael M. Gustin (Mine Development Associates)
23.3	Consent of Eric LeLacheur and Don Harris
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWAY GOLD CORP.
March 30, 2009	By: /s/ Alan D. Branham Alan D. Branham President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ George T. Hawes George T. Hawes	Director	March 30, 2009

/s/ Daniel Wolfus Daniel Wolfus	Director	March 30, 2009

/s/ Frank Yu Frank Yu	Director	March 30, 2009

/s/ Doris A. Meyer Doris A. Meyer	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 30, 2009

MIDWAY GOLD CORP.

(an exploration stage company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

Years ended December 31, 2008, 2007 and 2006

KPMG LLP	Telephone	(604) 691-3000
Chartered Accountants	Fax	(604) 691-3031
PO Box 10426 777 Dunsmuir Street	Internet	www.kpmg.ca
Vancouver BC V7Y 1K3
Canada

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Midway Gold Corp.

We have audited the accompanying consolidated balance sheets of Midway Gold Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, cashflows, comprehensive loss and stockholders’ equity for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midway Gold Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has insufficient funds to meet planned expenditures over the next twelve months that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Midway Gold Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2009 expressed an adverse opinion on the Company’s internal control over financial reporting.

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada February 17, 2009

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

KPMG LLP	Telephone	(604) 691-3000
Chartered Accountants	Fax	(604) 691-3031
PO Box 10426 777 Dunsmuir Street	Internet	www.kpmg.ca
Vancouver BC V7Y 1K3
Canada

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Midway Gold Corp. (the “Company”)

We have audited Midway Gold Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Midway Gold Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying (title of management’s report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

The Board of Directors and Stockholders of Midway Gold Corp.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: (1) accounting personnel have limited expertise in US generally accepted accounting principles; and (2) lack of segregation of duties over the initiation and recording of journal entries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midway Gold Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, cashflows, comprehensive loss and stockholders’ equity for each of the years in the three-year period ended December 31, 2008. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated February 17, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2008, relative to the aforementioned material weakness in internal control over financial reporting.

KPMG LLP (signed)

Chartered Accountants Vancouver, Canada February 17, 2009

MIDWAY GOLD CORP.

 (an exploration stage company)

CONSOLIDATED BALANCE SHEETS

 (Expressed in Canadian dollars)

	December 31, 2008	December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$2,416,438	$8,325,280
Amounts receivable	86,451	108,364
Prepaid expenses	30,577	89,462
	2,533,466	8,523,106
Investments (note 3)	346,675	850,000
Reclamation deposit	517,711	349,239
Equipment (note 4)	218,325	237,326
Mineral properties (note 5)	46,971,127	47,452,905
	$50,587,304	$57,412,576

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$369,012	$518,424
Accrued interest payable (note 7)	7,918	-
Promissory note (note 7)	1,000,000	-
	1,376,930	518,424

Future income tax liability (note 12)	8,093,661	8,201,067

Stockholders' equity (note 6)
Common stock authorized - unlimited, no par value
Issued - 64,821,664 (2007 - 49,682,664)	88,181,641	80,507,539
Additional paid in capital	6,170,544	5,375,624
Accumulated other comprehensive loss	-	(120,000)
Deficit accumulated during the exploration stage	(53,235,472)	(37,070,078)
	41,116,713	48,693,085
	$50,587,304	$57,412,576

Nature of operations and going concern (note 1)
Commitments (note 5)
Contingency (note 8)
Subsequent events (notes 5(b), 5(c) and 14)

Approved on behalf of the Board:

“George Hawes” Director

“Alan Branham” Director

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative period from inception (Mar 14, 1996) to December 31, 2008
				(unaudited)
Expenses
Consulting	$223,518	$121,133	$37,625	$523,433
Depreciation	126,399	67,650	19,282	490,368
Gain on sale of subsidiary	-	-	-	(2,806,312)
Interest and bank charges	40,256	5,131	12,242	857,583
Investor relations	123,027	243,989	282,034	1,025,584
Legal, audit and accounting	610,497	374,777	148,945	1,850,787
Management fees	-	-	-	265,000
Mineral exploration expenditures (schedule)	9,085,990	10,038,930	6,432,052	42,860,796
Mineral property interests written off (note 5)	4,246,565	-	-	4,271,754
Office and administration (note 9)	184,189	169,790	147,396	1,099,379
Salaries and benefits	1,076,408	1,613,624	862,719	5,952,823
Transfer agent and filing fees	129,524	72,006	26,121	393,273
Travel	136,431	124,092	67,024	668,542

Operating loss	15,982,804	12,831,122	8,035,440	57,453,010

Other income (expenses):
Foreign exchange gain (loss)	(1,473,709)	1,108,258	(22,983)	(167,413)
Interest income	117,886	330,873	196,195	827,612
Loss on sale of equipment	(1,769)	(1,115)	-	(2,884)
Loss on sale of investments (note 3)	(9,773)	-	-	(9,773)
Investment write down (note 3)	(592,225)	(30,000)	-	(622,225)
Other income	-	-	-	87,221
	(1,959,590)	1,408,016	173,212	112,538
Net loss before income tax	17,942,394	11,423,106	7,862,228	57,340,472
Income tax recovery (note 12)	1,777,000	757,000	621,000	4,105,000
Net loss	$16,165,394	$10,666,106	$7,241,228	$53,235,472

Basic and diluted loss per share	$0.31	$0.24	$0.23
Weighted average number of shares outstanding	52,791,751	43,992,302	32,000,213

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Expressed in Canadian dollars)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative period from inception (Mar 14, 1996) to December 31, 2008
Cash provided by (used in):
Operating activities:
Net loss	$(16,165,394)	$(10,666,106)	$(7,241,228)	$(53,235,472)
Items not involving cash:
Depreciation	126,399	67,650	19,282	490,368
Stock-based compensation	501,028	1,502,912	992,400	4,983,893
Unrealized foreign exchange loss (gain)	1,669,594	(1,211,933)	(5,287)	163,374
Unrealized loss on investment	592,225	30,000	-	622,225
Non-cash interest expense	-	-	-	234,765
Income tax recovery	(1,777,000)	(757,000)	(621,000)	(4,105,000)
Gain on sale of subsidiary	-	-	-	(2,806,312)
Loss on sale of equipment	1,769	1,115	-	2,884
Loss on sale of investments	9,773	-	-	9,773
Write off of mineral property interests	4,246,565	-	-	4,271,754
Change in non-cash working capital items:
Amounts receivable	21,913	(6,067)	(31,709)	(69,947)
Prepaid expenses	58,885	(8,975)	(45,424)	(50,619)
Accounts payable and accrued liabilities	(149,412)	(112,226)	254,305	464,017
Accrued interest payable	7,918	-	-	7,918
	(10,855,737)	(11,160,630)	(6,678,661)	(49,016,379)

Investment activities:
Proceeds on sale of subsidiary	-	-	-	254,366
Proceeds on sale of equipment	919	694	-	1,613
Proceeds on sale of mineral property	-	233,459	-	233,459
Proceeds on sale of investments	21,327	-	-	21,327
Mineral property acquisitions	(3,676,287)	(3,832,280)	(989,701)	(19,910,811)
Deferred acquisition costs	-	-	(23,316)	(23,316)
Purchase of equipment	(110,086)	(240,163)	(78,763)	(1,696,693)
Reclamation deposit	(168,472)	(104,061)	(26,890)	(933,094)
	(3,932,599)	(3,942,351)	(1,118,670)	(22,053,149)

Financing activities:
Advance from Red Emerald Ltd.	-	-	-	12,010,075
Common stock issued, net of issue costs	7,879,494	14,859,422	15,085,188	54,151,286
Promissory note	2,000,000	-	-	2,000,000
Repayment of promissory note	(1,000,000)	-	-	(1,000,000)
Convertible debenture	-	-	-	6,324,605
	8,879,494	14,859,422	15,085,188	73,485,966

(Decrease) increase in cash and cash equivalents	(5,908,842)	(243,559)	7,287,857	2,416,438
Cash and cash equivalents, beginning of year	8,325,280	8,568,839	1,280,982	-
Cash and cash equivalents, end of year	$2,416,438	$8,325,280	$8,568,839	$2,416,438

Supplementary information - note 11

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

 (Expressed in Canadian dollars)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006

Net loss for the period before other comprehensive loss	16,165,394	10,666,106	$7,241,228
Unrealized loss on investment	502,225	120,000	-
Investment write-down	(622,225)	-	-
Comprehensive loss	$16,045,394	$10,786,106	$7,241,228

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

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

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

 (Expressed in Canadian dollars)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, December 31, 2002 brought forward	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares issued:
Private placement	700,000	638,838	201,162	-	-	840,000
Exercise of share purchase warrants	294,500	73,625	-	-	-	73,625
Share issue costs	-	(19,932)	-	-	-	(19,932)
Stock based compensation	-	-	531,000	-	-	531,000
Net loss	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	17,947,750	15,617,107	1,295,116	-	(11,765,327)	5,146,896
Shares issued:
Private placement	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of share purchase warrants	213,500	300,892	(46,267)	-	-	254,625
Exercise of stock options	250,000	157,000	(27,000)	-	-	130,000
Share issue costs	-	(183,512)	-	-	-	(183,512)
Stock based compensation	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004	20,645,650	18,013,756	2,338,734	-	(14,760,029)	5,592,461
Private placement	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of stock options	165,500	124,364	(31,964)	-	-	92,400
Exercise of share purchase warrants	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share issue costs	-	-	-	-	-	-
Stock based compensation	-	(184,660)	488,075	-	-	303,415
Net loss	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investments	-	-	-	(120,000)	-	(120,000)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,070,078)	48,693,085
Shares issued:
Private placement	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	(139,705)	-	-	-	(139,705)
Stock based compensation	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	64,821,664	$ 88,181,641	$ 6,170,544	$ -	$ (53,235,472)	$ 41,116,713

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative period from inception (May 14, 1996) to December 31, 2008
Exploration costs incurred are summarized as follows:				(unaudited)
Midway project
Assays and analysis	$ 57,592	$ 50,745	$ 159,184	$ 307,069
Communication	-	-	2,995	9,513
Drilling	477,456	375,239	933,246	2,042,150
Engineering and consulting	557,951	788,543	639,829	3,965,342
Environmental	76,182	51,425	36,973	220,157
Field office and supplies	58,281	54,645	45,381	200,645
Legal	34,142	28,326	-	72,887
Property maintenance and taxes	34,448	41,848	57,357	367,349
Reclamation costs	422	5,700	16,231	27,766
Reproduction and drafting	-	-	7,091	20,803
Salaries and labour	276,938	212,890	-	489,325
Travel, transportation and accommodation	59,041	110,806	92,771	372,426
	1,632,453	1,720,167	1,991,058	8,095,432
Spring Valley project
Assays and analysis	817,314	1,185,019	777,730	3,329,900
Communication	-	-	3,816	10,307
Drilling	2,765,189	3,365,985	1,935,887	10,261,511
Engineering and consulting	301,294	324,761	1,041,001	2,376,269
Environmental	14,705	139,044	108,923	300,445
Equipment rental	-	-	-	64,651
Field office and supplies	125,574	156,898	109,102	545,819
Legal	142,415	166,634	-	309,049
Operator fee	-	-	-	108,339
Property maintenance and taxes	96,414	92,126	120,240	451,097
Reclamation costs	16,064	38,810	21,338	83,689
Reproduction and drafting	-	791	22,738	29,724
Salaries and labour	530,581	596,749	-	1,127,330
Travel, transportation and accommodation	202,601	247,102	221,551	843,661
	5,012,151	6,313,919	4,362,326	19,841,791
Pan-Nevada projects
Assays and analysis	240,665	344,131	-	574,367
Drilling	597,247	719,399	-	1,250,540
Engineering and consulting	284,894	128,547	-	377,229
Environmental	9,241	5,816	-	14,860
Field office and supplies	30,372	45,929	-	70,508
Legal	985	21,836	-	9,318
Property maintenance and taxes	79,229	191,283	-	203,307
Reclamation costs	21,260	46,840	-	67,563
Reproduction and drafting	-	6,077	-	5,738
Salaries and labour	375,955	307,238	-	672,819
Travel, transportation and accommodation	46,033	99,594	-	136,463
	1,685,881	1,916,690	-	3,382,712
Burnt Canyon project
Assays and analysis	21,921	-	-	21,921
Engineering and consulting	23,765	-	-	23,765
Field office and supplies	81	324	-	405
Legal	2,214	-	-	2,214
Property maintenance and taxes	20,786	-	-	20,786
Salaries and labour	2,923	-	-	2,923
Travel, transportation and accommodation	1,728	1,317	-	3,045
	73,418	1,641	-	75,059
Sub-total balance carried forward	8,403,903	9,952,417	6,353,384	31,394,994

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative period from inception (May 14, 1996) to December 31, 2008
				(unaudited)
Sub-total balance brought forward	8,403,903	9,952,417	6,353,384	31,394,994
Thunder Mountain project
Assays and analysis	5,959	-	-	14,568
Drilling	35,396	-	-	77,956
Engineering and consulting	-	-	-	705
Environmental	108	-	-	1,717
Property maintenance and taxes	19	-	-	12,472
Reclamation costs	-	-	-	2,377
Salaries and labour	1,544	-	-	2,047
Travel, transportation and accommodation	55	-	-	55
	43,081	-	-	111,897
Maggie Creek project
Environmental	-	-	-	197
Field office and supplies	4,412	-	-	4,630
Legal	461	-	-	461
Property maintenance and taxes	8	-	-	14,275
	4,881	-	-	19,563
Afgan project
Assays and analysis	13,422	-	-	20,255
Communication	10,034	-	-	10,034
Drilling	3,025	-	-	69,131
Engineering and consulting	19,303	-	-	30,136
Environmental	4,665	-	-	4,665
Field office and supplies	1,989	-	-	3,893
Legal				3,351
Property maintenance and taxes	25,489	-	-	54,648
Reclamation costs	3,795	-	-	4,332
Salaries and labour	8,829	-	-	19,203
Travel, transportation and accommodation	2,747	-	-	8,599
	93,298	-	-	228,247
Gold Rock project
Assays and analysis	22,085			22,085
Drilling	96,168			99,764
Engineering and consulting	83,958			109,337
Environmental	534			534
Field office and supplies	12,460			16,131
Legal	1,547			11,699
Property maintenance and taxes	130,159			153,938
Reproduction and drafting	-			339
Salaries and labour	36,817			36,817
Travel, transportation and accommodation	15,894			19,206
	399,622	-	-	469,850
Golden Eagle project
Engineering and consulting	26,635			26,635
Field office and supplies	260			260
Legal	10,083			10,083
Travel, transportation and accommodation	6,044			6,044
	43,022	-	-	43,022
Sub-total balance carried forward	8,987,807	9,952,417	6,353,384	32,267,573

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative period from inception (May 14, 1996) to December 31, 2008
				(unaudited)
Sub-total balance brought forward	8,987,807	9,952,417	6,353,384	32,267,573
Pioche/Mineral Mountain project
Acquisition costs and option payments	-	-	-	40,340
Assays and analysis	-	-	-	13,037
Drilling	-	-	-	232,205
Engineering and consulting	-	-	-	38,212
Field office and supplies	-	-	-	16,236
Property maintenance and taxes	-	-	-	49,750
Reclamation costs	-	-	-	32,683
Travel, transportation and accommodation	-	-	-	21,124
	-	-	-	443,587
Black Prince project
Communication	-	-	-	938
Drilling	-	-	-	77,167
Engineering and consulting	-	-	-	78,698
Equipment rental	-	-	-	10,800
Field office and supplies	-	-	-	3,397
Geological and geophysical	-	-	-	63,481
Legal and accounting	-	-	-	1,163
Property maintenance and taxes	-	-	-	13,249
Reproduction and drafting	-	-	-	1,179
Travel, transportation and accommodation	-	-	-	7,255
Recoveries	-	-	-	(40,000)
	-	-	-	217,327
Ruby Violet project
Assays and analysis	-	-	-	20,499
Communication	-	-	-	108,762
Drilling	-	-	-	467,372
Engineering and consulting	-	-	-	3,120,317
Equipment rental	-	-	-	337,577
Field office and supplies	-	-	-	277,119
Foreign exchange gain	-	-	-	(38,134)
Freight	-	-	-	234,956
Interest on convertible loans	-	-	-	1,288,897
Legal and accounting	-	-	-	453,269
Marketing	-	-	-	91,917
Mining costs	-	-	-	693,985
Processing and laboratory supplies	-	-	-	941,335
Property maintenance and taxes	-	-	-	298,752
Security	-	-	-	350,584
Travel, transportation and accommodation	-	-	-	392,031
Utilities and water	-	-	-	59,425
	-	-	-	9,098,663
Sub-total balance carried forward	8,987,807	9,952,417	6,353,384	42,027,150

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative period from inception (May 14, 1996) to December 31, 2008
				(unaudited)
Sub-total balance brought forward	8,987,807	9,952,417	6,353,384	42,027,150

Property investigations
Assays and analysis	19,736	11,990	22,057	160,769
Drilling	-	-	-	169,129
Engineering and consulting	15,503	37,598	21,359	210,183
Environmental	5,132	8,486	2,145	22,761
Field office and supplies	1,773	2,520	-	17,472
Legal	10,660	292	-	10,952
Property maintenance and taxes	14,130	5,646	30,923	123,230
Reclamation costs	1,471	90	(5,828)	2,639
Reproduction and drafting	-	1,172	2,085	4,942
Salaries and labour	-	3,674	-	3,674
Travel, transportation and accommodation	29,778	15,045	5,927	107,895
	98,183	86,513	78,668	833,646

	$ 9,085,990	$ 10,038,930	$ 6,432,052	$ 42,860,796

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

1.

Nature of operations and going concern:

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

Going concern uncertainty

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.  The ability of the Company to continue as a going concern is uncertain and dependent upon obtaining the financing necessary to meet its financial commitments and to complete the development of its properties and/or realizing proceeds from the sale of one or more of the properties.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2008, the Company had cash of $2,416,438, working capital of $1,156,536, and has accumulated losses of $53,235,472 since inception.

Management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will exceed the amount of cash on hand at December 31, 2008. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures. The Company has 12,500,000 share purchase warrants outstanding with an exercise price of $0.28 that expire on May 12, 2009.  The market price at December 31, 2008 was $0.59 and there is a reasonable expectation that these warrants will be exercised to raise $3,500,000 of which $1,000,000 will be dedicated to repay the balance of the promissory note.  By the first week of May the Company will assess the situation and should the share purchase warrants not be exercised the Company will further reduce its staffing and curtail its budget to the available remaining cash until additional funds can be raised through the sale of equity.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

2.

Significant accounting policies (continued):

The Company meets the definition of a development stage enterprise under Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” (SFAS 7).  Pursuant to the rules and regulations of the Securities and Exchange Commission, a mining company in the exploration stage should not refer to itself as a development stage company in its financial statements, even though such company should comply with SFAS 7.  Under SFAS 7, the Company is required to provide additional disclosures from its date of inception, or the date the Company was reactivated to undertake development stage activities.  To comply with the requirements of SFAS 7, the statement of operations, stockholder equity and comprehensive loss and cash flows include cumulative amounts from May 14, 1996 to December 31, 2008.

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

(d)

Mineral properties:

Costs of exploring, carrying and retaining unproven properties are expensed as incurred. The Company also considers the provisions of EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets” which concluded that mineral rights are tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights.

(e)

Asset retirement obligations:

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company accrues its ongoing surface disturbance asset retirement obligations within accounts payable and accrued liabilities (December 31, 2008 $98,514).

(f)

Impairment of long-lived assets:

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

2.   Significant accounting policies (continued):

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

2.   Significant accounting policies (continued):

(i)

Net loss per share:

Basic net loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.  Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive.  At December 31, 2008, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 15,244,167 (December 31, 2007 – 3,331,668, December 31, 2006 – 5,421,000).

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

Estimates:

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

2.   Significant accounting policies (continued):

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

The determination of fair value for financial reporting purposes as at December 31, 2008 and utilizing the applicable framework is as follows:

Financial Instrument	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total
	Level 1	Level 2	Level 3
Available-for-sale securities	$156,675	$90,000		$$246,675
Derivatives	100,000			100,000
Total	$256,675	$90,000		$$346,675

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

2.   Significant accounting policies (continued):

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

(n)

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

3.

 Investments

As consideration for the Company’s sale of the Jessup project to Rye Patch Gold Corp. (“Rye Patch”) the Company was issued 2,000,000 common shares of Rye Patch and 1,000,000 common share purchase warrants (the “Warrants’) on September 28, 2007.  The Warrants entitle the Company to purchase one common share of Rye Patch at an exercise price of $1.00 until September 28, 2009.  The Company sold 155,500 common shares of Rye Patch during the year.  At December 31, 2008 the Company had 1,044,500 common shares of Rye Patch with no trading restrictions, 400,000 will become available to sell by March 28, 2009 and the final 400,000 will become available to sell by September 28, 2009.

	December 31, 2008
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair value
		($)	($)	($)
Available for sale - common shares (a)	1,844,500	830,025	(583,350)	246,675
Warrants (b)	1,000,000	100,000	-	100,000
Total investments		930,025	(583,350)	346,675

(a)

As at December 31, 2008, all of the Rye Patch common shares are marked to market.

(b)

Warrants are considered derivatives thus are marked to market each reporting period with gains or losses recorded in the Statement of Operations.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

3.

Investments (continued)

	December 31, 2007
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair value
		($)	($)	($)
Restricted common shares (a)	800,000	360,000	-	360,000
Available for sale - common shares	1,200,000	540,000	(120,000)	420,000
Warrants (b)	1,000,000	100,000	(30,000)	70,000
Total investments		1,000,000	(150,000)	850,000

During the year ended December 31, 2008, the Company realized a loss of $9,773 on the sale of 155,500 common shares of Rye Patch.   The Company recognized an unrealized loss on the common shares of $502,225 and an unrealized gain of $30,000 on the warrants of Rye Patch for the difference in the fair value at December 31, 2008 and December 31, 2007.  The Company considers that the decline in market value of this investment meets the characteristics of an “other than temporary impairment” and adjustments to fair value were recorded in earnings as investment write-down and re-classed from accumulated other comprehensive loss.

4.

Equipment:

	December 31, 2008			December 31, 2007
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer equipment	$ 234,071	$ 130,741	$ 103,330	$ 185,177	$ 55,696	$ 129,481
Office equipment	62,717	26,398	36,319	47,219	17,155	30,064
Field equipment	66,569	22,073	44,496	46,506	9,458	37,048
Trucks	89,389	55,209	34,180	67,629	26,896	40,733
	$ 452,746	$ 234,421	$ 218,325	$ 346,531	$ 109,205	$ 237,326

5.

Mineral properties:

The continuity of expenditures on mineral properties is as follows:

Mineral property	December 31, 2007	Additions	Written off	December 31, 2008
Midway	$ 6,394,704	$ 317,082	$ -	$ 6,711,786
Spring Valley	4,879,825	784,692	-	5,664,517
Pan	31,961,798	127,645	-	32,089,443
Afgan	4,168,784	105,263	(4,181,111)	92,936
Gold Rock	23,248	240,497	-	263,745
Maggie Creek	-	9,902	(9,902)	-
Burnt Canyon	24,546	45,934	-	70,480
Maiden Gold	-	55,552	(55,552)	-
Golden Eagle	-	2,078,220	-	2,078,220
	$ 47,452,905	$ 3,764,787	$ (4,246,565)	$ 46,971,127

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

5.

Mineral properties (continued):

 (a)

Midway property, Nye County, Nevada:

Through a series of agreements, amendments and payments the Company has the option to acquire a 100% interest in the Midway property subject only to a sliding scale royalty on Net Smelter Return (“NSR”) royalty from any commercial production of between 2% to 7%, based on changes in gold prices.  To maintain the option the Company must pay an advance minimum royalty, recoverable from commercial production, of US$300,000 per year ($312,539) on each August 15.

During the year ended December 31, 2008 the Company staked additional claims at a cost of US$4,525 ($4,543).

 (b)

Spring Valley property, Nevada:

On March 9, 2009 the Company signed an exploration and option to joint venture agreement with Barrick Gold Exploration Inc., a wholly owned subsidiary of Barrick Gold Corporation, on the Spring Valley gold project that superseded a term sheet executed on October 17, 2008.  Barrick is granted the exclusive right to earn a 60% interest in the project by spending US$30,000,000 on the property (US$4,000,000 guaranteed in the first year) over five years. Barrick may increase its interest by 10% (70% total) by spending an additional US$8,000,000 in the year immediately after vesting at 60%. At the Company’s election, Barrick may also earn an additional 5% (75% total) by carrying the Company to a production decision and arranging financing for the Company’s share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established. The Company will coordinate geologic and administrative activities under the direction of Barrick, billing monthly at cost plus an administrative fee of 5%.

Through a series of agreements, amendments and payments the Company has the option to acquire a 100% interest in the property package comprising the Spring Valley project subject to NSR royalties ranging from 1% to 7% on different claim groups within the property package.

The Company owns the original core package of 44 unpatented claims (the “Spring Valley Claims”).  The vendor retained a NSR royalty from commercial production over 500,000 ounces on a sliding scale increasing from 2% to 7% based on changes in gold prices. In addition, the vendor is entitled to a 1% overriding royalty on NSR from commercial production on all lands owned by the Company or an affiliate and located outside, but within a one half (1/2) mile perimeter of the Spring Valley Claims.

The Company has had an option to purchase 28 claims contiguous to the Spring Valley Claims since September 1, 2003 subject to the vendor’s 2% NSR royalty.  The Company paid an option payment of US$100,000 ($104,179) on September 1, 2008 with a final option payment of US$100,000 due by September 1, 2009.

On April 25, 2006, the Company entered into a mineral lease agreement and option to purchase 12 unpatented lode mining claims for US$600,000.  The Company paid US$12,000 on signing, US$24,000 on April 25, 2007 and US$36,000 on April 25, 2008 ($36,362) and each year thereafter to maintain the option.  The option payments can be credited against the purchase price.  The owner retained a 3% NSR royalty.

On July 18, 2008 Midway paid its annual payment of US$20,000 to Dave Rowe and Randall Stoebert ($20,836) to maintain its option to purchase 97 unpatented mining claims.  Alternatively Midway can purchase these claims for $600,000 with any payments already paid credited against the total. Mr. Rowe and Mr. Stoebert retained a 3% NSR royalty from commercial production on these claims.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

5.

Mineral properties (continued):

(b)

Spring Valley property, Nevada (continued):

On October 30, 2006, the Company entered into a mineral lease agreement and option to purchase 2 unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalties payable.  The Company paid US$2,000 on execution, US$4,000 on October 30, 2007, US$5,000 on October 30, 2008 ($6,062) and must pay US$6,000 on each October 30 annually thereafter.  The Company has the option to purchase each claim for a price of US$100,000. Any advance royalties paid will be credited against the purchase price.

On June 1, 2007 the Company entered into a mineral lease agreement and option to purchase 2 unpatented lode mining claims for US$500,000.  To maintain the option the Company must make monthly payments of US$1,000 (paid through to December 2008) ($6,060) and one-time payments of US$25,000 by June 1, 2009, US$150,000 by June 1, 2012, US$150,000 by June 1, 2014 and US$55,000 by June 1, 2017.   All payments shall be credited towards the purchase price.

On May 5, 2006, the Company purchased land and mineral rights of 920 gross acres, 320 acres net surface, 770 acres net mineral, (the “Seymork Parcel”) from Seymork Investments Ltd. (“Seymork”) for US$200,000, subject to a 3% NSR royalty on any production and sale of metals from the claims.  On June 11, 2008 the Court settled a long standing title dispute to this ground validating the Company’s claim to the Seymork Parcel.  The settlement allowed the Company to purchase two promissory notes secured against the property for approximately US$598,000 ($609,788 in July 2008).   In the future, the Company may elect to sell up to 27.6 square miles of interests in lands included in the purchase (9.1 square miles of net surface, 19 square miles net minerals) but not needed for development of the Spring Valley project to recover a portion of the cost.

During the year ended December 31, 2008 the Company staked additional claims at a cost of US$1,392 ($1,405).

 (c)

Pan Property, Nevada:

The Company assumed the January 7, 2003 mineral lease agreement with Gold Standard Royalty Corporation (“GSRC”) (formerly the Lyle Campbell Trust) for a 100% interest in the Pan property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$65,000 year work expenditures, including claim maintenance fees, during the term of the mining lease.  On January 1, 2008 the Company paid US$118,343 ($118,826).  Subsequent to the year end the Company paid US$151,658 on January 1, 2009.

During the year ended December 31, 2008 the Company staked additional claims at a cost of US$8,783 ($8,819) some of which fall within the one mile area of interest of GSRC mining lease and will be subject to the NSR royalty to GSRC.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

5.

Mineral properties (continued):

(d)

Afgan Property, Nevada:

Pursuant to the acquisition of Pan-Nevada described in Note 3, the Company assumed the January 7, 2003 mineral lease agreement with GSRC for a 100% interest in the Afgan property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$40,000 or the US dollar equivalent of 116 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$60,000 year work expenditures, including claim maintenance fees, during the term of the mining lease.  The Company paid US$78,896 on January 1, 2008 ($79,218) and subsequently terminated this lease and wrote off this portion of the property costs in the year.  The Company wrote off the $4,101,893 fair value assigned to this project on the April 16, 2007 acquisition of Pan-Nevada Gold Corporation for a total write down of $4,181,111.

In August 2007, Midway acquired 104 unpatented claims from WFW Resources, LLC of Elko, Nevada, for a US$52,000 property payment and annual advance royalty payments of US$25,000 per year ($26,045) for years 2 to 5 and US$50,000 per year for years 6 to 10 with a NSR royalty of 4%. The royalty can be bought down to 1% NSR depending upon the price of gold.

(e)

Gold Rock (formerly the Monte) Property, Nevada:

The Company assumed the March 20, 2006 mineral lease agreement with GSRC for a 100% interest in the Gold Rock property. The Company must pay an advance minimum royalty of US$30,000 in 2008 ($30,123) and US$45,000 by January 5, 2009.  By January 5, 2010 and annually thereafter US$60,000 thereafter or  the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$75,000 year work expenditures, including claim maintenance fees, during the term of the mining lease.

On January 15, 2007 the Company entered into a mineral lease agreement with Anchor Mineral, Inc. of Kansas, for unpatented mining claims adjoining the Gold Rock project.  To maintain the option the Company must pay advance minimum royalty payments creditable against a 3.5% NSR production royalty of US$6,000 paid June 1, 2008 ($6,060), US$10,000 by January 15, 2009, US$20,000 by January 15, 2010, US$30,000 by January 15, 2001 and thereafter the greater of US$30,000 or the gold equivalent price which is determined by multiplying US$30,000 by a factor of the closing price of gold on the last business day in December 2010 over the closing price of gold on January 15, 2007.

On January 24, 2008 the Company entered into a mineral lease agreement with Messrs. Pert and Moyle of Nevada for 13 unpatented mining claims over the Easy Junior deposit area.  The Company paid a first annual minimum royalty of US$50,000 ($50,205) and will be required to make annual minimum royalty payments of US$50,000 for years 2 to 6; US$60,000 for years 7 to 11 and US$75,000 for year 12 and thereafter for the remainder of the fifteen year lease.  The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 6% based on the gold price.  The Company has an option to outright purchase the claims for US$5,000,000 with any minimum advance royalty payments creditable against the purchase price.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

5.

Mineral properties (continued):

(e)

Gold Rock (formerly the Monte) Property, Nevada (continued):

On February 13, 2008 the Company entered into a mineral lease agreement with Mr. Pankow of Nevada for two unpatented mining claims adjacent to the Gold Rock project.  The Company paid a first annual minimum royalty of US$7,750 ($7,782) and will be required make annual minimum royalty payments of US$7,750 for years 2 to 6; US$9,250 for years 7 to 11 and US$11,500 for year 12 and thereafter for the remainder of the fifteen year lease.  The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 5% based on the gold price.  The Company has an option to outright purchase the claims for US$775,000 with any minimum advance royalty payments creditable against the purchase price.

On February 13, 2008 the Company was assigned an existing lease on 10 unpatented claims adjoining the Gold Rock property by William Sheriff, a director of the Company at the time, in consideration of 30,000 common shares at a value of US$86,215 ($88,500) issued on March 31, 2008.  The Company assumed the obligations of the February 15, 2004 underlying lease with Ronny Jordan and paid Mr. Jordan the first annual lease payment of US$10,000 ($10,041). During the term of the lease annual minimum royalty payments of US$15,000 will be required each February 15 thereafter.  The Company may elect at any time during the life of the agreement to purchase half of the property for US$1,000,000 and the remaining half may be purchased for another US$1,500,000 with all royalty payments paid prior to the purchase creditable against the purchase price.  A 2.5% NSR royalty was retained by Ronny Jordan and a 0.5% NSR royalty was retained by William Sheriff.

During the year ended December 31, 2008 the Company staked additional claims at a cost of US$47,594 ($47,786) some of which fall within the one mile area of interest of the GSRC mining lease or the Anchor Minerals Lease and will be subject to the NSR royalty to either GSRC or Anchor Minerals.

(f)

Maggie Creek Property, Nevada:

The Company assumed the January 7, 2003 mineral lease agreement with GSRC for a 100% interest in the Maggie Creek property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$5,000 or the US dollar equivalent of 14.5 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company paid US$9,862 ($9,902) on January 1, 2008 and subsequently wrote this property off during the year.

(h)

Burnt Canyon Property, Nevada:

On November 19, 2007, the Company entered into a mineral lease agreement and option to purchase unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalty payable. The Company paid US$25,000 on execution, US$25,000 by November 19, 2008 ($30,312), US$30,000 by November 19, 2009, US$40,000 by November 19, 2010 and US$50,000 by November 19, 2011 and year thereafter. The Company has the option to purchase the claims for a price of US$1,000,000. Any advance royalties paid will be credited against the purchase price.

On May 1, 2008, the Company entered into a mineral lease agreement and option to purchase 20 unpatented lode mining claims for a series of annual payments as advances upon the 2% NSR royalty payable.  The Company paid US$10,000 ($10,100) on execution, US$10,000 by each of May 1, 2009 and May 1, 2010, US$15,000 by May 1, 2011 and US$20,000 by May 1, 2012 and each year thereafter.  The Company has the option to purchase these claims for a total purchase of US$2,500,000. Any advance royalties paid will be credited against the purchase price.

During the year ended December 31, 2008 the Company staked additional claims at a cost of US$5,500 ($5,522).

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

5.

Mineral properties (continued):

 (h)

Maiden Gold, Montana:

On April 4, 2008 the Company entered into a mineral lease agreement with Patrick D. Henry and Daniel Bauer for patented mining claims and unpatented mining claims located in Fergus County, Montana.  The Company paid a first annual minimum royalty of US$45,000 and a US$10,000 signing bonus and would have been required to make annual minimum royalty payments.  The Company was not able to secure the rest of the necessary property package and abandoned this effort and wrote off the $55,552 in acquisition costs.

(j)

Golden Eagle, Washington:

On August 1, 2008 the Company issued 600,000 common shares at US$2.50 per common share for proceeds of US$1,500,000 by way of a private placement to Kinross Gold USA Inc.; purchased a 75% interest in the Golden Eagle, Washington, project from Kinross Gold USA Inc. at a cost of US$1,500,000 ($1,537,950) and purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of US$483,333 ($500,200). Kinross retained a 2% net smelter returns royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill.

Midway completed the acquisition of the Golden Eagle property through a wholly-owned subsidiary created to hold the property.  Title transfer costs were US$32,843 ($40,070).

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

6.

Share capital (continued):

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

6.

Share capital (continued):

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

6.

Share capital (continued):

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

(xxv)

On April 16, 2007, the Company issued 7,764,109 common shares at a value of $25,000,431, 308,000 stock options at a value of $608,020 and 870,323 share purchase warrants at a value of $1,420,054 in connection with the acquisition of Pan-Nevada Gold Corporation.  By December 31, 2007, 154,000 of the stock options had been exercised and 761,823 share purchase warrants had been exercised.  By December 31, 2008 the remaining 108,500 share purchase warrants were exercised and 84,000 stock options had been exercised.  On October 11, 2008 the final 70,000 stock options expired not exercised.

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

(xxx)

On November 12, 2008 the Company issued 12,500,000 units at $0.22 per unit for proceeds of $2,750,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at $0.28 per share until May 12, 2009.  The proceeds of the financing of $2,750,000 were allocated on a relative fair value basis as $1,793,491 to common shares and $956,509 as to warrants.   The Company incurred $23,395 in issue costs for this private placement.  The Company agreed with Golden Predator that 50% of the proceeds of any warrants exercised pursuant to this private placement will be applied to the remaining $1,000,000 owed on the promissory note until it is paid (see note 8).

(xxxi)

In addition to the stock options reported in paragraph xxv, during 2008, the Company issued 395,000 common shares pursuant to the exercise of stock options for proceeds of $613,250.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

6.

Share capital (continued):

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

Expiry date	Exercise price per share	Balance December 31, 2007	Granted	Exercised	Cancelled or expired	Balance December 31, 2008

February 11, 2008	$1.43	84,000	-	(84,000)	-	-
September 5, 2008	$1.24	100,000	-	-	(100,000)	-
October 11, 2008	$1.07	70,000	-	-	(70,000)	-
September 14, 2009	$0.80	242,500	-	(20,000)	-	222,500
February 4, 2010	$0.85	80,000	-	-	-	80,000
June 24, 2010	$1.30	500,000	-	(275,000)	-	225,000
March 9, 2011	$2.00	100,000	-	(25,000)	-	75,000
March 22, 2011	$2.00	100,000	-	-	-	100,000
May 4, 2011	$2.00	30,000	-	-	-	30,000
June 11, 2011	$2.53	385,000	-	(75,000)	-	310,000
August 30, 2011	$2.63	40,000	-	-	-	40,000
November 30, 2011	$2.70	140,000	-	-	-	140,000
January 23, 2012	$3.00	25,000	-	-	-	25,000
March 7, 2012	$2.93	100,000	-	-	-	100,000
April 26, 2012	$3.20	200,000	-	-	(100,000)	100,000
July 31, 2012	$2.71	975,000	-	-	(158,333)	816,667
October 30, 2012	$3.36	100,000	-	-	-	100,000
November 16, 2012	$3.25	40,000	-	-	(13,333)	26,667
December 6, 2012	$3.32	15,000	-	-	-	15,000
April 13, 2014	$2.04	400,000	-	-	-	400,000
May 12, 2013	$2.00	-	50,000	-	-	50,000
May 23, 2013	$2.00	-	75,000	-	-	75,000
July 16, 2013	$2.00	-	215,000	-	(51,667)	163,333
		3,726,500	340,000	(479,000)	(493,333)	3,094,167

Weighted average exercise price		$2.18	$2.00	$1.53	$2.22	$2.26

At December 31, 2008, all but 350,000 of the 3,094,167 stock options were exercisable and the intrinsic value of the vested stock options was $nil as the quoted price of our common stock was below their exercise price.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

6.

Share capital (continued):

 (c)

Stock options (continued):

Expiry date	Exercise price per share	Balance December 31, 2006	Granted	Exercised	Balance December 31, 2007

March 7, 2007	$1.40	150,000	-	(150,000)	-
July 12, 2007	$1.43	-	21,000	(21,000)	-
July 12, 2007	$1.07	-	42,000	(42,000)	-
August 11, 2007	$1.43	-	91,000	(91,000)	-
February 11, 2008	$1.43	-	84,000	-	84,000
September 5, 2008	$1.24	200,000	-	(100,000)	100,000
October 11, 2008	$1.07	-	70,000	-	70,000
September 14, 2009	$0.80	308,500	-	(66,000)	242,500
February 4, 2010	$0.85	80,000	-	-	80,000
June 24, 2010	$1.30	575,000	-	(75,000)	500,000
October 4, 2010	$1.70	30,000	-	(30,000)	-
March 9, 2011	$2.00	100,000	-	-	100,000
March 22, 2011	$2.00	100,000	-	-	100,000
May 4, 2011	$2.00	30,000	-	-	30,000
June 11, 2011	$2.53	405,000	-	(20,000)	385,000
August 30, 2011	$2.63	40,000	-	-	40,000
November 30, 2011	$2.70	140,000	-	-	140,000
January 23, 2012	$3.00	-	25,000	-	25,000
March 7, 2012	$2.93	-	100,000	-	100,000
April 26, 2012	$3.20	-	200,000	-	200,000
July 31, 2012	$2.71	-	975,000		975,000
October 30, 2012	$3.36	-	100,000		100,000
November 16, 2012	$3.25	-	40,000		40,000
December 6, 2012	$3.32	-	15,000		15,000
April 13, 2014	$2.04	400,000	-	-	400,000
		2,558,500	1,763,000	(595,000)	3,726,500

Weighted average exercise price		$1.62	$2.59	$1.33	$2.18

At December 31, 2007, all but 503,332 of the 3,726,500 stock options were exercisable.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

6.

Share capital (continued):

 (c)

Stock options (continued):

Expiry date	Exercise price per share	Balance December 31, 2006	Granted	Exercised	Balance December 31, 2007

March 7, 2007	$1.40	150,000	-	(150,000)	-
July 12, 2007	$1.43	-	21,000	(21,000)	-
July 12, 2007	$1.07	-	42,000	(42,000)	-
August 11, 2007	$1.43	-	91,000	(91,000)	-
February 11, 2008	$1.43	-	84,000	-	84,000
September 5, 2008	$1.24	200,000	-	(100,000)	100,000
October 11, 2008	$1.07	-	70,000	-	70,000
September 14, 2009	$0.80	308,500	-	(66,000)	242,500
February 4, 2010	$0.85	80,000	-	-	80,000
June 24, 2010	$1.30	575,000	-	(75,000)	500,000
October 4, 2010	$1.70	30,000	-	(30,000)	-
March 9, 2011	$2.00	100,000	-	-	100,000
March 22, 2011	$2.00	100,000	-	-	100,000
May 4, 2011	$2.00	30,000	-	-	30,000
June 11, 2011	$2.53	405,000	-	(20,000)	385,000
August 30, 2011	$2.63	40,000	-	-	40,000
November 30, 2011	$2.70	140,000	-	-	140,000
January 23, 2012	$3.00	-	25,000	-	25,000
March 7, 2012	$2.93	-	100,000	-	100,000
April 26, 2012	$3.20	-	200,000	-	200,000
July 31, 2012	$2.71	-	975,000		975,000
October 30, 2012	$3.36	-	100,000		100,000
November 16, 2012	$3.25	-	40,000		40,000
December 6, 2012	$3.32	-	15,000		15,000
April 13, 2014	$2.04	400,000	-	-	400,000
		2,558,500	1,763,000	(595,000)	3,726,500

Weighted average exercise price		$1.62	$2.59	$1.33	$2.18

At December 31, 2007, all but 503,332 of the 3,726,500 stock options were exercisable.

The Company uses the simplified method to estimate the expected life of stock options because there is not enough historical share option exercise experience upon which to estimate expected terms with any greater degree of certainty.  The simplified method is the average of the vesting term and the contract life.

The Company recorded stock-based compensation expense of $501,028 in the year ended December 31, 2008 for options vesting in that period of which $242,870 was included in salaries and benefits in the statement of operations and $258,158 was included in salaries and labour in the schedule of mineral exploration expenditures.  There is a balance of $79,239 that will be recognized over the next two fiscal years as the options vest. The fair value of each stock option grant was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.25 years; volatility ranging from 64% to 67%; no dividend yield; and a risk free interest rate ranging from 2.71% to 3.24%.

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

6.

Share capital (continued):

 (c)

Stock options (continued):

Pan-Nevada in April 2007 the Company issued 308,000 stock options to Pan-Nevada option holders.  The Company recorded the $608,020 fair value of these options as a part of the cost to acquire Pan-Nevada.  The fair value of each option grant was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 4 to 10 months; volatility of 68%; no dividend yield; and a risk free interest rate of 4.13%.

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

The weighted average grant date fair value of options for the year ended December 31, 2008 was $0.93 (2007 - $1.41; 2006 - $1.22).

The intrinsic value of vested stock options outstanding at December 31, 2008 is calculated on the difference between the exercise prices of the underlying options and the quoted price of our common stock as of the reporting date.

(d)

Share purchase warrants:

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance December 31, 2007	Issued	Exercised	Expired	Balance December 31, 2008

May 23, 2008	$1.43	108,500	-	(108,500)	-	-
May 12, 2009	$0.28	-	12,500,000	-	-	12,500,000
		108,500	12,500,000	(108,500)	-	12,500,000

Expiry date	Exercise price per share	Balance December 31, 2006	Issued	Exercised	Expired	Balance December 31, 2007

May 16, 2007	$2.70	1,862,500	-	(1,725,000)	(137,500)	-
July 19, 2007	$1.96	-	418,822	(418,822)	-	-
November 10, 2007	$3.00	1,000,000	-	(908,782)	(91,218)	-
May 23, 2008	$1.43	-	451,501	(343,001)	-	108,500
		2,862,500	870,323	(3,395,605)	(228,718)	108,500

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

6.

Share capital (continued):

 (d)

Share purchase warrants:

Expiry date	Exercise price per share	Balance December 31, 2005	Issued	Exercised	Expired	Balance December 31, 2006

February 16, 2006	$1.00	2,477,000	-	(2,477,000)	-	-
July 27, 2006	$1.15	500,000	-	(500,000)	-	-
August 22, 2006	$1.45	250,000	-	(250,000)	-	-
May 16, 2007	$2.70	-	1,862,500	-	-	1,862,500
November 10, 2007	$3.00	-	1,000,000	-	-	1,000,000
		3,227,000	2,862,500	(3,227,000)	-	2,862,500

On November 12, 2008 the Company issued 12,500,000 warrants as part of a unit by way of a private placement. Each warrant entitles the holder to purchase one additional common share at $0.28 per share until May 12, 2009.  The Company recorded a relative fair value of $956,509 as to warrants.   The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 6 months; volatility of 168%; no dividend yield; and a risk free interest rate of 1.84%.

On April 16, 2007, with the acquisition of Pan-Nevada, the Company issued 870,323 share purchase warrants to Pan-Nevada warrant holders.  The Company recorded the $1,420,054 fair value of these warrants as a part of the cost to acquire Pan-Nevada.  The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3 to 18 months; volatility of 68%; no dividend yield; and a risk free interest rate of 4.13%.

7.

Promissory note:

On July 17, 2008, the Company and Golden Predator Mines Inc. (“Golden Predator”) entered into a term sheet (the “Term Sheet”) describing the principal terms of a business combination between the two companies.  Completion of the transaction was subject to receipt of a favourable fairness opinion, completion of due diligence investigations, the parties entering into a definitive agreement, securities law compliance and obtaining all necessary court, regulatory, stock exchange, board and shareholder approvals.  On September 15, 2008 the Term Sheet expired and the business combination was not completed.

Pursuant the Term Sheet, Golden Predator agreed to provide a loan facility of $5 million to the Company, which the Company could draw upon in instalments of $1 million.    On August 28, 2008 the Company drew $2 million of the facility and issued a promissory note that will mature with interest at the Canadian prime rate plus 2% on July 16, 2009.  On November 12, 2008 the Company and Golden Predator mutually agreed to release each other from all matters related to the Term Sheet, remove all restrictions and reporting obligations for the use of proceeds of the Promissory Note and the Company agreed to early pay Golden Predator $1,000,000 of the Promissory Note together with $27,274 interest accrued to that date.  Finally the Company agreed that 50% of the proceeds of any warrants exercised pursuant to the private placement closed on November 12, 2008 will be applied to the Promissory Note until it is paid.  Otherwise the Promissory Note will be paid when it matures on July 16, 2009.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

8.

Contingency:

In May 2006, the Company’s wholly-owned Nevada subsidiary MGC Resources Inc. (“MGC") purchased additional property (the “Seymork Parcel”) from Seymork Investments Ltd. (“Seymork”) for US$200,000 to expand the Spring Valley project in Nevada. The Seymork Parcel represented about 4% of the surface area of the Spring Valley project at that time.  In 1998, the transfer of Emma Wagner’s ("Wagner") interest in the Seymork Parcel to Seymork, as well as a transfer of the interest held by Wagner’s deceased husband’s estate to Seymork, was formally approved by a Nevada court.  As part of the consideration for the court-approved transaction, Seymork executed two promissory notes, one in favor of Wagner and one in favor of the estate of Wagner’s deceased husband.  Two deeds of trust relating to the Seymork Parcel were also executed and recorded to secure payment of the promissory notes.  Both notes were later assigned to a group represented by Wallace D. Stephens (collectively "Stephens").  The promissory notes were not repaid and, in March 2006, Stephens sought to foreclose its interest against Seymork. In June 2006, Wagner brought a cross claim in the lawsuit against Seymork alleging that Wagner was the rightful owner of the Disputed Property, and claiming that the conveyance to Seymork was not a sale but that Seymork had agreed to hold the Seymork Parcel in trust for Wagner.  MGC joined the lawsuit in order to protect its interests in the Seymork Parcel. On June 11, 2008 a Nevada court settled the long standing title dispute to this ground validating the Company’s claim to the Seymork Parcel.  The settlement allowed the Company to purchase the two promissory notes secured against the property for approximately US$598,000 in July 2008 (note 5(b)).

9.

Related party transactions:

(a)

During the year ended December 31, 2008 $90,000 (2007 - $110,000; 2006 - $122,500) was paid for office facilities and administrative services to a company with an officer in common.

(b)

Recovery of office costs from a company managed by common directors and officers $22,348 (2007 - $25,784; 2006 - $nil).

(c)

During the year ended December 31, 2008 the Company issued a director, at the time, 30,000 common shares pursuant to a mineral property agreement described in note 5(e).

Included in accounts payable and accrued liabilities at December 31, 2008 is $16,204  (December 31, 2007 - $24,056; December 31, 2006 - $587) payable to the companies referred to in this note and other directors and officers and a total of $11,909 is included in accounts receivable at December 31, 2007 (2006 - $1,589) is due from these related parties.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.

Financial instruments:

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities, accrued interest payable and promissory note approximate their fair values due to the short term nature of these instruments. Investments as at December 31, 2008 are recorded at fair value (note 3).

11.

Supplemental disclosure with respect to cash flows:

The significant non-cash transactions for the year ended December 31, 2008 consisted of the issue of 30,000 common shares for an option payment for a mineral property in the amount of $88,500 (note 5), the transfer of $453,212 for the fair value of stock options exercised and the transfer of $209,405 for the fair value of share purchase warrants exercised from paid in additional capital to share capital.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

12.

Supplemental disclosure with respect to cash flows (continued):

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

13.

Income taxes:

The majority of the difference between the actual tax recovery and the expected B.C. statutory corporate income tax recovery follows:

	2008	2007	2006
Canadian statutory income tax rate	31.00%	34.12%	34.12%

Income tax benefit at statutory rate	(5,571,429)	(3,897,564)	(2,682,592)
Permanent differences	704,349	(608,436)	722,592
Tax recovery on write-down of mineral properties	(1,158,000)	-	-
Unrecognized tax losses and other	4,248,080	3,749,000	1,339,000

Income tax recovery	$ (1,777,000)	$(757,000)	(621,000)

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(expressed in Canadian dollars)

The significant components of the Company’s future income tax assets and liabilities at December 31 are as follows:

	2008	2007
Future income tax assets:
Canada:
Equipment, mineral properties and other	$ 146,503	$(346,000)
Non-capital losses carried forward	1,458,188	1,303,000
Capital losses carried forward	823,767	852,000
United States:
Mineral properties	10,016,928	5,757,000
Losses carried forward	882,841	716,000
Total future income tax assets	13,328,227	8,282,000
Valuation allowance	(13,328,227)	(8,282,000)
Future income tax assets, net	-	-

Future income tax liabilities:
United States:
Mineral properties	(8,093,661)	(8,201,067)
Future income tax liabilities	(8,093,661)	(8,201,067)
Net future income tax assets (liabilities)	$ (8,093,661)	$(8,201,067)

At December 31, 2008, the Company has available losses for tax purposes in Canada and the United States of approximately $5,795,000 (2007 - $4,827,000) and $3,163,000 (2007 - $2,106,000), respectively, which can be applied to reduce taxable income until 2027. The Company also has Canadian capital losses of approximately $6,303,000 which are without expiry.

14.

Segment disclosures:

The Company considers itself to operate in a single segment, being mineral exploration and development. Geographic information is as follows:

	Canada	United States	Total
December 31, 2008:
Long-lived assets	346,800	47,707,038	48,053,838

December 31, 2007:
Long-lived assets	850,000	48,039,470	48,889,470

December 31, 2006:
Long-lived assets	23,354	7,938,349	7,961,703

15.

Subsequent events:

Subsequent to December 31, 2008 the board of directors granted 1,415,000 stock options pursuant to the Plan at an exercise price of $0.56 and a five year term expiring on January 7, 2004.  In addition 491,667 stock options expired unexercised.

 INDEX TO EXHIBITS

Exhibit No.	Exhibit Name

23.1	Consent of KPMG LLP

23.2	Consent of Michael M. Gustin (Mine Development Associates)

23.3	Consent of Eric LeLacheur and Don Harris

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

KPMG LLP Chartered Accountants PO Box 10426 777 Dunsmuir Street Vancouver BC V7Y 1K3 Canada	Telephone (604) 691-3000 Fax (604) 691-3031 Internet www.kpmg.ca

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Midway Gold Corp.

We consent to the incorporation by reference in the registration statement (No. 001-33894) on Form 10-K of Midway Gold Corp. of our reports dated February 17, 2009, with respect to the consolidated balance sheets of Midway Gold Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, comprehensive loss, and stockholders’ equity for each of the years in the three-year period ended December 31, 2008, and the effectiveness of internal control over financial reporting as of December 31, 2008, which reports appear in the December 31, 2008 annual report on Form 10-K of Midway Gold Corp.

Our report dated February 17, 2009 contains an explanatory paragraph that states that the Company has suffered recurring losses from operations and has insufficient funds to meet planned expenditures over the next twelve months which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

(Signed) KPMG LLP

Vancouver, Canada

March 30, 2009

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

EXHIBIT 23.2

Consent of Michael M. Gustin

Reference is made to the Annual Report of Midway Gold Corp. (the “Company”) on Form 10-K filed with the Securities and Exchange Commission on March 30, 2009 (the “Annual Report”).

I hereby consent to the references to my name under the heading “Description of Properties – Pan Property – Mineral Resources” in the Annual Report which the Company used, or directly quoted from, in preparing summaries concerning the Company’s mineral resources which appear in such Annual Report and the incorporation therein of such references to the Company’s registration statement on Form S-8 (File No. 333-148796)

/s/ “Michael M. Gustin”

Michael M. Gustin

Mine Development Associates

March 30, 2009

EXHIBIT 23.3

Consent of Eric LeLacheur and Don Harris

Reference is made to the Annual Report of Midway Gold Corp. (the “Company”) on Form 10-K filed with the Securities and Exchange Commission on March 30, 2009 (the “Annual Report”).

We, Eric LeLacheur and Don Harris both of the State of Nevada, hereby consent to the references to my name under the heading “Description of Properties – Spring Valley – Exploration”  in the Annual Report which the Company used, or directly quoted from, in preparing summaries concerning the Company’s mineral resources which appear in such Annual Report and the incorporation therein of such references to the Company’s registration statement on Form S-8 (File No. 333-148796)

/s/ Eric LeLacheur

Eric LeLacheur

/s/ Don Harris

Don Harris

March 30, 2009

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

Date: March 30, 2009	/s/ Alan D. Branham Alan D. Branham President, Chief Executive Officer and Director (Principal Executive Officer)

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

Date: March 30, 2009	/s/ Doris A. Meyer Doris A. Meyer Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Annual Report of the Company on Form 10-K for the period ended December 31, 2008 (the “Report”) that:

  1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2009	/s/ Alan D. Branham Alan D. Branham President, Chief Executive Officer and Director (Principal Executive Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Annual Report of the Company on Form 10-K for the period ended December 31, 2008 (the “Report”) that:

  1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2009	/s/ Doris A. Meyer Doris A. Meyer Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)

 The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.