Form 10-Q
period 2009-03-31
Midway Gold Corp
filed 2009-05-11
CIK 1319009

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.      Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer           Accelerated filer     Non-accelerated filer       Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of Shares outstanding at May 8, 2009      75,071,664

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

1

ITEM 1.

 FINANCIAL STATEMENTS.

1

ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

22

ITEM 3.

 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

32

ITEM 4.

 CONTROLS AND PROCEDURES.

32

PART II - OTHER INFORMATION

33

ITEM 1.

 LEGAL PROCEEDINGS.

33

ITEM 1A.

RISK FACTORS.

33

ITEM 2.

 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

34

ITEM 3.

 DEFAULT UPON SENIOR SECURITIES.

34

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

34

ITEM 5.

OTHER INFORMATION.

34

ITEM 6.

EXHIBITS.

34

SIGNATURES

36

EXPLANATORY NOTE

All references to “$” in this report means the Canadian dollar.  All references to “US$” refers to the U.S. dollar, and unless otherwise indicated all currency amounts in this report are stated in Canadian dollars.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM BALANCE SHEETS

 (Expressed in Canadian dollars)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,476,540	$2,416,438
Amounts receivable	256,693	86,451
Prepaid expenses	110,538	30,577
	1,843,771	2,533,466
Investments (note 4)	171,080	346,675
Reclamation deposit	497,381	517,711
Equipment (note 5)	175,772	218,325
Mineral properties (note 6)	47,319,074	46,971,127
	$50,007,078	$50,587,304

Liabilities and stockholders' equity

Current liabilities
Accounts payable and accrued liabilities	$348,598	$369,012
Accrued interest payable (note 8)	19,973	7,918
Promissory note (note 8)	1,000,000	1,000,000
	1,368,571	1,376,930

Future income tax liability	8,375,085	8,093,661

Stockholders' equity (note 7)
Common stock authorized - unlimited, no par value
Issued - 64,821,664 (2008 - 64,821,664)	88,181,641	88,181,641
Additional paid in capital	6,564,414	6,170,544
Accumulated other comprehensive income	-	-
Deficit accumulated during the exploration stage	(54,482,633)	(53,235,472)
	40,263,422	41,116,713
	$50,007,078	$50,587,304

Nature of operations and going concern (note 1)
Subsequent event (notes 1, 8 and 12)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Cumulative period from inception (May 14, 1996) to March 31, 2009

Expenses
Consulting (note 9)	$24,668	$26,109	$548,101
Depreciation	32,617	27,928	522,985
Gain on sale of subsidiary	-	-	(2,806,312)
Interest and bank charges	14,119	1,192	871,702
Investor relations	18,872	43,671	1,044,456
Legal, audit and accounting	30,056	48,837	1,880,843
Management fees	-	-	265,000
Mineral exploration expenditures (Schedule)	265,929	2,337,032	43,126,725
Mineral property interests written off	-	-	4,271,754
Office and administration (note 9)	53,089	36,436	1,152,468
Salaries and benefits	487,770	289,260	6,440,593
Transfer agent and filing fees	17,429	34,028	410,702
Travel	35,152	44,448	703,694

Operating loss	979,701	2,888,941	58,432,711

Other income (expenses):
Foreign exchange loss	(245,624)	(264,018)	(413,037)
Management fee	6,745	-	6,745
Interest income	4,142	63,869	831,754
Loss on sale of equipment	(1,278)	-	(4,162)
Loss on sale of investments (note 4)	(14,747)	-	(24,520)
Investment write down (note 4)	(27,770)	-	(649,995)
Other income	7,072	-	94,293
	(271,460)	(200,149)	(158,922)
Net loss before income tax	1,251,161	3,089,090	58,591,633
Income tax recovery	4,000	105,000	4,109,000
Net loss	$1,247,161	$2,984,090	$54,482,633

Basic and diluted loss per share	$0.02	$0.06
Weighted average number of shares outstanding	64,821,664	49,811,137

	Three months ended March 31, 2009	Three months ended March 31, 2008

Net loss for the period before other comprehensive loss	$1,247,161	$2,984,090
Unrealized loss on investment	22,517	299,000
Investment write down	(7,770)	-
Realized loss on sale of investments	(14,747)	-
Comprehensive loss	$1,247,161	$3,283,090

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Cumulative period from inception (May 14, 1996) to March 31, 2008
Cash provided by (used in):
Operating activities:
Net loss	$(1,247,161)	$(2,984,090)	$(54,482,633)
Items not involving cash:
Depreciation	32,617	27,928	522,985
Stock-based compensation	393,870	142,005	5,377,763
Unrealized foreign exchange loss	285,424	289,455	448,798
Unrealized loss on investment	27,770	-	649,995
Non-cash interest expense	-	-	234,765
Income tax recovery	(4,000)	(105,000)	(4,109,000)
Gain on sale of subsidiary	-	-	(2,806,312)
Loss on sale of equipment	1,278	-	4,162
Loss on sale of investments	14,747	-	24,520
Write off of mineral property interests	-	-	4,271,754
Change in non-cash working capital items:
Amounts receivable	(170,242)	16,838	(240,189)
Prepaid expenses	(79,961)	(74,155)	(130,580)
Accounts payable and accrued liabilities	(20,414)	365,689	443,603
Accrued interest payable	12,055	-	19,973
	(754,017)	(2,321,330)	(49,770,396)

Investments activities:
Proceeds on sale of subsidiary	-	-	254,366
Proceeds on sale of equipment	8,658	-	10,271
Proceeds on sale of mineral property	-	-	233,459
Proceeds on sale of investments	133,078	-	154,405
Mineral property acquisitions	(347,947)	(372,782)	(20,258,758)
Deferred acquisition costs	-	-	(23,316)
Purchase of equipment	-	(74,704)	(1,696,693)
Reclamation deposit	20,330	(64,004)	(912,764)
	(185,881)	(511,490)	(22,239,030)

Financing activities:
Advance from Red Emerald Ltd.	-	-	12,010,075
Common stock issued, net of issue costs	-	374,261	54,151,286
Promissory note	-	-	2,000,000
Repayment of promissory note	-	-	(1,000,000)
Convertible debenture	-	-	6,324,605
	-	374,261	73,485,966
Increase (decrease) in cash and cash equivalents	(939,898)	(2,458,559)	1,476,540
Cash and cash equivalents, beginning of period	2,416,438	8,325,280	-
Cash and cash equivalents, end of period	$1,476,540	$5,866,721	$1,476,540

Supplemental disclosure with respect to cash flows (note 11)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008

Net loss for the period before other comprehensive loss	$1,247,161	$2,984,090
Unrealized loss on investment	22,517	299,000
Investment write down	(7,770)	-
Realized loss on sale of investments	(14,747)	-
Comprehensive loss	$1,247,161	$3,283,090

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, May 14, 1996 (date of inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued:
Private placements	700,000	168,722	-	-	-	168,722
Net loss	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	700,000	168,722	-	-	(114,800)	53,922
Shares issued:
Initial public offering	2,025,000	590,570	-	-	-	590,570
Principal shares	750,000	7,500	-	-	-	7,500
Private placement	1,000,000	1,932,554	321,239	-	-	2,253,793
Exercise of share purchase warrants	1,000,000	2,803,205	-	-	-	2,803,205
Acquisition of mineral property interest	1,000,000	2,065,500	-	-	-	2,065,500
Finders fee	150,000	309,825	-	-	-	309,825
Net loss	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	6,625,000	7,877,876	321,239	-	(2,142,472)	6,056,643
Shares issued:
Exercise of share purchase warrants	100,000	332,124	(32,124)	-	-	300,000
Acquisition of mineral property interest	200,000	246,000	-	-	-	246,000
Finders fee	150,000	224,250	-	-	-	224,250
Net loss	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	7,075,000	8,680,250	289,115	-	(4,086,146)	4,883,219
Consolidation of shares on a two for one new basis	(3,537,500)	-	-	-	-	-
Net loss	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	3,537,500	8,680,250	289,115	-	(6,464,209)	2,505,156
Net loss	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	3,537,500	8,680,250	289,115	-	(11,182,253)	(2,212,888)
Net earnings	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	3,537,500	8,680,250	289,115	-	(8,754,997)	214,368
Shares issued:
Private placement	4,824,500	2,133,786	246,839	-	-	2,380,625
Exercise of share purchase warrants	4,028,000	1,007,000	-	-	-	1,007,000
Exercise of stock options	32,000	12,800	-	-	-	12,800
Financing shares issued	31,250	35,000	-	-	-	35,000
Acquisition of mineral property interest	4,500,000	3,600,000	-	-	-	3,600,000
Share issue costs	-	(544,260)	-	-	-	(544,260)
Stock based compensation	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares issued:
Private placement	700,000	638,838	201,162	-	-	840,000
Exercise of share purchase warrants	294,500	73,625	-	-	-	73,625
Share issue costs	-	(19,932)	-	-	-	(19,932)
Stock based compensation	-	-	531,000	-	-	531,000
Net loss	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	17,947,750	15,617,107	1,295,116	-	(11,765,327)	5,146,896
Shares issued:
Private placement	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of share purchase warrants	213,500	300,892	(46,267)	-	-	254,625
Exercise of stock options	250,000	157,000	(27,000)	-	-	130,000
Share issue costs	-	(183,512)	-	-	-	(183,512)
Stock based compensation	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004	20,645,650	18,013,756	2,338,734	-	(14,760,029)	5,592,461
Private placement	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of stock options	165,500	124,364	(31,964)	-	-	92,400
Exercise of share purchase warrants	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share issue costs	-	-	-	-	-	-
Stock based compensation	-	(184,660)	488,075	-	-	303,415
Net loss	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005, carried forward	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, December 31, 2005, brought forward	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investment	-	-	-	(120,000)	-	(120,000)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,070,078)	48,693,085
Shares issued:
Private placement	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	(139,705)	-	-	-	(139,705)
Stock based compensation	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	64,821,664	88,181,641	6,170,544	-	(53,235,472)	41,116,713
Stock based compensation	-	-	393,870	-	-	393,870
Unrealized loss on investment	-	-	-	(22,517)	-	(22,517)
Investment write down	-	-	-	7,770	-	7,770
Realized loss on sale of investments	-	-	-	14,747	-	14,747
Net loss	-	-	-	-	(1,247,161)	(1,247,161)
Balance, March 31, 2009	64,821,664	$ 88,181,641	$ 6,564,414	$ -	$ (54,482,633)	$ 40,263,422

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Cumulative period from inception (May 14, 1996) to March 31, 2009
Exploration costs incurred are summarized as follows:
Midway project
Assays and analysis	$ 21,386	$ -	$ 328,455
Communication	-	-	9,513
Drilling	-	456,179	2,042,150
Engineering and consulting	8,058	198,273	3,973,400
Environmental	-	12,461	220,157
Field office and supplies	7,796	25,408	208,441
Legal	6,489	7,529	79,376
Property maintenance and taxes	7,005	2,761	374,354
Reclamation costs	1,691	422	29,457
Reproduction and drafting	-	-	20,803
Salaries and labour	27,997	87,766	517,322
Travel, transportation and accommodation	6,980	27,505	379,406
	87,402	818,304	8,182,834
Spring Valley Joint Venture project
Engineering and consulting	411	-	411
Environmental	244	-	244
Field office and supplies	21,938	-	21,938
Management fee	6,745	-	6,745
Property maintenance and taxes	3,736	-	3,736
Reclamation costs	672	-	672
Salaries and labour	93,652	-	93,652
Travel, transportation and accommodation	18,035	-	18,035
	145,433	-	145,433
Recovery from joint venture partner	(145,433)	-	(145,433)
	-	-	-
Spring Valley project
Assays and analysis	-	93,949	3,329,900
Communication	-	-	10,307
Drilling	453	544,521	10,261,964
Engineering and consulting	2,396	156,130	2,378,665
Environmental	-	4,668	300,445
Equipment rental	-	-	64,651
Field office and supplies	1,534	34,200	547,353
Legal	35,349	25,616	344,398
Operator fee	-	-	108,339
Property maintenance and taxes	41	473	451,138
Reclamation costs	641	2,485	84,330
Reproduction and drafting	-	-	29,724
Salaries and labour	50,882	131,859	1,178,212
Travel, transportation and accommodation	3,929	45,376	847,590
	95,225	1,039,277	19,937,016
Sub-total balance carried forward	182,627	1,857,581	28,119,850

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES – CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Cumulative period from inception (May 14, 1996) to March 31, 2009
Sub-total balance brought forward	182,627	1,857,581	28,119,850
Pan project
Assays and analysis	-	21,011	574,367
Drilling	-	9,617	1,250,540
Engineering and consulting	9,722	78,726	386,951
Environmental	-	6,874	14,860
Field office and supplies	1,501	7,484	72,009
Legal	578	86	9,896
Property maintenance and taxes	-	6,660	203,307
Reclamation costs	-	-	67,563
Reproduction and drafting	-	-	5,738
Salaries and labour	53,189	70,535	726,008
Travel, transportation and accommodation	-	3,173	136,463
	64,990	204,166	3,447,702
Burnt Canyon project
Assays and analysis	-	8,639	21,921
Engineering and consulting	-	15,789	23,765
Field office and supplies	80	49	485
Legal	614	286	2,828
Property maintenance and taxes	-	8,535	20,786
Salaries and labour	-	2,923	2,923
Travel, transportation and accommodation	-	764	3,045
	694	36,985	75,753
Gold Rock project
Assays and analysis	-	-	22,085
Drilling	-	33,235	99,764
Engineering and consulting	-	30,669	109,337
Environmental	-	534	534
Field office and supplies	80	3,054	16,211
Legal	-	1,374	11,699
Property maintenance and taxes	-	64,502	153,938
Reclamation costs	395	-	395
Reproduction and drafting	-	-	339
Salaries and labour	-	3,310	36,817
Travel, transportation and accommodation	-	4,202	19,206
	475	140,880	470,325
Golden Eagle project
Assays and analysis	1,223	-	1,223
Engineering and consulting	5,746	-	32,381
Field office and supplies	271	-	531
Legal	578	-	10,661
Property maintenance and taxes	1,844	-	1,844
Travel, transportation and accommodation	1,978	-	8,022
	11,640	-	54,662
Sub-total balance carried forward	260,426	2,239,612	32,168,292

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Cumulative period from inception (May 14, 1996) to March 31, 2009
Sub-total balance brought forward	260,426	2,239,612	32,168,292
Thunder Mountain project
Assays and analysis	-	-	14,568
Drilling	-	35,396	77,956
Engineering and consulting	-	-	705
Environmental	-	108	1,717
Property maintenance and taxes	-	-	12,472
Reclamation costs	-	-	2,377
Salaries and labour	-	-	2,047
Travel, transportation and accommodation	-	55	55
	-	35,559	111,897
Maggie Creek project
Environmental	-	-	197
Field office and supplies	-	4,295	4,630
Legal	-	-	461
Property maintenance and taxes	-	8	14,275
	-	4,303	19,563
Afgan project (Roberts Gold project)
Assays and analysis	-	12,808	20,255
Communication	-	-	10,034
Drilling	-	3,025	69,131
Engineering and consulting	-	-	30,136
Environmental	-	-	4,665
Field office and supplies	-	244	3,893
Legal	4,290	-	7,641
Property maintenance and taxes	-	-	54,648
Reclamation costs	539	3,795	4,871
Salaries and labour	-	107	19,203
Travel, transportation and accommodation	-	262	8,599
	4,829	20,241	233,076
Pioche/Mineral Mountain project
Acquisition costs and option payments	-	-	40,340
Assays and analysis	-	-	13,037
Drilling	-	-	232,205
Engineering and consulting	-	-	38,212
Field office and supplies	-	-	16,236
Property maintenance and taxes	-	-	49,750
Reclamation costs	-	-	32,683
Travel, transportation and accommodation	-	-	21,124
	-	-	443,587
Sub-total balance carried forward	265,255	2,299,715	32,976,415

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Cumulative period from inception (May 14, 1996) to March 31, 2009

Sub-total balance brought forward	265,255	2,299,715	32,976,415
Black Prince project
Communication	-	-	938
Drilling	-	-	77,167
Engineering and consulting	-	-	78,698
Equipment rental	-	-	10,800
Field office and supplies	-	-	3,397
Geological and geophysical	-	-	63,481
Legal and accounting	-	-	1,163
Property maintenance and taxes	-	-	13,249
Reproduction and drafting	-	-	1,179
Travel, transportation and accommodation	-	-	7,255
Recoveries	-	-	(40,000)
	-	-	217,327
Ruby Violet project
Assays and analysis	-	-	20,499
Communication	-	-	108,762
Drilling	-	-	467,372
Engineering and consulting	-	-	3,120,317
Equipment rental	-	-	337,577
Field office and supplies	-	-	277,119
Foreign exchange gain	-	-	(38,134)
Freight	-	-	234,956
Interest on convertible loans	-	-	1,288,897
Legal and accounting	-	-	453,269
Marketing	-	-	91,917
Mining costs	-	-	693,985
Processing and laboratory supplies	-	-	941,335
Property maintenance and taxes	-	-	298,752
Security	-	-	350,584
Travel, transportation and accommodation	-	-	392,031
Utilities and water	-	-	59,425
	-	-	9,098,663
Property investigations
Assays and analysis	45	5,610	160,814
Drilling	-	-	169,129
Engineering and consulting	-	5,460	210,183
Environmental	-	5,132	22,761
Field office and supplies	-	1,057	17,472
Legal	-	3,119	10,952
Property maintenance and taxes	-	-	123,230
Reclamation costs	51	1,232	2,690
Reproduction and drafting	-	-	4,942
Salaries and labour	-	-	3,674
Travel, transportation and accommodation	578	15,707	108,473
	674	37,317	834,320

	$ 265,929	$ 2,337,032	$ 43,126,725

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2009 and 2008

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

Going concern uncertainty

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.  The ability of the Company to continue as a going concern is uncertain and dependent upon obtaining the financing necessary to meet its financial commitments and to complete the development of its properties and/or realizing proceeds from the sale of one or more of the properties.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2009, the Company had cash of $1,476,540, working capital of $475,200, and has accumulated losses of $54,367,638 since inception.

Subsequent to March 31, 2009 and by May 8, 2009 all of the 12,500,000 share purchase warrants had been exercised for proceeds of $3,500,000 of which $2,870,000 has been received and $630,000 is in transit. By May 8, 2009 the Company had paid the $1 million promissory note together with interest of $24,101 accrued to the date of payment.  With this infusion of cash management anticipates that the Company now has sufficient funds to meet planned expenditures over the next twelve months.

2.

Significant accounting policies and change in accounting policy:

These consolidated interim financial statements for the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).  They do not include all of the information and disclosures required by US GAAP for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements.   The interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements including the notes thereto for the year ended December 31, 2008 which may be found on the Company’s profile on SEDAR and EDGAR.

The accounting policies followed by the Company are set out in note 2 to the audited consolidated financial statements for the year ended December 31, 2008 and have been consistently followed in the preparation of these consolidated interim financial statements, except as follows:

Recent United States Accounting Pronouncements:

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which identifies the sources of accounting principles and the accounting framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company does not expect the adoption of SFAS 162 to

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

have an impact on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and is applicable to the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141 and SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements”, an amendment of ARB No. 51 (“FAS 160”). FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. FAS 141R and FAS 160 shall be applied prospectively on or after an entity’s fiscal year that begins on or after December 15, 2008. FAS 141R and FAS 160 did not have a material impact on the Company’s consolidated financial statements.

3.

Fair Value Measurements:

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. We have adopted SFAS 157 and FASB Staff Position FAS 157-2: Effective Date of FASB Statement No. 157 effective January 1, 2008. The adoption of SFAS 157 for financial instruments as required at January 1, 2008 did not have a material effect on our consolidated financial statements; however, we are required to provide additional disclosure as part of our consolidated financial statements. We adopted SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 as required and the provisions did not have a material effect on our consolidated financial statements.

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

The determination of fair value for financial reporting purposes as at March 31, 2009 and utilizing the applicable framework is as follows:

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

Financial Instrument	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total
	Level 1	Level 2	Level 3
Available-for-sale securities	$55,080	$36,000	$-	$91,080
Derivatives	80,000	-	-	80,000
Total	$135,080	$36,000	$-	$171,080

4.

Investments

	March 31, 2009
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair value
		($)	($)	($)
Available for sale - common shares (a)	859,000	386,550	(295,470)	91,080
Warrants (b)	1,000,000	100,000	(20,000)	80,000
Total investments		486,550	(315,470)	171,080

	December 31, 2008
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair value
		($)	($)	($)
Available for sale - common shares (a)	1,844,500	830,025	(583,350)	246,675
Warrants (b)	1,000,000	100,000	-	100,000
Total investments		930,025	(583,350)	346,675

(a)

As at March 31, 2009, all of the Rye Patch common shares are marked to market.

(b)

The 1,000,000 common share purchase warrants entitle the Company to purchase one common share of Rye Patch at an exercise price of $1.00 until September 28, 2009.  Warrants are considered derivatives thus are marked to market each reporting period with gains or losses recorded in the Statement of Operations.

During the period ended March 31, 2009, the Company realized a loss of $14,747 on the sale of 985,500 common shares of Rye Patch for proceeds of $133,078.   The Company recognized in earnings an impairment on the common shares of $7,770 of Rye Patch for the difference in the fair value at March 31, 2009 and December 31, 2008.  The Company considers that the decline in market value of this investment meets the characteristics of an “other than

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

temporary impairment” and adjustments to fair value were recorded in earnings as investment write-down and re-classed from accumulated other comprehensive loss.  The Company recognized an unrealized loss on the warrants of $20,000 in the statement of operations

5.

Equipment:

	March 31, 2009			December 31, 2008
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer equipment	$ 234,071	$ 150,310	$ 83,761	$ 234,071	$ 130,741	$ 103,330
Office equipment	62,717	28,867	33,850	62,717	26,398	36,319
Field equipment	60,315	23,031	37,284	66,569	22,073	44,496
Trucks	78,489	57,612	20,877	89,389	55,209	34,180
	$ 435,592	$ 259,820	$ 175,772	$ 452,746	$ 234,421	$ 218,325

6.

Mineral properties:

Details on the Company’s mineral properties are found in note 5 to the audited consolidated financial statements for the year ended December 31, 2008.

Mineral property	December 31, 2008	Additions	Written off	March 31, 2009
Midway	$ 6,711,786	$ -	$ -	$ 6,711,786
Spring Valley	5,664,517	-	-	5,664,517
Pan	32,089,443	188,860	-	32,278,303
Afgan (Roberts Gold)	92,936	-	-	92,936
Gold Rock	263,745	159,087	-	422,832
Maggie Creek	-	-	-	-
Burnt Canyon	70,480	-	-	70,480
Maiden Gold	-	-	-	-
Golden Eagle	2,078,220	-	-	2,078,220
	$ 46,971,127	$ 347,947	$ -	$ 47,319,074

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

At March 31, 2009 the Company had an amounts receivable of $145,433 for recoverable salaries and expenses from Barrick for the Spring Valley project.  This balance was paid subsequent to March 31, 2009.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

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

(c)

Stock options:

The Company has an incentive share option plan (the “Plan”) that allows it to grant incentive stock options to its officers, directors, employees and consultants. Stock options granted pursuant to the Plan must be non-transferable and the aggregate number of shares that may be reserved for issuance pursuant to stock options may not exceed 10% of the issued shares of the Company at the time of granting and may not exceed 5% to any individual (maximum of 2% to any consultant). The exercise price of stock options is determined by the board of directors of the Company at the time of grant and may not be less than the closing price of the Company’s shares on the trading day immediately preceding the date on which the option is granted and publicly announced, less an applicable discount, and may not otherwise be less than $0.10 per share. Options have a maximum term of ten years and terminate 90 days following the termination of the optionee’s employment, except in the case of death or disability, in which case they terminate one year after the event.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

Expiry date	Exercise price per share	Balance December 31, 2008	Granted	Exercised	Cancelled or expired	Balance March 31, 2009

September 14, 2009	$0.80	222,500	-	-	-	222,500
February 4, 2010	$0.85	80,000	-	-	-	80,000
June 24, 2010	$1.30	225,000	-	-	(75,000)	150,000
March 9, 2011	$2.00	75,000	-	-	-	75,000
March 22, 2011	$2.00	100,000	-	-	-	100,000
May 4, 2011	$2.00	30,000	-	-	-	30,000
June 11, 2011	$2.53	310,000	-	-	(75,000)	235,000
August 30, 2011	$2.63	40,000	-	-	-	40,000
November 30, 2011	$2.70	140,000	-	-	-	140,000
January 23, 2012	$3.00	25,000	-	-	-	25,000
March 7, 2012	$2.93	100,000	-	-	-	100,000
April 26, 2012	$3.20	100,000	-	-	(100,000)	-
July 31, 2012	$2.71	816,667	-	-	(166,667)	650,000
October 30, 2012	$3.36	100,000	-	-	-	100,000
November 16, 2012	$3.25	26,667	-	-	(26,667)	-
December 6, 2012	$3.32	15,000	-	-	-	15,000
April 13, 2014	$2.04	400,000	-	-	-	400,000
May 12, 2013	$2.00	50,000	-	-	-	50,000
May 23, 2013	$2.00	75,000	-	-	-	75,000
July 16, 2013	$2.00	163,333	-	-	(13,333)	150,000
January 8, 2014	$0.56	-	1,415,000	-	-	1,415,000
		3,094,167	1,415,000	-	(456,667)	4,052,500

Weighted average exercise price		$2.26	$0.56	$0.00	$2.57	$1.63

The intrinsic value of stock options outstanding at March 31, 2009 related to vested options was $nil.  Intrinsic value for vested stock options is calculated on the difference between the exercise prices of the underlying options and the quoted price of $0.56 for our common stock as of March 31, 2009.

At March 31, 2009 all but 1,293,333 of the 4,052,500 stock options outstanding were exercisable.

The Company recorded stock-based compensation expense of $393,870 in the three months ended March 31, 2009 (March 31, 2008 - $142,005) for options vesting in that period of which $291,807 (March 31, 2008 - $65,467) was included in salaries and benefits in the statement of operations and $102,063 (March 31, 2008 - $76,538) was included in salaries and labour in the schedule of mineral exploration expenditures.  There is a balance of $254,695 that will be recognized in fiscal 2009 and fiscal 2010 as the options vest.

The Company uses the simplified method to estimate the expected life of stock options because there is not enough historical share option exercise experience upon which to estimate expected terms with any greater degree of certainty.  The simplified method is the average of the vesting term and the contract life. The $0.33 fair value of each stock option grant in the three months ended March 31, 2009 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 3 years; volatility of 93.74%; no dividend yield; and a risk free interest rate of 1.38%.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

 (d)

Share purchase warrants:

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance December 31, 2008	Issued	Exercised	Expired	Balance March 31, 2009

May 12, 2009	$0.28	12,500,000	-	-	-	12,500,000
		12,500,000	-	-	-	12,500,000

8.

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

Subsequent to March 31, 2009 and by May 8, 2009 the Company had paid Golden Predator the $1,000,000 principal of the Promissory Note together with interest of 24,101 accrued to the date of payment.

 9.

Related party transactions:

(a)

During the three-months ended March 31, 2009 $22,500 (2008 - $22,500) was paid for office facilities and administrative services to a company with an officer in common.

(b)

Recovery of office costs from a company managed by common directors and officers $nil (2008 - $2,188).

(c)

During the three-months ended March 31, 2008 the Company issued a director, at the time, 30,000 common shares pursuant to a mineral property agreement.

Included in accounts payable and accrued liabilities at March 31, 2009 is $7,770 (March 31, 2008 - $32,442) payable to the companies referred to in this note and other directors and officers.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.

Financial instruments:

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities, accrued interest payable and promissory note approximate their fair values due to the short term nature of these instruments. Investments as at March 31, 2009 are recorded at fair value (note 4).

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the three month periods ended March 31, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

11.

Supplemental disclosure with respect to cash flows:

The significant non-cash transactions for the three months ended March 31, 2008 consisted of the issue of 30,000 common shares for an option payment for a mineral property in the amount of $88,500, the transfer of $289,336 for the fair value of stock options exercised from paid in additional capital to share capital.

12.

Subsequent events:

Subsequent to March 31, 2009, the Company:

a)

issued 10,250,000 common shares pursuant to the exercise of 10,250,000 common share purchase warrants for proceeds of $2,870,000 and received notice of exercise of 2,250,000 common shares purchase warrants with proceeds of $630,000 in transit (note 7);

b)

paid the $1,000,000 principal of the promissory note (note 8) together with interest accrued to the date of payment of 24,101.

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

Midway has four advanced exploration projects:  the Spring Valley, Pan, Golden Eagle, and the Midway projects, and four earlier stage exploration targets. These early stage exploration projects include Gold Rock, Roberts Gold, Burnt Canyon, and Thunder Mountain.

The map below shows the location of Midway’s properties located in Nevada, USA.  Activities on these properties in the first quarter ended March 31, 2009 and up to May 8, 2009, the date of this Quarterly Report filed on Form 10Q are described in further detail below.

N E V A D A

BURNT CANYON
SPRING VALLEY
Elko
80
ROBERTS GOLD
Reno
Carson City
PAN
GOLD ROCK
MIDWAY
THUNDER MOUNTAIN
15
Las Vegas
Henderson
N

Qualified Person

Don Harris, a Qualified Person, as that term is defined in NI 43-101 is the person responsible for review and verification of the technical information contained in this MD&A.

Highlights for the first quarter 2009:

•

Spring Valley Inferred Resource estimated updated to 87.75 million tons grading 0.021 ounce per ton gold containing 1,835,615 ounces of gold representing an 85% increase in estimated contained gold.

•

On March 10, 2009 the Company executed a definitive exploration, development and mine operating agreement with Barrick Gold Exploration Inc., a wholly owned subsidiary of Barrick Gold Corporation on the Spring Valley project.

•

Historic data at Golden Eagle has been compiled and analyzed in preparation to have an independent resource compliant with NI 43-101 prepared in the second quarter 2009.

•

A drill program is being designed for the Burnt Canyon project. Additional historic data is being compiled and analyzed.

A summary of operations for the three months ended March 31, 2009 and up to May 8, 2009 are:

Midway’s Nevada Properties

Humboldt Gold Trend

Spring Valley Property, Pershing County, Nevada

The Spring Valley project is located 20 miles northeast of Lovelock and approximately 3 miles north of the Coeur Rochester Open Pit Mine. Spring Valley is a diatreme/porphyry hosted gold system, and located on the Humboldt Gold Trend.

On March 2, 2009 the Company announced an updated mineral resource estimate of 87,750,000 tons grading 0.021 opt containing 1,835,615 ounces of gold at a cut-off grade of 0.006 opt using a $715 Lerchs-Grossman Optimization Shell.  This updated estimate represents an 85% increase in contained gold at Spring Valley and includes drilling completed through end of 2008.  The new resource incorporates portions of the West Diatreme, North Hill and newly discovered Big Leap zones that were not included in the last resources estimate prepared by AMEC at December 15, 2007. Gold mineralization remains open for expansion to the north, south, and at depth.

This resource estimate is in compliance with Canada’s NI 43-101 and in accordance with CIM Definition Standards for Mineral Resources and Mineral Reserves.  It was conducted under the supervision of Eric LeLacheur (CPG), Spring Valley Project Manager, and Don Harris (M.Sc., CPG), Vice President-Advanced Projects (Midway), who are the Qualified Persons responsible for the resource.

Cautionary Note to U.S. Investors – In this Quarterly Report we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

The current resource estimate includes drill results from 450 holes up to December 31, 2008 at Spring Valley in the Pond, Sill, Porphyry, Valley Breccia, North Hill, West Diatreme, and Big Leap Zones.  Mineralized domains were established by interpretation of geological, structural and assay information on sections. Assays within the domains were composited into 10 foot intervals. Search distances and directions were established using spherical variograms on the composites within the domains. A capping threshold of 1.00 opt gold was utilized, and assays greater than 1.00 opt gold were set to 1.00 opt gold. This cap is slightly lower than that used by AMEC. Higher grade composites between 0.25 and 1.0 opt were given a restricted range of 100 feet to limit high grade influences. A density of 12.6 cubic feet per short ton was applied to all bedrock material, and 14.0 cubic feet per short ton was applied to alluvium overburden. A three dimensional block model was generated using Surpac®, a commercially available mine planning software package. Composited assays were used to estimate tons and gold grades within domains using an inverse distance cubed (ID3) estimation method. Resources reported are included within a Lerchs-Grossmann (L-G) optimization shell using a $715 per ounce gold price.  The L-G shell is an economic test that simulates a break even pit using current mining costs.

The Company expended $94,315 on the Spring Valley project in the three months ended March 31, 2009 which includes $35,349 of legal costs incurred to finalize the agreement with Barrick and other matters related to the project.  As discussed below the Company expended and recovered an additional $145,433 on the Spring Valley Project from Barrick.

A Technical Report by Midway supporting disclosure of this mineral resource was filed on the Company’s profile on www.sedar.com on March 30, 2009.  The Technical Report updates the project as of December 31, 2008, and outlines work on the resource and progress to date.

See Midway press release, March 2, 2009 at www.midwaygold.com,

Exploration, Development and Mine Operating Agreement

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

Midway is coordinating geologic and administrative activities during the earn-in period for a negotiated administrative fee.

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

Barrick is required to conduct and fund exploration in 2009 on the Spring Valley project at a minimum level of US$4,000,000.  Barrick has informed Midway its program will include 45,000 feet of infill core and reverse circulation drilling and approximately twelve holes will be drilled for metallurgical testing purposes.

Drilling was initiated by Barrick on March 9th, 2009. Two drill rigs are currently operating on the project, drilling core for metallurgical testing and in-fill holes of the known resources.

At March 31, 2009 the Company had an amounts receivable of $145,433 for recoverable salaries and expenses from Barrick for the Spring Valley project.  This balance was paid subsequent to March 31, 2009.

See Midway press release, March 11, 2009 at www.midwaygold.com filed on Form 8-K with the Securities and Exchange Commission on March 16, 2009.

Round Mountain Gold Trend

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

Midway hopes to be permitted for the bulk sample in 2010.

Activity in the three months ended March 31, 2009 at a cost of $87,220 was focused on negotiation of a water usage agreement with the town of Tonopah.   Once the water agreement is in place then the Company can finalize the Plan of Operation and submit it to the BLM.

The map below shows the location of Midway’s property located in Washington, USA.  This property is described in further detail below.

W A S H I N G T O N

N
Golden Eagle
Project
Washington
Seattle
Bellevue
Tacoma
Olympia
Spokane
Yakima
Kennewick
Vancouver
Everett
Bellingham
Lakewood
Federal Way
Shoreline

Golden Eagle Project, Ferry County, Washington

The Golden Eagle property is approximately 211 acres of private land located in Ferry County, Washington.  The property is accessed by driving two miles northwest of the town of Republic, Washington along the Knob Hill county road.

In 2008, Midway acquired 100% of the Golden Eagle project and began compiling and reviewing the historic database of 847 drill holes containing 165,775 feet of mostly core drilling (74%), to create a modern gold model. In 1996, Santa Fe Pacific Gold estimated that the Golden Eagle deposit contained 32.19 million tons grading 0.069 ounce per ton (opt) gold in a historic resource as part of an internal scoping study. A qualified person has not reviewed this resource and the historical estimate should not be relied upon. The project is comprised entirely of private land in the historic Republic gold district.

Efforts in 2009 will primarily be conducted by Midway staff and funded from working capital and will be directed toward key issues, including metallurgy testing, for moving the project towards a new scoping study, including a NI 43-101 compliant resource, high-grade target identification, evaluation of processing methods, and reviewing permitting. Staff has completed compiling and reviewing the historic data base  and has created a modern three dimensional gold model in Surpac.   In the three months ended March 31, 2009 the Company incurred $11,640 of costs related to these activities.

Pending additional financing from the exercise of share purchase warrants or an equity private placement in 2009 and the internal review of the project by staff the next step would be to commission an independent NI 43-101 compliant updated mineral resource estimate an expected cost of up to US$125,000.

Results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008

The net loss for the three months ended March 31, 2009 was $1,247,161 (2008 – $2,984,090).  The decrease in net loss was due primarily to decreased exploration expenses on the Company’s Nevada projects and an overall decrease in most categories of expenses.

Significant differences in costs between the periods are as follows:

Exploration expenses in the three months ended March 31, 2009 was $265,929 (2008 – $2,337,032).  The details of the expenses in each period may be found in the schedule to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $102,063 (2008 - $76,538).

Investor relations and travel costs combined were $54,024 for the three months ended March 31, 2009 (2008 - $88,119).  Management participated in only one investor show in North America in the current first quarter.  Midway has focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and attendance at selected industry investor shows.

Professional fees paid to lawyers and auditors decreased in the quarter ended March 31, 2009 as the Company’s activities have been focussed on its existing projects.

Director’s fees and salaries and benefits of $487,770 (2008 - $289,260) are payments to the Company’s non-management directors and Midway’s staff based in Helena, Montana.   In the three months ended March 31, 2009 directors fees paid or accrued were $7,284 (2008 - $31,442).  Salaries and benefits paid in the three months ended March 31, 2009 were $188,679 (2008 - $192,351).  However in US dollar terms the salaries paid in the three months ended March 31, 2009 were $151,513 compared to US$191,569 in the three months ended March 31, 2008.  The category also includes the estimated fair value of stock based compensation for stock options granted and vested to employees, directors and officers in the period of $291,807 (2008 - $65,467).

Interest income has declined with the Company’s lower cash balances and the reduction in interest rates.  The income tax recovery of $4,000 (2008 - $105,000) and an unrealized foreign exchange loss of $285,424 (2008 – $289,455) included in the foreign exchange loss of $245,624 (2008 – $264,018) relate to the US dollar denominated future income tax liability recorded upon the acquisition of Pan-Nevada.

Summary of Quarterly Results (Unaudited)

	Mar 2009	Dec 2008	Sept 2008	June 2008	March 2008	Dec 2007	Sept 2007	June 2007
$(000’s) except per share amounts
Revenue from the sale of minerals	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Net loss	1,247	5,238	3,682	4,261	2,984	2,330	3,547	3,404
Net loss per share, basic and diluted	0.02	0.11	0.06	0.08	0.06	0.05	0.08	0.08

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

(5)

In the December 31 quarter the Company wrote off $4,247,000 in mineral property interests.

Liquidity and Capital Resources

The Company began the 2009 year with cash and cash equivalents of $2,416,438.  During the three months ended March 31, 2009, the Company expended $754,017 on operations and invested a total of $185,881 in mineral property and equipment to end at March 31, 2009 with cash and cash equivalents of $1,476,540.

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.  The ability of the Company to continue as a going concern is uncertain and dependent upon obtaining the financing necessary to meet its financial commitments and to complete the development of its properties and/or realizing proceeds from the sale of one or more of the properties.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2009, the Company had cash of $1,476,540, working capital of $475,200 and has accumulated losses of $54,367,638 since inception.

Subsequent to March 31, 2009 and by May 8, 2009 all of the 12,500,000 share purchase warrants had been exercised for proceeds of $3,500,000 of which $2,870,000 has been received and $630,000 is in transit. By May 8, 2009 the Company had paid the $1 million promissory note together with interest of $24,101 accrued to the date of payment.  With this infusion of cash management anticipates that the Company now has sufficient funds to meet planned expenditures over the next twelve months.

Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage backed securities continued and worsened in 2008 and into 2009, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations in the future.  Our access to additional capital may not be available on terms acceptable to us or at all.

We expect to rely upon additional financing to fund our future operating budgets beyond the current fiscal year.  If costs increase substantially or we incur greater losses than expected, our exploration activities and other operations will be reliant upon equity financings to continue into the future.  The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

As of May 8, 2009, there are 4,052,500 stock options at prices ranging from $0.56 to $3.36.  While it is probable that some of these options will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

Midway may raise capital in 2009 to fund any expanded and future exploration and development.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of March 31, 2009, we have accrued US$93,494 ($117,924) related to reclamation and other closure requirements at our properties unchanged from the estimate made at from December 31, 2008. These liabilities are covered by a combination of surety bonds and restricted cash totaling $497,381 at March 31, 2009 (December 31, 2008 - $517,711). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of March 31, 2009; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Recent United States Accounting Pronouncements:

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which identifies the sources of accounting principles and the accounting framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company does not expect the adoption of SFAS 162 to have an impact on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and is applicable to the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS 141 and SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements”, an amendment of ARB No. 51 (“FAS 160”). FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. FAS 141R and FAS 160 shall be applied prospectively on or after an entity’s fiscal year that begins on or after December 15, 2008. FAS 141R and FAS 160 did not have a material impact on the Company’s consolidated financial statements.

Related Party Transactions

The Company had the following related party transactions for the three months ended March 31, 2009 and 2008 respectively.

	March 31, 2009	March 31, 2008

Consulting services paid to a company owned by an officer of the Company	$22,500	$22,500
Recovery of office costs from a company managed by common directors and officers	nil	(2,188)
Shares issued to a director pursuant to the Gold Rock property agreement – 30,000 common shares	nil	88,500

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Other than a promissory note disclosed in the notes to the consolidated financial statements of which was paid in full subsequent to March 31, 2009, we have no other debt instruments subject to interest payments, sales contracts, swaps, derivatives, or forward agreements or contracts, or inventory.

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

Item 4.

Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended March 31, 2009, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, the Company made changes to its internal control over financial reporting.  The Company segregated the duties over transaction processes in the Company’s with respect to financial reporting matters and internal control over financial reporting.  Specifically the Company has restricted access to the Company’s accounting software program to certain personnel  so that specifically, certain personnel with financial transaction initiation and reporting responsibilities  do not have incompatible duties that allow for the creation, review and recording of journal entries without adequate independent review and authorization.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Neither we nor any of our properties is currently subject to any material legal proceedings or other regulatory proceedings.

Item 1A.

Risk Factors.

There are no material changes, except as disclosed below, from the risk factors previously disclosed in Midway’s Form 10-K filed on March 30, 2009 with the SEC.

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

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

Since the beginning of the period covered by this report, we previously reported all issuances of unregistered equity securities on current reports filed on Form 8-K.

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
10.24

Exploration, Development and Mine Operating Agreement with Barrick Gold dated effective March 10, 2009, previously filed with the Securities and Exchange Commission on March 16, 2009 and incorporated herein by reference.

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

MIDWAY GOLD CORP.
May 11, 2009	By: /s/ Alan D. Branham Alan D. Branham President, Chief Executive Officer and Director (Principal Executive Officer)
May 11, 2009	By: /s/ Doris A. Meyer Doris Meyer Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

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

May 11, 2009

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

May 11, 2009

/s/ Doris A. Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

            Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2009 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 11, 2009

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2009 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 11, 2009

/s/ Doris Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.