Form 10-Q
period 2009-06-30
Midway Gold Corp
filed 2009-08-11
CIK 1319009

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.      Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer           Accelerated filer     Non-accelerated filer       Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of Shares outstanding at August 10, 2009      77,321,664

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

1

ITEM 1.

 FINANCIAL STATEMENTS.

1

ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

22

ITEM 3.

 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

34

ITEM 4.

 CONTROLS AND PROCEDURES.

34

PART II - OTHER INFORMATION

35

ITEM 1.

 LEGAL PROCEEDINGS.

35

ITEM 1A.

RISK FACTORS.

35

ITEM 2.

 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

36

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES.

36

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

36

ITEM 5.

OTHER INFORMATION.

36

ITEM 6.

EXHIBITS.

37

SIGNATURES

37

EXPLANATORY NOTE

All references to “$” in this report mean the Canadian dollar.  All references to “US$” refer to the U.S. dollar, and unless otherwise indicated all currency amounts in this report are stated in Canadian dollars.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM BALANCE SHEETS

 (Expressed in Canadian dollars)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,215,207	$2,416,438
Amounts receivable	171,270	86,451
Prepaid expenses	72,354	30,577
	3,458,831	2,533,466
Investments (note 4)	74,000	346,675
Reclamation deposit	338,999	517,711
Equipment (note 5)	138,304	218,325
Mineral properties (note 6)	47,511,883	46,971,127
	$51,522,017	$50,587,304

Liabilities and stockholders' equity

Current liabilities
Accounts payable and accrued liabilities	$427,587	$369,012
Accrued interest payable (note 8)	-	7,918
Promissory note (note 8)	-	1,000,000
	427,587	1,376,930

Future income tax liability	7,711,669	8,093,661

Stockholders' equity (note 7)
Common stock authorized - unlimited, no par value
Issued - 77,321,664 (2008 - 64,821,664)	92,638,150	88,181,641
Additional paid in capital	5,700,040	6,170,544
Accumulated other comprehensive income	18,000	-
Deficit accumulated during the exploration stage	(54,973,429)	(53,235,472)
	43,382,761	41,116,713
	$51,522,017	$50,587,304

Nature of operations and going concern (note 1)
Contingency (note 11)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Cumulative period from inception (May 14, 1996) to June 30, 2009

Expenses
Consulting	$22,234	$23,836	$46,902	$49,945	$570,335
Depreciation	31,470	32,793	64,087	60,721	554,455
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Interest and bank charges	5,503	1,024	19,622	2,216	877,205
Investor relations	24,817	45,864	43,689	89,535	1,069,273
Legal, audit and accounting	366,529	93,767	396,585	142,604	2,247,372
Management fees	-	-	-	-	265,000
Mineral exploration expenditures (schedule)	156,430	3,984,331	422,359	6,321,363	43,283,155
Mineral property interests written off	-	65,454	-	65,454	4,271,754
Office and administration (note 9)	59,159	45,734	112,248	82,170	1,211,627
Salaries and benefits	214,204	332,857	701,974	622,117	6,654,797
Transfer agent and filing fees	37,762	37,092	55,191	71,120	448,464
Travel	41,154	42,498	76,306	86,946	744,848

Operating loss	959,262	4,705,250	1,938,963	7,594,191	59,391,973

Other income (expenses):
Foreign exchange gain (loss)	507,189	56,705	261,565	(207,313)	94,152
Management fee	10,101	-	16,846	-	16,846
Interest income	965	29,887	5,107	93,756	832,719
Loss on sale of equipment	(1,516)	(1,769)	(2,794)	(1,769)	(5,678)
Gain (loss) on sale of investments (note 4)	3,827	-	(10,920)	-	(20,693)
Investment write down (note 4)	(60,000)	-	(87,770)	-	(709,995)
Other income	-	-	7,072	-	94,293
	460,566	84,823	189,106	(115,326)	301,644
Net loss before income tax	498,696	4,620,427	1,749,857	7,709,517	59,090,329
Income tax recovery	7,900	359,000	11,900	464,000	4,116,900
Net loss	$490,796	$4,261,427	$1,737,957	$7,245,517	$54,973,429

Basic and diluted loss per share	$0.01	$0.08	$0.03	$0.14
Weighted average number of shares outstanding	72,541,444	50,259,961	68,702,879	50,035,549

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Cumulative period from inception (May 14, 1996) to June 30, 2009
Cash provided by (used in):
Operating activities:
Net loss	$(490,796)	$(4,261,427)	$(1,737,957)	$(7,245,517)	$(54,973,429)
Items not involving cash:
Depreciation	31,470	32,793	64,087	60,721	554,455
Stock-based compensation	92,135	192,471	486,005	334,476	5,469,898
Unrealized foreign exchange loss (gain)	(655,516)	(59,563)	(370,092)	229,892	(206,718)
Investment write down	60,000	-	87,770	-	709,995
Non-cash interest expense	-	-	-	-	234,765
Income tax recovery	(7,900)	(359,000)	(11,900)	(464,000)	(4,116,900)
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Loss on sale of equipment	1,516	1,769	2,794	1,769	5,678
Loss (gain) on sale of investments	(3,827)	-	10,920	-	20,693
Write off of mineral property interests	-	65,454	-	65,454	4,271,754
Change in non-cash working capital items:
Amounts receivable	85,423	3,507	(84,819)	20,345	(154,766)
Prepaid expenses	38,184	68,862	(41,777)	(5,293)	(92,396)
Accounts payable and accrued liabilities	78,989	22,843	58,575	388,532	522,592
Accrued interest payable	(19,973)	-	(7,918)	-	-
	(790,295)	(4,292,291)	(1,544,312)	(6,613,621)	(50,560,691)

Investment activities:
Proceeds on sale of subsidiary	-	-	-	-	254,366
Proceeds on sale of equipment	4,482	919	13,140	919	14,753
Proceeds on sale of mineral property	-	-	-	-	233,459
Proceeds on sale of investments	58,907	-	191,985		213,312
Mineral property acquisitions	(192,809)	(115,524)	(540,756)	(488,306)	(20,451,567)
Deferred acquisition costs	-	-	-	-	(23,316)
Purchase of equipment	-	(31,322)	-	(106,026)	(1,696,693)
Reclamation deposit	158,382	(20,181)	178,712	(84,185)	(754,382)
	28,962	(166,108)	(156,919)	(677,598)	(22,210,068)

Financing activities:
Advance from Red Emerald Ltd.	-	-	-	-	12,010,075
Common stock issued, net of issue costs	3,500,000	2,922,628	3,500,000	3,296,889	57,651,286
Promissory note	-	-	-	-	2,000,000
Repayment of promissory note	(1,000,000)	-	(1,000,000)	-	(2,000,000)
Convertible debenture	-	-	-	-	6,324,605
	2,500,000	2,922,628	2,500,000	3,296,889	75,985,966

(Decrease) increase in cash and cash equivalents	1,738,667	(1,535,771)	798,769	(3,994,330)	3,215,207
Cash and cash equivalents, beginning of period	1,476,540	5,866,721	2,416,438	8,325,280	-
Cash and cash equivalents, end of period	$3,215,207	$4,330,950	$3,215,207	$4,330,950	$3,215,207

Non-cash financing and investing activities:
Securities issued for mineral property acquisition	$-	$-	$-	$88,500
Mineral property costs included in accounts payable		609,788	-	609,788
Fair value of stock options exercised	-	-	-	289,336
Fair value of share purchase warrants exercised	956,509	209,405	956,509	209,405

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Net loss for the period before other comprehensive loss	490,796	4,261,427	1,737,957	7,245,517
Unrealized (gain) loss on investment	(21,827)	(42,000)	690	257,000
Investment write down	-	-	(7,770)	-
Realized gain (loss) on sale of investments	3,827	-	(10,920)	-
Comprehensive loss	$472,796	$4,219,427	$1,719,957	$7,502,517

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

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, December 31, 2005, brought forward	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investment	-	-	-	(120,000)	-	(120,000)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,070,078)	48,693,085
Shares issued:
Private placement	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	(139,705)	-	-	-	(139,705)
Stock based compensation	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	64,821,664	88,181,641	6,170,544	-	(53,235,472)	41,116,713
Shares issued:
Exercise of share purchase warrants	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock based compensation	-	-	486,005	-	-	486,005
Unrealized loss on investment	-	-	-	(690)	-	(690)
Investment write down	-	-	-	7,770	-	7,770
Realized loss on sale of investments	-	-	-	10,920	-	10,920
Net loss	-	-	-	-	(1,737,957)	(1,737,957)
Balance, June 30, 2009	77,321,664	$ 92,638,150	$ 5,700,040	$ 18,000	$ (54,973,429)	$ 43,382,761

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Cumulative period from inception (May 14, 1996) to June 30, 2009
Exploration costs incurred are summarized as follows:
Midway project
Assays and analysis	$ -	$ 56,921	$ 21,386	$ 56,921	$ 328,455
Communication	-	-	-	-	9,513
Drilling	2,031	21,277	2,031	477,456	2,044,181
Engineering and consulting	17,095	100,238	25,153	298,511	3,990,495
Environmental	1,110	23,220	1,110	35,681	221,267
Field office and supplies	7,122	10,052	14,918	35,460	215,563
Legal	20,903	9,145	27,392	16,674	100,279
Property maintenance and taxes	1,111	511	8,116	3,272	375,465
Reclamation costs	(4,142)	-	(2,451)	422	25,315
Reproduction and drafting	-	-		-	20,803
Salaries and labour	22,489	70,655	50,486	158,421	539,811
Travel, transportation and accommodation	8,154	17,897	15,134	45,402	387,560
	75,873	309,916	163,275	1,128,220	8,258,707
Spring Valley Joint Venture project
Drilling	2,505	-	2,505	-	2,505
Engineering and consulting	-	-	411	-	411
Environmental	-	-	244	-	244
Field office and supplies	36,711	-	58,649	-	58,649
Management fee	9,978	-	16,723	-	16,723
Property maintenance and taxes	1,395	-	5,131	-	5,131
Reclamation costs	822	-	1,494	-	1,494
Salaries and labour	124,780	-	218,432	-	218,432
Travel, transportation and accommodation	29,800	-	47,835	-	47,835
	205,991	-	351,424	-	351,424
Recovery from joint venture partner	(205,991)	-	(351,424)	-	(351,424)
	-	-	-	-	-
Spring Valley project
Assays and analysis	-	435,414	-	529,363	3,329,900
Communication	-	-	-	-	10,307
Drilling	(605)	1,561,045	(152)	2,105,566	10,261,359
Engineering and consulting	-	88,610	2,396	244,740	2,378,665
Environmental	-	3,853	-	8,521	300,445
Equipment rental	-	-	-	-	64,651
Field office and supplies	(170)	37,731	1,364	71,931	547,183
Legal	3,710	53,454	39,059	79,070	348,108
Operator fee	-	-	-	-	108,339
Property maintenance and taxes	-	8,085	41	8,558	451,138
Reclamation costs	(47,365)	790	(46,724)	3,275	36,965
Reproduction and drafting	-	-	-	-	29,724
Salaries and labour	43,079	162,470	93,961	294,329	1,221,291
Travel, transportation and accommodation	44	74,698	3,973	120,074	847,634
	(1,307)	2,426,150	93,918	3,465,427	19,935,709
Sub-total balance carried forward	74,566	2,736,066	257,193	4,593,647	28,194,416

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES – CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Cumulative period from inception (May 14, 1996) to June 30, 2009

Sub-total balance brought forward	74,566	2,736,066	257,193	4,593,647	28,194,416
Pan project
Assays and analysis	-	170,586	-	191,597	574,367
Drilling	-	559,671	-	569,288	1,250,540
Engineering and consulting	64	134,569	9,786	213,295	387,015
Environmental	-	2,195	-	9,069	14,860
Field office and supplies	7,658	11,084	9,159	18,568	79,667
Legal	-	-	578	86	9,896
Property maintenance and taxes	4,196	513	4,196	7,173	207,503
Reclamation costs	-	-	-	-	67,563
Reproduction and drafting	-	-	-	-	5,738
Salaries and labour	4,811	102,454	58,000	172,989	730,819
Travel, transportation and accommodation	2,459	22,247	2,459	25,420	138,922
	19,188	1,003,319	84,178	1,207,485	3,466,890
Burnt Canyon project
Assays and analysis	-	13,282	-	21,921	21,921
Engineering and consulting	961	7,369	961	23,158	24,726
Field office and supplies	1,109	32	1,189	81	1,594
Legal	-	1,929	614	2,215	2,828
Property maintenance and taxes	-	-	-	8,535	20,786
Salaries and labour	-	-	-	2,923	2,923
Travel, transportation and accommodation	5,035	616	5,035	1,380	8,080
	7,105	23,228	7,799	60,213	82,858
Gold Rock project
Assays and analysis	-	22,085	-	22,085	22,085
Drilling	7,137	62,933	7,137	96,168	106,901
Engineering and consulting	687	42,145	687	72,814	110,024
Environmental	-	-	-	534	534
Field office and supplies	5,211	5,784	5,291	8,838	21,422
Legal	-	-	-	1,374	11,699
Property maintenance and taxes	2,321	-	2,321	64,502	156,259
Reclamation costs	-	-	395	-	395
Reproduction and drafting	-	-	-	-	339
Salaries and labour	-	31,680	-	34,990	36,817
Travel, transportation and accommodation	-	11,499	-	15,701	19,206
	15,356	176,126	15,831	317,006	485,681
Golden Eagle project
Assays and analysis	1,318	-	2,541	-	2,541
Drilling	934	-	934	-	934
Engineering and consulting	14,871	-	20,617	-	47,252
Field office and supplies	1,007	-	1,278	-	1,538
Legal	8,430	-	9,008	-	19,091
Property maintenance and taxes	-	-	1,844	-	1,844
Salaries and labour	62	-	62	-	62
Travel, transportation and accommodation	2,781	-	4,759	-	10,803
	29,403	-	41,043	-	84,065
Sub-total balance carried forward	145,618	3,938,739	406,044	6,178,351	32,313,910

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Cumulative period from inception (May 14, 1996) to June 30, 2009

Sub-total balance brought forward	145,618	3,938,739	406,044	6,178,351	32,313,910
Maggie Creek project
Environmental	-	-	-	-	197
Field office and supplies	-	117	-	4,412	4,630
Legal	-	461	-	461	461
Property maintenance and taxes	-	-	-	8	14,275
	-	578	-	4,881	19,563
Thunder Mountain project
Assays and analysis	-	5,959	-	5,959	14,568
Drilling	-	-	-	35,396	77,956
Engineering and consulting	-	-	-	-	705
Environmental	-	-	-	108	1,717
Field office and supplies	1,039	-	1,039	-	1,039
Property maintenance and taxes	1,004	-	1,004	-	13,476
Reclamation costs	-	-	-	-	2,377
Salaries and labour	-	-	-	-	2,047
Travel, transportation and accommodation	-	-	-	55	55
	2,043	5,959	2,043	41,518	113,940
Roberts Gold (Afgan)
Assays and analysis	-	-	-	12,808	20,255
Communications	-	-	-	-	10,034
Drilling	-	-	-	3,025	69,131
Engineering and consulting	-	-	-	-	30,136
Environmental	-	4,665	-	4,665	4,665
Field office and supplies	1,257	789	1,257	1,033	5,150
Legal	-	-	4,290	-	7,641
Property maintenance and taxes	-	-	-	-	54,648
Reclamation costs	-	-	539	3,795	4,871
Salaries and labour	-	-	-	107	19,203
Travel, transportation and accommodation	-	14	-	276	8,599
	1,257	5,468	6,086	25,709	234,333
Pioche/Mineral Mountain project
Acquisition costs and option payments	-	-	-	-	40,340
Assays and analysis	-	-	-	-	13,037
Drilling	-	-	-	-	232,205
Engineering and consulting	-	-	-	-	38,212
Field office and supplies	-	-	-	-	16,236
Property maintenance and taxes	-	-	-	-	49,750
Reclamation costs	-	-	-	-	32,683
Travel, transportation and accommodation	-	-	-	-	21,124
	-	-	-	-	443,587
Sub-total balance carried forward	148,918	3,950,744	414,173	6,250,459	33,125,333

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Cumulative period from inception (May 14, 1996) to June 30, 2009

Sub-total balance brought forward	148,918	3,950,744	414,173	6,250,459	33,125,333
Black Prince project
Communication	-	-	-	-	938
Drilling	-	-	-	-	77,167
Engineering and consulting	-	-	-	-	78,698
Equipment rental	-	-	-	-	10,800
Field office and supplies	-	-	-	-	3,397
Geological and geophysical	-	-	-	-	63,481
Legal and accounting	-	-	-	-	1,163
Property maintenance and taxes	-	-	-	-	13,249
Reproduction and drafting	-	-	-	-	1,179
Travel, transportation and accommodation	-	-	-	-	7,255
Recoveries	-	-	-	-	(40,000)
	-	-	-	-	217,327
Ruby Violet project
Assays and analysis	-	-	-	-	20,499
Communication	-	-	-	-	108,762
Drilling	-	-	-	-	467,372
Engineering and consulting	-	-	-	-	3,120,317
Equipment rental	-	-	-	-	337,577
Field office and supplies	-	-	-	-	277,119
Foreign exchange gain	-	-	-	-	(38,134)
Freight	-	-	-	-	234,956
Interest on convertible loans	-	-	-	-	1,288,897
Legal and accounting	-	-	-	-	453,269
Marketing	-	-	-	-	91,917
Mining costs	-	-	-	-	693,985
Processing and laboratory supplies	-	-	-	-	941,335
Property maintenance and taxes	-	-	-	-	298,752
Security	-	-	-	-	350,584
Travel, transportation and accommodation	-	-	-	-	392,031
Utilities and water	-	-	-	-	59,425
	-	-	-	-	9,098,663
Property investigations
Assays and analysis	6,297	11,230	6,342	16,840	167,111
Drilling	-	-	-	-	169,129
Engineering and consulting	-	6,807	-	12,267	210,183
Environmental	-	-	-	5,132	22,761
Field office and supplies	984	401	984	1,458	18,456
Legal	-	7,541	-	10,660	10,952
Property maintenance and taxes	-	1,316	-	1,316	123,230
Reclamation costs	-	239	51	1,471	2,690
Reproduction and drafting	-	-	-	-	4,942
Salaries and labour	-	-	-	-	3,674
Travel, transportation and accommodation	231	6,053	809	21,760	108,704
	7,512	33,587	8,186	70,904	841,832
	$ 156,430	$ 3,984,331	$ 422,359	$ 6,321,363	$ 43,283,155

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the six month periods ended June 30, 2009 and 2008

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

Going concern uncertainty

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.  The ability of the Company to continue as a going concern is uncertain and dependent upon obtaining the financing necessary to meet its financial commitments and to complete the development of its properties and/or realizing proceeds from the sale of one or more of the properties.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2009, the Company had cash of $3,215,207, working capital of $3,031,244, and has accumulated losses of $54,973,429 since inception.

Management anticipates that although the Company’s funds on hand could be made to last for the next twelve months Midway plans to raise capital in 2009 or 2010 to fund its continued exploration and development.

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

Recent United States Accounting Pronouncements:

In June 2009, the Financial Accounting and Standards Board (“FASB”)  issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS 168 will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on our consolidated financial position, results of operations or cash flows.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the six month periods ended June 30, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

In May 2009, the Financial Accounting and Standards Board (“FASB”)  issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  Midway has evaluated all subsequent events through August 10, 2009, the date of filing of this Form 10-Q. The adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued Statement No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FASB Staff Position (“FSP”) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued Statement 115-2 and Statement 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the fair value of its financial instruments and the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for the Company as of June 30, 2009 and its adoption did not impact the Company’s interim consolidated financial condition or results of operations.

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the six month periods ended June 30, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

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

The determination of fair value for financial reporting purposes as at June 30, 2009 and utilizing the applicable framework is as follows:

Financial Instrument	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total
	Level 1	Level 2	Level 3
Available-for-sale securities	$-	$54,000	$-	$54,000
Derivatives	20,000	-	-	20,000
Total	$20,000	$54,000	$-	$74,000

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the six month periods ended June 30, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

4.

Investments

	June 30, 2009
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair value
		($)	($)	($)
Available for sale - common shares (a)	400,000	36,000	18,000	54,000
Warrants (b)	1,000,000	100,000	(80,000)	20,000
Total investments		136,000	(62,000)	74,000

(a)

As at June 30, 2009, all of the Rye Patch common shares are marked to market.

(b)

The 1,000,000 common share purchase warrants entitle the Company to purchase one common share of Rye Patch at an exercise price of $1.00 until September 28, 2009.  Warrants are considered derivatives thus are marked to market each reporting period with gains or losses recorded in the Statement of Operations.

During the period ended June 30, 2009, the Company realized a loss of $10,920 on the sale of 1,444,500 common shares of Rye Patch for proceeds of $191,985.   The Company recognized in other comprehensive income an unrealized gain on the common shares of $18,000 of Rye Patch for the difference in the fair value at June 30, 2009 and March 31, 2009.  The Company recognized in earnings an impairment on the common shares of $7,770 of Rye Patch for the difference in the fair value at March 31, 2009 and December 31, 2008.  The Company considers that the decline in market value of this investment meets the characteristics of an “other than temporary impairment” and adjustments to fair value were recorded in earnings as investment write-down and re-classed from accumulated other comprehensive loss. The Company recognized an unrealized loss on the warrants of $80,000 in the statement of operations.

5.

Equipment:

	June 30, 2009			December 31, 2008
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer equipment	$234,071	$ 169,754	$ 64,317	$ 234,071	$ 130,741	$ 103,330
Office equipment	62,717	31,336	31,381	62,717	26,398	36,319
Field equipment	60,315	26,047	34,268	66,569	22,073	44,496
Trucks	68,336	59,998	8,338	89,389	55,209	34,180
	$425,439	$ 287,135	$ 138,304	$ 452,746	$ 234,421	$ 218,325

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the six month periods ended June 30, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

6.

Mineral properties:

Details on the Company’s mineral properties are found in note 5 to the audited consolidated financial statements for the year ended December 31, 2008.

Mineral property	December 31, 2008	Additions	Written off	June 30, 2009
Midway	$ 6,711,786	$ -	$ -	$ 6,711,786
Spring Valley	5,664,517	-	-	5,664,517
Pan	32,089,443	188,860	-	32,278,303
Afgan (Roberts Gold)	92,936	-	-	92,936
Gold Rock	263,745	159,087	-	422,832
Burnt Canyon	70,480	17,507	-	87,987
Golden Eagle	2,078,220	175,302	-	2,253,522
	$ 46,971,127	$ 540,756	$ -	$ 47,511,883

Spring Valley property, Nevada:

The Company signed an exploration and option to joint venture agreement with Barrick Gold Exploration Inc., a wholly owned subsidiary of Barrick Gold Corporation, effective on March 9, 2009, on the Spring Valley gold project that superseded a term sheet executed on October 17, 2008.  Barrick is granted the exclusive right to earn a 60% interest in the project by spending US$30,000,000 on the property (US$4,000,000 guaranteed in the first year) over five years. Barrick may increase its interest by 10% (70% total) by spending an additional US$8,000,000 in the year immediately after vesting at 60%. At the Company’s election, Barrick may also earn an additional 5% (75% total) by carrying the Company to a production decision and arranging financing for the Company’s share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established. The Company will coordinate geologic and administrative activities under the direction of Barrick, billing monthly at cost plus an administrative fee of 5%.

At June 30, 2009 the Company had an amounts receivable of $64,471 for recoverable salaries and expenses from Barrick for the Spring Valley project.  This balance was paid subsequent to June 30, 2009.

Golden Eagle property, Washington:

In the six months ended June 30, 2009, the Company staked additional claims and purchased two additional blocks of land at a cost of $175,302 (US$154,348) to expand its Golden Eagle land property package.

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

For the six month periods ended June 30, 2009 and 2008

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the six month periods ended June 30, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

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

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the six month periods ended June 30, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

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

(xxx)

On November 12, 2008 the Company issued 12,500,000 units at $0.22 per unit for proceeds of $2,750,000 by way of a private placement. Each unit consisted of one common share and one share

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the six month periods ended June 30, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

purchase warrant.  Each warrant entitles the holder to purchase one additional common share at $0.28 per share until May 12, 2009.  The proceeds of the financing of $2,750,000 were allocated on a relative fair value basis as $1,793,491 to common shares and $956,509 as to warrants.   The Company incurred $23,395 in issue costs for this private placement. By May 11, 2009 all of the warrants were exercised.

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

Expiry date	Exercise price per share	Balance December 31, 2008	Granted	Exercised	Cancelled or expired	Balance June 30, 2009	Intrinsic Value June 30, 2009

September 14, 2009	$0.80	222,500	-	-	-	222,500	-
February 4, 2010	$0.85	80,000	-	-	-	80,000	-
June 24, 2010	$1.30	225,000	-	-	(75,000)	150,000	-
March 9, 2011	$2.00	75,000	-	-	-	75,000	-
March 22, 2011	$2.00	100,000	-	-	-	100,000	-
May 4, 2011	$2.00	30,000	-	-	-	30,000	-
June 11, 2011	$2.53	310,000	-	-	(75,000)	235,000	-
August 30, 2011	$2.63	40,000	-	-	-	40,000	-
November 30, 2011	$2.70	140,000	-	-	-	140,000	-
January 23, 2012	$3.00	25,000	-	-	-	25,000	-
March 7, 2012	$2.93	100,000	-	-	-	100,000	-
April 26, 2012	$3.20	100,000	-	-	(100,000)	-	-
July 31, 2012	$2.71	816,667	-	-	(241,667)	575,000	-
October 30, 2012	$3.36	100,000	-	-	-	100,000	-
November 16, 2012	$3.25	26,667	-	-	(26,667)	-	-
December 6, 2012	$3.32	15,000	-	-	-	15,000	-
April 13, 2014	$2.04	400,000	-	-	-	400,000	-
May 12, 2013	$2.00	50,000	-	-	-	50,000	-
May 23, 2013	$2.00	75,000	-	-	-	75,000	-
July 16, 2013	$2.00	163,333	-	-	(13,333)	150,000	-
January 8, 2014	$0.56	-	1,415,000	-	-	1,415,000	$ 225,200
		3,094,167	1,415,000	-	(531,667)	3,977,500	$ 225,200

Weighted average exercise price		$2.26	$0.56	$0.00	$2.59	$1.61

The intrinsic value of stock options outstanding at June 30, 2009 related to vested options was $225,200.  Intrinsic value for vested stock options is calculated on the difference between the exercise prices of the underlying options and the quoted price of $0.80 for our common stock as of June 30, 2009.

At June 30, 2009 all but 823,333 of the 3,977,500 stock options outstanding were exercisable.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the six month periods ended June 30, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

The Company recorded stock-based compensation expense of $486,005 in the six months ended June 30, 2009 (June 30, 2008 - $334,476) for options vesting in that period of which $329,700 (June 30, 2008 - $172,267) was included in salaries and benefits in the statement of operations and $156,305 (June 30, 2008 - $162,209) was included in salaries and labour in the schedule of mineral exploration expenditures.  There is a balance of $152,019 that will be recognized in fiscal 2009 and fiscal 2010 as the options vest.

The Company uses the simplified method to estimate the expected life of stock options because there is not enough historical share option exercise experience upon which to estimate expected terms with any greater degree of certainty.  The simplified method is the average of the vesting term and the contract life. The $0.33 fair value of each stock option grant in the six months ended June 30, 2009 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 3 years; volatility of 93.74%; no dividend yield; and a risk free interest rate of 1.38%.

 (d)

Share purchase warrants:

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance December 31, 2008	Issued	Exercised	Expired	Balance June 30, 2009

May 12, 2009	$0.28	12,500,000	-	(12,500,000)	-	-
		12,500,000	-	(12,500,000)	-	-

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

Pursuant the Term Sheet, Golden Predator agreed to provide a loan facility of $5 million to the Company, which the Company could draw upon in instalments of $1 million.    On August 28, 2008 the Company drew $2 million of the facility and issued a promissory note that will mature with interest at the Canadian prime rate plus 2% on July 16, 2009.  On November 12, 2008 the Company and Golden Predator mutually agreed to release each other from all matters related to the Term Sheet, remove all restrictions and reporting obligations for the use of proceeds of the Promissory Note and the Company agreed to early pay Golden Predator $1,000,000 of the Promissory Note together with $27,274 interest accrued to that date.  Finally the Company agreed that 50% of the proceeds of any warrants exercised pursuant to the private placement closed on November 12, 2008 will be applied to the Promissory Note until it is paid.  By June 30, 2009 the Company paid Golden Predator the $1,000,000 principal of the Promissory Note together with interest of $24,101 accrued to the date of payment.

 9.

Related party transactions:

(a)

During the six-months ended June 30, 2009 $45,000 (2008 - $45,000) was paid for office facilities and administrative services to a company with an officer in common.

(b)

Recovery of office costs from a company managed by common directors and officers $nil (2008 - $2,513).

(c)

During the six-months ended June 30, 2008 the Company issued a director, at the time, 30,000 common shares pursuant to a mineral property agreement.

Included in accounts payable and accrued liabilities at June 30, 2009 is $7,740 (June 30, 2008 - $41,788) payable to the companies referred to in this note and other directors and officers.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Interim Financial Statements

For the six month periods ended June 30, 2009 and 2008

(expressed in Canadian dollars) (Unaudited)

10.

Financial instruments:

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Investments as at June 30, 2009 are recorded at fair value (note 4).

11.

Contingency:

On February 2, 2007 the Company’s wholly-owned Nevada subsidiary MGC Resources Inc. (“MGC") entered into a drill contract with Derex Drilling Services Ltd. (“Derex”), a British Columbia corporation, to provide drilling services for the Midway project and MGC paid Derex a deposit of US$50,000.  Derex did not provide the drilling services on a timely basis and by May 2007 MGC filed a civil complaint alleging breach of contract and MGC filed and was granted a writ of attachment against the drill rig which had been left unattended on the Midway property and was the only known asset of Derex in the United States.  MGC presented the writ of attachment to the Nye County Sheriff for execution and the Sheriff engaged a towing company to remove the drill rig and deliver it to storage.  On May 10, 2007 the towing company driver was involved in an accident while moving the drill rig, causing extensive damage to the drill rig.

On or about May 14, 2007 Derex returned to MGC the US$50,000 deposit and MGC dismissed the complaint alleging breach of contract.  MGC had heard nothing further about this matter until on May 5, 2009 when MGC was named as a defendant to a civil complaint filed in federal court in Nevada (the “Complaint”).  The Complaint was filed by ING Novex Insurance Company of Canada (“ING”) against MGC, the tow truck driver, the towing company and the Nye County Sheriff’s office (the “ING Defendants”) to recover damages and attorney’s fees and costs under its subrogation rights for having reimbursed Derex for the value of the drill rig under a policy of insurance.  In its Complaint, ING asserts claims against MGC for negligence, wrongful attachment and unjust enrichment.

While ING has alleged that the value of the drill rig was approximately US$200,000, the amount of the potential damages cannot be reasonably estimated at this time and the occurrence of the confirming future event is not determinable.  On June 22, 2009 MGC filed a motion to dismiss ING’s Complaint.  ING filed a response on July 15, 2009.  MGC filed a reply on July 31, 2009.  There is no specific timetable for the Nevada court to consider MGC’s motion to dismiss.   The outcome of this matter is not determinable at present.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report filed on Form 10-Q.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Form 10-K filed with the SEC on April 1, 2009, and elsewhere in this report.

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

Cautionary Note Regarding Forward-Looking Statements

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Midway to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions;  significant increases or decreases in gold prices; changes in interest and currency exchange rates;  unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; results of current and future exploration activities; results of pending and future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all.  Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although Midway believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and Midway undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates

The mineral estimates in this Form 10-Q have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on

Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United

States Securities Act of 1993, as amended. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Accordingly, information contained in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

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

The map below shows the location of Midway’s properties located in Nevada, USA.  Activities on these properties in the second quarter ended June 30, 2009 and up to August 10, 2009, the date of this Quarterly Report filed on Form 10Q are described in further detail below.

N E V A D A

BURNT CANYON
SPRING VALLEY
ROBERTS GOLD
PAN
GOLD ROCK
MIDWAY
THUNDER MOUNTAIN
Elko
Reno
Carson City
Las Vegas
Henderson
80
15
N

Qualified Person

Don Harris, a Qualified Person, as that term is defined in NI 43-101 is the person responsible for review and verification of the technical information contained in this MD&A.

Highlights for the second quarter 2009:

•

On April 7, 2009 the Company filed a NI 43-101 technical report on the Spring Valley Inferred Resource.  The new inferred resource is estimated at 87.75 million tons grading 0.021 ounce per ton gold containing 1,835,615 ounces of gold representing an 85% increase in estimated contained gold.

•

On June 25, 2009 the Company announced a Golden Eagle Indicated Resource estimated at 31.9 million tons grading 0.055 ounce per ton gold containing 1,769,000 ounces of gold and Inferred Resources estimated at 5.1 million tons grading 0.038 ounce per ton gold containing 194,000 ounces of gold, both reported at a 0.020 cutoff.

•

A drill program is being designed for the Burnt Canyon project. Additional historic data is being compiled and analyzed.

Cautionary Note to U.S. Investors – In this Quarterly Report we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, as defined in accordance with NI 43-101. US investors are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

A summary of operations for the six months ended June 30, 2009 and up to August 10, 2009 are:

Midway’s Nevada Properties

Humboldt Gold Trend

Spring Valley Property, Pershing County, Nevada

The Spring Valley project is located 20 miles northeast of Lovelock and approximately 3 miles north of the Coeur Rochester Open Pit Mine. Spring Valley is a diatreme/porphyry hosted gold system, and located on the Humboldt Gold Trend.

On March 2, 2009 the Company announced an updated mineral resource estimate of 87,750,000 tons grading 0.021 opt containing 1,835,615 ounces of gold at a cut-off grade of 0.006 opt using a $715 Lerchs-Grossman Optimization Shell.  This updated estimate represents an 85% increase in contained gold at Spring Valley and includes drilling completed through the end of 2008.  The new resource incorporates portions of the West Diatreme, North Hill and newly discovered Big Leap zones that were not included in the last resource estimate prepared by AMEC at December 15, 2007. Gold mineralization remains open for expansion to the north, south, and at depth.

This resource estimate is in compliance with Canada’s NI 43-101 and in accordance with CIM Definition Standards for Mineral Resources and Mineral Reserves.  It was conducted under the supervision of Eric LeLacheur (CPG), Spring Valley Project Manager, and Don Harris (M.Sc., CPG), Vice President-Advanced Projects, who are the Qualified Persons responsible for the resource.

The property is currently operating under an exploration, development, and mine operating agreement with Barrick Gold Exploration Inc, a wholly owned subsidiary of Barrick Gold Corporation.

Cautionary Note to U.S. Investors – In this Quarterly Report we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, as defined in accordance with NI 43-101. US investors are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

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

The Company expended $93,918 on the Spring Valley project in the six months ended June 30, 2009 which includes $39,059 of legal costs incurred to finalize the agreement with Barrick and other matters related to the project.  As discussed below the Company expended and recovered an additional $351,424 on the Spring Valley Project from Barrick.

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

At June 30, 2009 the Company had an amounts receivable of $64,471 for recoverable salaries and expenses from Barrick for the Spring Valley project.  This balance was paid subsequent to June 30, 2009.

See Midway press release dated  March 11, 2009 at www.midwaygold.com filed on Form 8-K with the Securities and Exchange Commission on March 16, 2009.

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

Activity in the six months ended June 30, 2009 at a cost of $163,275 was focused on negotiation of a water usage agreement with the town of Tonopah.   Once the water agreement is in place then the Company can finalize the Plan of Operation and submit it to the BLM.

Republic Gold Trend

Golden Eagle Project, Ferry County, Washington

The map below shows the location of Midway’s property located in Washington, USA.  This property is described in further detail below.

W A S H I N G T O N

N
Golden Eagle
Project
Bellingham
Everett
Edmonds
Shoreline
Seattle
Bellevue
Federal Way
Tacoma
Lakewood
Olympia
Yakima
Kennewick
Spokane
Moses Lake
Ellensburg
Vancouver
Washington

The Golden Eagle property is approximately 339.56 acres of private land located in Ferry County, Washington.  The property is accessed by driving two miles northwest of the town of Republic, Washington along the Knob Hill county road.

In 2008, Midway acquired 100% of the Golden Eagle project and began compiling and reviewing the historic database of 847 drill holes containing 165,775 feet of mostly core drilling (74%), to create a modern gold model.  In 2009 Midway expanded its land position by staking additional ground and acquiring additional land.

On June 25, 2009 the Company announced an Indicated Resource estimated at 31.9 million tons grading 0.055 ounce per ton gold containing 1,769,000 ounces of gold and Inferred Resources estimated at 5.1 million tons grading 0.038 ounce per ton gold containing 194,000 ounces of gold at a cut-off grade of 0.02 ounce per ton gold using a $750 Lerchs-Grossman optimization shell.

The resource estimate is compliant with Canada’s NI 43-101 and with CIM Definition Standards for Mineral Resources and Mineral Reserves.  It was conducted under the supervision of Eric Chapman (M.Sc., C.Geol), Snowden Mining Industry Consultants Inc., Don Harris (M.Sc., CPG) MGC Resources,  and Thom Seal (PhD, PE), Principal and Metallurgist, Differential Engineering Inc. who are the Qualified Persons responsible for the technical report.

See Midway press release, June 25, 2009 at www.midwaygold.com,

Cautionary Note to U.S. Investors – In this Quarterly Report we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, as defined in accordance with NI 43-101. US investors are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

The resource estimate includes verified drill results from 204 historic holes that were available up to May 1, 2009.  Verification was completed by comparison of gold values to laboratory certificates and drill logs obtained from historic operators of the project.  Only gold values that had laboratory certificates or drill log verification were used in the resource estimate. Mineralized domains were established by interpretation of geological, structural and assay information on sections and plans. Assays within the domains were composited into 5 foot intervals. Search distances and directions were established using spherical variograms on the composites within the domains. A capping threshold of 0.10 to 0.50 opt gold was utilized depending upon the domain, and assays greater than the capping threshold would be set to that value.  Less than 0.2% of the samples were affected by the capping.  A density factor of 13.7 cubic feet per short ton (ft3/st) was applied to the mineralized bedrock material, and 13.5 to 14.3 ft3/st was applied to surrounding bedrock.  A tonnage factor of 15.1 ft3/st was applied to overlying glacial till. A three dimensional block model was generated using Datamine®, a commercially available mine planning software package. Composited assays were used to estimate tons and gold grades within domains using an ordinary kriging estimation methodology. Resources reported are included within a Lerchs-Grossmann (L-G) optimization shell, which was generated using a $750 per ounce gold price and 85% gold recovery.  The L-G shell is an economic test that simulates a break-even pit using current mining costs.

A Technical Report by Snowden Mining Industry Consultants supporting disclosure of this mineral resource will be filed on Sedar by August 10, 2009.  The Technical Report updates the project as of May 1, 2009, and outlines work on the resource and progress to date.

Results of operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008

The net loss for the six months ended June 30, 2009 was $1,737,957 (2008 – $7,245,517).  The decrease in net loss was due primarily to decreased exploration expenses on the Company’s Nevada projects and an overall decrease in most categories of expenses.

Significant differences in costs between the periods are as follows:

Exploration expenses in the six months ended June 30, 2009 was $422,359 (2008 – $6,321,363).  The details of the expenses in each period may be found in the schedule to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $156,305 (2008 - $162,209).

Investor relations and travel costs combined were $119,995 for the six months ended June 30, 2009 (2008 - $176,481).  Midway has focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and attendance at selected industry investor shows.

Professional fees paid to lawyers and auditors increased to $396,585 for the six months ended June 30, 2009 compared to $142,604 for the six months ended June 30, 2008 as the Company investigates and evaluates business opportunities.

Director’s fees and salaries and benefits of $701,974 (2008 - $622,117) are payments to the Company’s non-management directors and Midway’s staff based in Helena, Montana.   In the six months ended June 30, 2009 directors fees paid or accrued were $10,845 (2008 - $63,652).  Salaries and benefits paid in the six months ended June 30, 2009 were $691,129 (2008 - $558,465).  However in US dollar terms the salaries paid in the six months ended June 30, 2009 were US$299,635 compared to US$383,491 in the six months ended June 30, 2008.  The category also includes the estimated fair value of stock based compensation for stock options granted and vested to employees, directors and officers in the period of $329,700 (2008 - $172,267).

Interest income has declined with the Company’s lower cash balances and the reduction in interest rates.  The income tax recovery of $11,900 (2008 - $464,000) and an unrealized foreign exchange gain of $370,092 (2008 – loss of $229,892) included in the foreign exchange gain of $261,565 (2008 – loss of $207,313) relate to the US dollar denominated future income tax liability recorded upon the acquisition of Pan-Nevada in April 2007.

Summary of Quarterly Results (Unaudited)

	June 2009	Mar 2009	Dec 2008	Sept 2008	June 2008	March 2008	Dec 2007	Sept 2007
$(000’s) except per share amounts
Revenue from the sale of minerals	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Net loss	491	1,247	5,238	3,682	4,261	2,984	2,330	3,547
Net loss per share, basic and diluted	0.01	0.02	0.11	0.06	0.08	0.06	0.05	0.08

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

(5)

In the December 31, 2008 quarter the Company wrote off $4,247,000 in mineral property interests.

Liquidity and Capital Resources

The Company began the 2009 year with cash and cash equivalents of $2,416,438.  During the six months ended June 30, 2009, the Company expended $1,544,312 on operations, invested a total of $156,919 in mineral property and equipment and received $3,500,000 from the exercise of warrants and paid $1,000,000 owing for the promissory note to end at June 30, 2009 with cash and cash equivalents of $3,215,207.

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.  The ability of the Company to continue as a going concern is uncertain and dependent upon obtaining the financing necessary to meet its financial commitments and to complete the development of its properties and/or realizing proceeds from the sale of one or more of the properties.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2009, the Company had cash of $3,215,207, working capital of $3,031,244 and has accumulated losses of $54,973,429 since inception.

Management anticipates that although the Company’s funds on hand could be made to last for the next twelve months.  Midway plans to raise capital in 2009 or 2010 to fund its continued exploration and development.

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

As of August 10, 2009, there are 3,977,500 stock options at prices ranging from $0.56 to $3.36.  While it is probable that some of these options will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of June 30, 2009, we have accrued US$49,385 ($57,435) related to reclamation and other closure requirements at our properties which is reduced from the estimate made at from December 31, 2008. These liabilities are covered by a combination of surety bonds and restricted cash totaling $338,999 at June 30, 2009 (December 31, 2008 - $517,711). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of June 30, 2009; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

Critical accounting policies

Critical accounting estimates used in the preparation of the financial statements include our estimate of recoverable value on our property, mineral properties and equipment, site reclamation and rehabilitation as well as the value assigned to stock-based compensation expense. These estimates involve considerable judgment and are, or could be, affected by significant factors that are out of our control.

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

Midway’s recoverability evaluation of its mineral properties and equipment is based on market conditions for minerals, underlying mineral resources associated with the assets and future costs that may be required for ultimate realization through mining operations or by sale. Midway is in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk. Bearing these risks in mind, Midway has assumed recent world commodity prices will be achievable. We have considered the mineral resource reports by independent engineers on the Midway, Spring Valley, Pan and Golden Eagle projects in considering the recoverability of the carrying costs of the mineral properties.  All of these assumptions are potentially subject to change, out of our control, however such changes are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

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

Recent United States Accounting Pronouncements:

In June 2009, the Financial Accounting and Standards Board (“FASB”)  issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS 168 will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the Financial Accounting and Standards Board (“FASB”)  issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  Midway has evaluated all subsequent events through August 10, 2009, the date of filing of this Form 10-Q. The adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued Statement No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FASB Staff Position (“FSP”) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued Statement 115-2 and Statement 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the fair value of its financial instruments and the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for the Company as of June 30, 2009 and its adoption did not impact the Company’s interim consolidated financial condition or results of operations.

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

Related Party Transactions

The Company had the following related party transactions for the six months ended June 30, 2009 and 2008 respectively.

	June 30, 2009	June 30, 2008

Consulting services paid to a company owned by an officer of the Company	$45,000	$45,000
Recovery of office costs from a company managed by common directors and officers	nil	(2,513)
Shares issued to a director pursuant to the Gold Rock property agreement – 30,000 common shares	nil	88,500

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

Midway has no cash flow or revenue from operations.  Our operating funds are currently provided by equity issuances. We have to date always raised funds in Canadian dollars although we incur the majority of our expenditures in both Canadian and United States dollars.  The shares of Midway are listed for trading on NYSE Amex and TSX.V and accordingly our ability to raise equity funds and the price at which such issues are sold is directly related to the activity and price of our shares on such exchange.  In addition, as we incur expenditures in both Canadian and United States currencies we have exposure to foreign currency gains or losses.  We do not currently enter into any contracts or arrangements to hedge against currency fluctuations.

We periodically access the capital markets with the issuance of new shares to fund operating expenses, and we do not maintain significant cash reserves over periods of time that could be materially affected by fluctuations in interest rates or foreign exchange rates.

Item 4.

Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the six months ended June 30, 2009, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, the Company made changes to its internal control over financial reporting.  The Company segregated the duties over transaction processes in the Company with respect to financial reporting matters and internal control over financial reporting.  Specifically the Company has restricted access to the Company’s accounting software program to certain personnel  so that certain personnel with financial transaction initiation and reporting responsibilities  do not have incompatible duties that allow for the creation, review and recording of journal entries without adequate independent review and authorization.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

On February 2, 2007 the Company’s wholly-owned Nevada subsidiary MGC Resources Inc. (“MGC") entered into a drill contract with Derex Drilling Services Ltd. (“Derex”), a British Columbia corporation, to provide drilling services for the Midway project and MGC paid Derex a deposit of US$50,000.  Derex did not provide the drilling services on a timely basis and by May 2007 MGC filed a civil complaint alleging breach of contract and MGC filed and was granted a writ of attachment against the drill rig which had been left unattended on the Midway property and was the only known asset of Derex in the United States.  MGC presented the writ of attachment to the Nye County Sheriff for execution and the Sheriff engaged a towing company to remove the drill rig and deliver it to storage.  On May 10, 2007 the towing company driver was involved in an accident while moving the drill rig, causing extensive damage to the drill rig.

On or about May 14, 2007 Derex returned to MGC the US$50,000 deposit and MGC dismissed the complaint alleging breach of contract.  MGC had heard nothing further about this matter until on May 5, 2009 when MGC was named as a defendant to a civil complaint filed in federal court in Nevada (the “Complaint”).  The Complaint was filed by ING Novex Insurance Company of Canada (“ING”) against MGC, the tow truck driver, the towing company and the Nye County Sheriff’s office (the “ING Defendants”) to recover damages and attorney’s fees and costs under its subrogation rights for having reimbursed Derex for the value of the drill rig under a policy of insurance.  In its Complaint, ING asserts claims against MGC for negligence, wrongful attachment and unjust enrichment.

While ING has alleged that the value of the drill rig was approximately US$200,000, the amount of the potential damages cannot be reasonably estimated at this time and the occurrence of the confirming future event is not determinable.  On June 22, 2009 MGC filed a motion to dismiss ING’s Complaint.  ING filed a response on July 15, 2009.  MGC filed a reply on July 31, 2009.  There is no specific timetable for the Nevada court to consider MGC’s motion to dismiss.   The outcome of this matter is not determinable at present.

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

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

Since the beginning of the period covered by this report, we have reported all issuances of unregistered equity securities on current reports filed on Form 8-K.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

On June 26, 2009, we held our annual general meeting of shareholders at 10:00 a.m. (Vancouver time) at the offices of Davis LLP, Suite 2800 Park Place, 666 Burrard Street, Vancouver, British Columbia, Canada V6C 2Z7. Shareholders representing 47,829,935 shares or 61.86% of the shares authorized to vote (77,321,664) 103 shareholders were present in person or by proxy, representing a quorum for the purposes of the annual meeting. The shareholders approved the following:

Proposal #1 – Election of Directors

The election of the Nominees to the Company’s Board to serve until the Company’s 2009 Annual Meeting of Shareholders or until successors are duly elected and qualified:

Voted For	Withheld
Alan D. Branham	47,205,027	597,907
George T. Hawes	45,960,934	1,842,000
Daniel E. Wolfus	42,756,036	5,046,898
Frank Yu	47,325,146	477,788
Proposal #2 To ratify the appointment of KPMG LLP as the Company’s auditor for the fiscal year 2009 and to authorize the Board of Directors to fix the remuneration to be paid to KPMG LLP	For	Against	Abstain
47,188,707	n/a	614,227
Proposal #3 To approve the renewal of the Company’s Stock Option Plan	For	Against	Abstain
35,667,714	451,698	11,683,523

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on June 2, 2009. Each nominee for director was elected, and the shareholders approved each proposal.

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

MIDWAY GOLD CORP.
August 10, 2009	By: /s/ Alan D. Branham Alan D. Branham President, Chief Executive Officer and Director (Principal Executive Officer)
August 10, 2009	By: /s/ Doris A. Meyer Doris Meyer Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

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

(b) Designed such internal control over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

August 10, 2009

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

(b) Designed such internal control over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

August 10, 2009

/s/ Doris A. Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

            Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2009 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 10, 2009

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2009 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 10, 2009

/s/ Doris Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.