Form 10-Q
period 2009-09-30
Midway Gold Corp
filed 2009-11-09
CIK 1319009

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer           Accelerated filer     Non-accelerated filer       Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of Shares outstanding at November 6, 2009      77,321,664

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

1

ITEM 1.

 FINANCIAL STATEMENTS.

1

ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

21

ITEM 3.

 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

40

ITEM 4.

 CONTROLS AND PROCEDURES.

40

PART II - OTHER INFORMATION

40

ITEM 1.

 LEGAL PROCEEDINGS.

40

ITEM 1A.

RISK FACTORS.

41

ITEM 2.

 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

41

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES.

41

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

41

ITEM 5.

OTHER INFORMATION.

41

ITEM 6.

EXHIBITS.

42

SIGNATURES

42

EXPLANATORY NOTE

All references to “$” in this report mean the Canadian dollar.  All references to “US$” refer to the U.S. dollar, and unless otherwise indicated all currency amounts in this report are stated in Canadian dollars.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM BALANCE SHEETS

 (Expressed in Canadian dollars)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,566,224	$2,416,438
Amounts receivable	895,542	86,451
Prepaid expenses	41,935	30,577
	2,503,701	2,533,466
Investments (note 4)	-	346,675
Reclamation deposit	312,094	517,711
Equipment (note 5)	112,809	218,325
Mineral properties (note 6)	47,868,603	46,971,127
	$50,797,207	$50,587,304

Liabilities and stockholders' equity

Current liabilities
Accounts payable and accrued liabilities	$598,639	$369,012
Accrued interest payable (note 8)	-	7,918
Promissory note (note 8)	-	1,000,000
	598,639	1,376,930

Future income tax liability	7,042,895	8,093,661

Stockholders' equity (note 7)
Common stock authorized - unlimited, no par value
Issued - 77,321,664 (2008 - 64,821,664)	92,638,150	88,181,641
Additional paid in capital	6,326,857	6,170,544
Deficit accumulated during the exploration stage	(55,809,334)	(53,235,472)
	43,155,673	41,116,713
	$50,797,207	$50,587,304

Nature of operations and going concern (note 1)
Contingency (note 11)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Cumulative period from inception (May 14, 1996) to September 30, 2009

Expenses
Consulting	$31,034	$133,434	$77,936	$183,379	$601,369
Depreciation	28,669	32,801	92,756	93,522	583,124
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Interest and bank charges	7,568	14,201	27,190	16,417	884,773
Investor relations	16,027	26,086	59,716	115,621	1,085,300
Legal, audit and accounting	72,105	256,402	468,690	399,006	2,319,477
Management fees	-	-	-	-	265,000
Mineral exploration expenditures (schedule)	483,644	2,278,573	906,003	8,599,936	43,766,799
Mineral property interests written off	-	-	-	65,454	4,271,754
Office and administration (note 9)	46,159	49,148	158,407	131,318	1,257,786
Salaries and benefits	820,336	231,505	1,522,310	853,622	7,475,133
Transfer agent and filing fees	19,809	33,495	75,000	104,615	468,273
Travel	(49)	13,594	76,257	100,540	744,799

Operating loss	1,525,302	3,069,239	3,464,265	10,663,430	60,917,275

Other income (expenses):
Foreign exchange gain (loss)	581,146	(299,334)	842,711	(506,647)	675,298
Management fee	6,778	-	23,624	-	23,624
Interest income	2,060	13,403	7,167	107,159	834,779
Loss on sale of equipment	(1,127)	-	(3,921)	(1,769)	(6,805)
Gain on sale of investments (note 4)	72,540	-	61,620	-	51,847
Investment write down (note 4)	(20,000)	(510,000)	(107,770)	(510,000)	(729,995)
Other income	-	-	7,072	-	94,293
	641,397	(795,931)	830,503	(911,257)	943,041
Net loss before income tax	883,905	3,865,170	2,633,762	11,574,687	59,974,234
Income tax recovery	48,000	183,000	59,900	647,000	4,164,900
Net loss	$835,905	$3,682,170	$2,573,862	$10,927,687	$55,809,334

Basic and diluted loss per share	$0.01	$0.07	$0.04	$0.22
Weighted average number of shares outstanding	77,321,664	52,056,718	71,607,378	50,714,190

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Cumulative period from inception (May 14, 1996) to September 30, 2009
Cash provided by (used in):
Operating activities:
Net loss	$(835,905)	$(3,682,170)	$(2,573,862)	$(10,927,687)	$(55,809,334)
Items not involving cash:
Depreciation	28,669	32,801	92,756	93,522	583,124
Stock-based compensation	626,817	162,945	1,112,822	497,421	6,096,715
Unrealized foreign exchange loss (gain)	(620,774)	342,317	(990,866)	572,209	(827,492)
Investment write down	20,000	510,000	107,770	510,000	729,995
Non-cash interest expense	-	-	-	-	234,765
Income tax recovery	(48,000)	(183,000)	(59,900)	(647,000)	(4,164,900)
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Loss on sale of equipment	1,127	-	3,921	1,769	6,805
Gain on sale of investments	(72,540)	-	(61,620)	-	(51,847)
Write off of mineral property interests	-	-	-	65,454	4,271,754
Change in non-cash working capital items:
Amounts receivable	(724,272)	(11,437)	(809,091)	8,908	(879,038)
Prepaid expenses	30,419	4,408	(11,358)	(885)	(61,977)
Accounts payable and accrued liabilities	171,052	(469,546)	229,627	(81,014)	693,644
Accrued interest payable	-	12,575	(7,918)	12,575	-
	(1,423,407)	(3,281,107)	(2,967,719)	(9,894,728)	(51,984,098)

Investment activities:
Proceeds on sale of subsidiary	-	-	-	-	254,366
Proceeds on sale of equipment	3,239	-	16,379	919	17,992
Proceeds on sale of mineral property	-	-	-	-	233,459
Proceeds on sale of investments	108,540	-	300,525	-	321,852
Mineral property acquisitions	(356,720)	(3,146,018)	(897,476)	(3,634,324)	(20,808,287)
Deferred acquisition costs	-	-	-	-	(23,316)
Purchase of equipment	(7,540)	(4,059)	(7,540)	(110,085)	(1,704,233)
Reclamation deposit	26,905	(18,914)	205,617	(103,099)	(727,477)
	(225,576)	(3,168,991)	(382,495)	(3,846,589)	(22,435,644)

Financing activities:
Advance from Red Emerald Ltd.	-	-	-	-	12,010,075
Common stock issued, net of issue costs	-	1,856,000	3,500,000	5,152,889	57,651,286
Deferred share issue costs	-	-	-	-	-
Promissory note	-	2,000,000	-	2,000,000	2,000,000
Repayment of promissory note	-	-	(1,000,000)	-	(2,000,000)
Convertible debenture	-	-	-	-	6,324,605
	-	3,856,000	2,500,000	7,152,889	75,985,966

(Decrease) increase in cash and cash equivalents	(1,648,983)	(2,594,098)	(850,214)	(6,588,428)	1,566,224
Cash and cash equivalents, beginning of period	3,215,207	4,330,950	2,416,438	8,325,280	-
Cash and cash equivalents, end of period	$1,566,224	$1,736,852	$1,566,224	$1,736,852	$1,566,224

Non-cash financing and investing activities:
Securities issued for mineral property acquisition	$-	$-	$-	$88,500
Mineral property costs included in accounts payable		(609,788)	-	-
Fair value of stock options exercised	-	163,876	-	453,212
Fair value of share purchase warrants exercised	-	-	956,509	209,405

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Net loss for the period before other comprehensive loss	$835,905	3,682,170	2,573,862	10,927,687
Unrealized (gain) loss on investment	(54,540)	133,000	(53,850)	390,000
Investment write down	-	(510,000)	(7,770)	(510,000)
Realized gain (loss) on sale of investments	72,540	-	61,620	-
Comprehensive loss	$853,905	$3,305,170	$2,573,862	$10,807,687

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

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, December 31, 2005, brought forward	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investment	-	-	-	(120,000)	-	(120,000)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,070,078)	48,693,085
Shares issued:
Private placement	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	(139,705)	-	-	-	(139,705)
Stock based compensation	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	64,821,664	88,181,641	6,170,544	-	(53,235,472)	41,116,713
Shares issued:
Exercise of share purchase warrants	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock based compensation	-	-	1,112,822	-	-	1,112,822
Unrealized (gain) loss on investment	-	-	-	53,850	-	53,850
Investment write down	-	-	-	7,770	-	7,770
Realized gain on sale of investments	-	-	-	(61,620)	-	(61,620)
Net loss	-	-	-	-	(2,573,862)	(2,573,862)
Balance, September 30, 2009	77,321,664	$ 92,638,150	$ 6,326,857	$ -	$ (55,809,334)	$ 43,155,673

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Cumulative period from inception (May 14, 1996) to September 30, 2009
Exploration costs incurred are summarized as follows:
Midway project
Assays and analysis	$ -	$ 487	$ 21,386	$ 57,408	$ 328,455
Communication	-	-	-	-	9,513
Drilling	-	-	2,031	477,456	2,044,181
Engineering and consulting	51,018	225,420	76,171	523,931	4,041,513
Environmental	25	33,863	1,135	69,544	221,292
Field office and supplies	5,294	12,048	20,212	47,508	220,857
Legal	7,244	4,797	34,636	21,471	107,523
Property maintenance and taxes	35,126	30,844	43,242	34,116	410,591
Reclamation costs	1,490	-	(961)	422	26,805
Reproduction and drafting	-	-	-	-	20,803
Salaries and labour	17,759	73,845	68,245	232,266	557,570
Travel, transportation and accommodation	442	10,930	15,576	56,332	388,002
	118,398	392,234	281,673	1,520,454	8,377,105
Spring Valley Joint Venture project
Drilling	-	-	2,505	-	2,505
Engineering and consulting	-	-	411	-	411
Environmental	-	-	244	-	244
Field office and supplies	25,418	-	84,067	-	84,067
Management fee	-	-	16,723	-	16,723
Property maintenance and taxes	-	-	5,131	-	5,131
Reclamation costs	1,019	-	2,513	-	2,513
Salaries and labour	99,231	-	317,663	-	317,663
Travel, transportation and accommodation	10,982	-	58,817	-	58,817
	136,650	-	488,074	-	488,074
Recovery from joint venture partner	(136,650)	-	(488,074)	-	(488,074)
	-	-	-	-	-
Spring Valley project
Assays and analysis	-	237,780	-	767,143	3,329,900
Communication	-	-	-	-	10,307
Drilling	-	658,520	(152)	2,764,086	10,261,359
Engineering and consulting	-	56,554	2,396	301,294	2,378,665
Environmental	-	4,205	-	12,726	300,445
Equipment rental	-	-	-	-	64,651
Field office and supplies	135	33,577	1,499	105,508	547,318
Legal	2,347	19,911	41,406	98,981	350,455
Operator fee	-	-	-	-	108,339
Property maintenance and taxes	27,107	85,747	27,148	94,305	478,245
Reclamation costs	-	-	(46,724)	3,275	36,965
Reproduction and drafting	-	-	-	-	29,724
Salaries and labour	(8,438)	141,774	85,523	436,103	1,212,853
Travel, transportation and accommodation	-	61,982	3,973	182,056	847,634
	21,151	1,300,050	115,069	4,765,477	19,956,860
Sub-total balance carried forward	139,549	1,692,284	396,742	6,285,931	28,333,965

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES – CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Cumulative period from inception (May 14, 1996) to September 30, 2009

Sub-total balance brought forward	139,549	1,692,284	396,742	6,285,931	28,333,965
Pan project
Assays and analysis	-	47,974	-	239,571	574,367
Drilling	-	20,078	-	589,366	1,250,540
Engineering and consulting	57	68,943	9,843	282,238	387,072
Environmental	-	172	-	9,241	14,860
Field office and supplies	1,557	6,165	10,716	24,733	81,224
Legal	-	-	578	86	9,896
Property maintenance and taxes	85,568	72,056	89,764	79,229	293,071
Reclamation costs	-	8,605	-	8,605	67,563
Reproduction and drafting	-	-	-	-	5,738
Salaries and labour	14,385	161,182	72,385	334,171	745,204
Travel, transportation and accommodation	386	16,588	2,845	42,008	139,308
	101,953	401,763	186,131	1,609,248	3,568,843
Burnt Canyon project
Assays and analysis	-	-		21,921	21,921
Engineering and consulting	11	-	972	23,158	24,737
Field office and supplies	-	-	1,189	81	1,594
Legal	-	(1)	614	2,214	2,828
Property maintenance and taxes	15,212	12,251	15,212	20,786	35,998
Salaries and labour	-	-	-	2,923	2,923
Travel, transportation and accommodation	-	348	5,035	1,728	8,080
	15,223	12,598	23,022	72,811	98,081
Gold Rock project
Assays and analysis	-	-	-	22,085	22,085
Drilling	-	-	7,137	96,168	106,901
Engineering and consulting	4,654	11,144	5,341	83,958	114,678
Environmental	-	-	-	534	534
Field office and supplies	92	3,429	5,383	12,267	21,514
Legal	-	-	-	1,374	11,699
Property maintenance and taxes	77,485	65,268	79,806	129,770	233,744
Reclamation costs	348	-	743	-	743
Reproduction and drafting	-	-	-	-	339
Salaries and labour	-	-	-	34,990	36,817
Travel, transportation and accommodation	-	-	-	15,701	19,206
	82,579	79,841	98,410	396,847	568,260
Golden Eagle project
Assays and analysis	19,425	-	21,966	-	21,966
Drilling	2,743	-	3,677	-	3,677
Engineering and consulting	90,079	19,396	110,696	19,396	137,331
Field office and supplies	1,104	241	2,382	241	2,642
Legal	319	8,631	9,327	8,631	19,410
Property maintenance and taxes	526	-	2,370	-	2,370
Salaries and labour	-	-	62	-	62
Travel, transportation and accommodation	3,951	3,322	8,710	3,322	14,754
	118,147	31,590	159,190	31,590	202,212
Sub-total balance carried forward	457,451	2,218,076	863,495	8,396,427	32,771,361

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Cumulative period from inception (May 14, 1996) to September 30, 2009

Sub-total balance brought forward	457,451	2,218,076	863,495	8,396,427	32,771,361
Maggie Creek project
Environmental	-	-	-	-	197
Field office and supplies	-	-	-	4,412	4,630
Legal	-	-	-	461	461
Property maintenance and taxes	-	-	-	8	14,275
	-	-	-	4,881	19,563
Thunder Mountain project
Assays and analysis	-	-	-	5,959	14,568
Drilling	-	-	-	35,396	77,956
Engineering and consulting	-	-	-	-	705
Environmental	-	-	-	108	1,717
Field office and supplies	-	-	1,039	-	1,039
Property maintenance and taxes	2,815	19	3,819	19	16,291
Reclamation costs	-	-	-	-	2,377
Salaries and labour	-	-	-	-	2,047
Travel, transportation and accommodation	-	-	-	55	55
	2,815	19	4,858	41,537	116,755
Roberts Gold (Afgan)
Assays and analysis	-	614	-	13,422	20,255
Communications	-	-	-	-	10,034
Drilling	-	-	-	3,025	69,131
Engineering and consulting	31	-	31	-	30,167
Environmental	-	-	-	4,665	4,665
Field office and supplies	-	956	1,257	1,989	5,150
Legal	-	-	4,290	-	7,641
Property maintenance and taxes	17,181	24,625	17,181	24,625	71,829
Reclamation costs	475	-	1,014	3,795	5,346
Salaries and labour	-	7,484	-	7,591	19,203
Travel, transportation and accommodation	194	2,471	194	2,747	8,793
	17,881	36,150	23,967	61,859	252,214
Pioche/Mineral Mountain project
Acquisition costs and option payments	-	-	-	-	40,340
Assays and analysis	-	-	-	-	13,037
Drilling	-	-	-	-	232,205
Engineering and consulting	-	-	-	-	38,212
Field office and supplies	-	-	-	-	16,236
Property maintenance and taxes	-	-	-	-	49,750
Reclamation costs	-	-	-	-	32,683
Travel, transportation and accommodation	-	-	-	-	21,124
	-	-	-	-	443,587
Sub-total balance carried forward	478,147	2,254,245	892,320	8,504,704	33,603,480

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Cumulative period from inception (May 14, 1996) to September 30, 2009

Sub-total balance brought forward	478,147	2,254,245	892,320	8,504,704	33,603,480
Black Prince project
Communication	-	-	-	-	938
Drilling	-	-	-	-	77,167
Engineering and consulting	-	-	-	-	78,698
Equipment rental	-	-	-	-	10,800
Field office and supplies	-	-	-	-	3,397
Geological and geophysical	-	-	-	-	63,481
Legal and accounting	-	-	-	-	1,163
Property maintenance and taxes	-	-	-	-	13,249
Reproduction and drafting	-	-	-	-	1,179
Travel, transportation and accommodation	-	-	-	-	7,255
Recoveries	-	-	-	-	(40,000)
	-	-	-	-	217,327
Ruby Violet project
Assays and analysis	-	-	-	-	20,499
Communication	-	-	-	-	108,762
Drilling	-	-	-	-	467,372
Engineering and consulting	-	-	-	-	3,120,317
Equipment rental	-	-	-	-	337,577
Field office and supplies	-	-	-	-	277,119
Foreign exchange gain	-	-	-	-	(38,134)
Freight	-	-	-	-	234,956
Interest on convertible loans	-	-	-	-	1,288,897
Legal and accounting	-	-	-	-	453,269
Marketing	-	-	-	-	91,917
Mining costs	-	-	-	-	693,985
Processing and laboratory supplies	-	-	-	-	941,335
Property maintenance and taxes	-	-	-	-	298,752
Security	-	-	-	-	350,584
Travel, transportation and accommodation	-	-	-	-	392,031
Utilities and water	-	-	-	-	59,425
	-	-	-	-	9,098,663
Property investigations
Assays and analysis	2,040	-	8,382	16,840	169,151
Drilling	-	-	-	-	169,129
Engineering and consulting	-	3,236	-	15,503	210,183
Environmental	-	-	-	5,132	22,761
Field office and supplies	53	260	1,037	1,718	18,509
Legal	-	-	-	10,660	10,952
Property maintenance and taxes	-	12,814	-	14,130	123,230
Reclamation costs	-	-	51	1,471	2,690
Reproduction and drafting	-	-	-	-	4,942
Salaries and labour	-	-	-	-	3,674
Travel, transportation and accommodation	3,404	8,018	4,213	29,778	112,108
	5,497	24,328	13,683	95,232	847,329
	$ 483,644	$ 2,278,573	$ 906,003	$ 8,599,936	$ 43,766,799

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

Going concern uncertainty

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.  The ability of the Company to continue as a going concern is uncertain and dependent upon obtaining the financing necessary to meet its financial commitments and to complete the development of its properties and/or realizing proceeds from the sale of one or more of the properties.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2009, the Company had cash and cash equivalents of $1,566,224, working capital of $1,905,062 and has accumulated losses of $55,809,334 since inception.

Management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will exceed the amount of cash on hand at September 30, 2009. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent United States Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board ("FASB") issued new accounting standards related to its accounting standards codification of the hierarchy of generally accepted accounting principles. The new standard is the sole source of authoritative generally accepted accounting principles of the United States (“U.S. GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The

Codification superseded non-SEC accounting and reporting standards. All accounting literature that is not in the Codification, not issued by the SEC and not otherwise grandfathered is non-authoritative. The new standard is effective for the Company’s interim quarterly period beginning July 1, 2009.  Pursuant to the provisions of FASB ASC 105, the Company has updated the references to GAAP in its financial statements issued for the period ended September 30, 2009.  The adoption had no impact on the Company’s consolidated financial position results of operations or cash flows.

In June 2009, the FASB issued new accounting standards to address the elimination of the concept of a qualifying special purpose entity which also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The standard will become effective in the first quarter of 2010. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In May 2009, FASB issued new accounting standards on subsequent events that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, it provides (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new standard is effective for interim or annual periods ending after June 15, 2009.  Midway has evaluated all subsequent events through November 6, 2009, the date of filing of this Form 10-Q. The adoption of this standard did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued new accounting standards on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This new standard provides additional guidance for estimating fair value in accordance with the accounting standard on fair value measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The new standard is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this standard did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued new accounting standards on recognition and presentation of other-than-temporary impairments. This amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The new standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued new accounting standards on interim disclosures about fair value of financial instruments  The standard requires disclosure about the fair value of its financial instruments and the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The standard is effective for the Company as of June 30, 2009 and its adoption did not impact the Company’s interim consolidated financial condition or results of operations.

In March 2008, the FASB issued new accounting standards on disclosures about derivative instruments and hedging activities that intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, and was applicable to the Company’s fiscal year beginning January 1, 2009. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting standards on, business combinations that establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and shall be applied prospectively on or after an entity’s fiscal year that begins on or after December 15, 2008. The standard did not have a material impact on the Company’s consolidated financial statements.

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

The valuation of investments in marketable securities include available for sale securities.  The Company’s Level 1 assets include the valuation of the common shares available for sale with no trading restrictions as determined using a market approach based upon unadjusted quoted prices for identical assets in an active market.   Level 1 assets also include the valuation of warrants that are considered derivatives and are marked to market each reporting period based upon unadjusted quoted prices for identical assets in active markets.  The Company’s Level 2 assets include the valuation of common shares with trading restrictions that will be removed within one year of the financial period reporting date as determined using a market approach and based upon quoted prices for identical assets in an active market adjusted by a discount to market comparable to the discount allowed by the TSX Venture Stock Exchange for private placements.  The Company sold its marketable securities during the period ended September 30, 2009.

4.

Investments

During the nine month period ended September 30, 2009, the Company realized a gain of $61,620 on the sale of all of its 1,844,500 common shares of Rye Patch Gold Corp. (“Rye Patch”) for proceeds of $300,525.  The Company recognized an investment write-down of $100,000 for 1,000,000 share purchase warrants of Rye Patch that expired unexercised on September 28, 2009 in the statement of operations.

The Company recognized in earnings a write-down on the common shares of Rye Patch of $7,770 for the difference in fair value at March 31, 2009 and December 31, 2008.

5.

Equipment:

	September 30, 2009			December 31, 2008
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer equipment	$241,075	$ 189,453	$ 51,622	$ 234,071	$ 130,741	$ 103,330
Office equipment	63,252	33,814	29,438	62,717	26,398	36,319
Field equipment	60,315	29,093	31,222	66,569	22,073	44,496
Trucks	56,158	55,631	527	89,389	55,209	34,180
	$420,800	$ 307,991	$ 112,809	$ 452,746	$ 234,421	$ 218,325

6.

Mineral properties:

Details on the Company’s mineral properties are found in note 5 to the audited consolidated financial statements for the year ended December 31, 2008.

Mineral property	December 31, 2008	Additions	Written off	September 30, 2009
Midway	$ 6,711,786	$ 329,214	$ -	$ 7,041,000
Spring Valley	5,664,517	-	-	5,664,517
Pan	32,089,443	188,860	-	32,278,303
Afgan (Roberts Gold)	92,936	27,435	-	120,371
Gold Rock	263,745	159,087	-	422,832
Burnt Canyon	70,480	17,507	-	87,987
Golden Eagle	2,078,220	175,373	-	2,253,593
	$ 46,971,127	$ 897,476	$ -	$ 47,868,603

Midway property, Nevada:

Through a series of agreements, amendments and payments the Company has the option to acquire a 100% interest in the Midway property subject only to a sliding scale royalty on Net Smelter Return (“NSR”) royalty from any commercial production of between 2% to 7%, based on changes in gold prices.  To maintain the option the Company must pay an advance minimum royalty, recoverable from commercial production, of US$300,000 per year on each August 15.  On September 29, 2009 the optionors of the Midway property agreed to waive the US$300,000 payment that would otherwise be due on August 15, 2010.

On July 1, 2009, and amended on October 14, 2009, the Company agreed with the Town of Tonopah  (“Tonopah”) and Lumos & Associates (“Lumos”) to fund a study to identify the best alternatives which maximize the treatment and dewatering of water at a possible mine at the Midway Project for municipal use and/or re-injection, to minimize the need the for redundant facilities and over costs to benefit the Company and Tonopah.  Tonapah contracted with Lumos to prepare a Preliminary Engineering Report to identify the best alternatives to which the Company agreed to fund up to US$105,120 of which US$50,820 had been paid or accrued by September 30, 2009.

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

At September 30, 2009 the Company had an amounts receivable of $94,190 (US$87,971) for recoverable salaries and expenses from Barrick for the Spring Valley project.  This balance was paid subsequent to September 30, 2009.

Golden Eagle property, Washington:

In the nine months ended September 30, 2009, the Company staked additional claims and purchased two additional blocks of land at a cost of $175,373 to expand its Golden Eagle land property package.

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

Expiry date	Exercise price per share	Balance December 31, 2008	Granted	Exercised	Cancelled or expired	Balance September 30, 2009	Intrinsic Value September 30, 2009

September 14, 2009	$0.80	222,500	-	-	(222,500)	-	$ -
February 4, 2010	$0.85	80,000	-	-	-	80,000	-
June 24, 2010	$1.30	225,000	-	-	(75,000)	150,000	-
March 9, 2011	$2.00	75,000	-	-	-	75,000	-
March 22, 2011	$2.00	100,000	-	-	-	100,000	-
May 4, 2011	$2.00	30,000	-	-	-	30,000	-
June 11, 2011	$2.53	310,000	-	-	(75,000)	235,000	-
August 30, 2011	$2.63	40,000	-	-	-	40,000	-
November 30, 2011	$2.70	140,000	-	-	-	140,000	-
January 23, 2012	$3.00	25,000	-	-	-	25,000	-
March 7, 2012	$2.93	100,000	-	-	-	100,000	-
April 26, 2012	$3.20	100,000	-	-	(100,000)	-	-
July 31, 2012	$2.71	816,667	-	-	(266,667)	550,000	-
October 30, 2012	$3.36	100,000	-	-	-	100,000	-
November 16, 2012	$3.25	26,667	-	-	(26,667)	-	-
December 6, 2012	$3.32	15,000	-	-	-	15,000	-
April 13, 2014	$2.04	400,000	-	-	-	400,000	-
May 12, 2013	$2.00	50,000	-	-	-	50,000	-
May 23, 2013	$2.00	75,000	-	-	(75,000)	-	-
July 16, 2013	$2.00	163,333	-	-	(13,333)	150,000	-
January 8, 2014	$0.56	-	1,415,000	-	(20,000)	1,395,000	177,017
September 9, 2014	$0.86	-	1,000,000	-	-	1,000,000	-
		3,094,167	2,415,000	-	(874,167)	4,635,000	$ 177,017

Weighted average exercise price		$2.26	$0.68	$0.00	$2.04	$1.48

The intrinsic value of stock options outstanding at September 30, 2009 related to vested options was $177,017.  Intrinsic value for vested stock options is calculated on the difference between the exercise prices of the underlying options and the quoted price of $0.75 for our common stock as of September 30, 2009.

At September 30, 2009 all but 568,333 of the 4,635,000 stock options outstanding were exercisable.

The Company recorded stock-based compensation expense of $1,112,822 in the nine months ended September 30, 2009 (September 30, 2008 - $497,421) for options vesting in that period of which $939,450 (September 30, 2008 - $225,637) was included in salaries and benefits in the statement of operations and $173,372 (September 30, 2008 - $271,784) was included in salaries and labour in the schedule of mineral exploration expenditures.  There is a balance of $90,854 that will be recognized in fiscal 2009 and fiscal 2010 as the options vest.

The Company used the Company’s historical experience to estimate the expected life of stock options.  The $0.31 to $0.57 fair value of each stock option grant in the nine months ended September 30, 2009 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 3.09 to 3.49 years; volatility of 90.92 to 100.14%; no dividend yield; and a risk free interest rate of 1.77% to 2.37%.

 (d)

Share purchase warrants:

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance December 31, 2008	Issued	Exercised	Expired	Balance September 30, 2009

May 12, 2009	$0.28	12,500,000	-	(12,500,000)	-	-
		12,500,000	-	(12,500,000)	-	-

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

Pursuant the Term Sheet, Golden Predator agreed to provide a loan facility of $5 million to the Company, which the Company could draw upon in instalments of $1 million.    On August 28, 2008 the Company drew $2 million of the facility and issued a promissory note that will mature with interest at the Canadian prime rate plus 2% on July 16, 2009.  On November 12, 2008 the Company and Golden Predator mutually agreed to release each other from all matters related to the Term Sheet, remove all restrictions and reporting obligations for the use of proceeds of the Promissory Note and the Company agreed to early pay Golden Predator $1,000,000 of the Promissory Note together with $27,274 interest accrued to that date.  Finally the Company agreed that 50% of the proceeds of any warrants exercised pursuant to the private placement closed on November 12, 2008 will be applied to the Promissory Note until it is paid.  On May 8, 2009 the Company paid Golden Predator the final payment owing on the $1,000,000 principal of the Promissory Note together with interest of $24,101 accrued to the date of payment.

 9.

Related party transactions:

(a)

During the nine-months ended September 30, 2009 $76,207 (2008 - $67,500) was paid for office facilities and administrative services to a company with an officer in common.

(b)

Recovery of office costs from a company managed by common directors and officers $nil (2008 - $22,348).

(c)

During the nine-months ended September 30, 2008 the Company issued a director, at the time, 30,000 common shares pursuant to a mineral property agreement.

Included in accounts payable and accrued liabilities at September 30, 2009 is $10,808 (September 30, 2008 - $38,522) payable to the companies referred to in this note and other directors and officers.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.

Financial instruments:

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments.  There were no investments at September 30, 2009.

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

The map below shows the location of Midway’s properties located in Nevada, USA.  Activities on these properties in the third quarter ended September 30, 2009 and up to November 6, 2009, the date of this Quarterly Report filed on Form 10-Q are described in further detail below.

N E V A D A

BURNT CANYON
SPRING VALLEY
ROBERTS GOLD
PAN
GOLD ROCK
MIDWAY
THUNDER MOUNTAIN
Elko
Reno
Carson City
Las Vegas
Henderson
80
15
N

Qualified Person

Don Harris, a Qualified Person, as that term is defined in NI 43-101 is the person responsible for review and verification of the technical information contained in this MD&A.

Highlights for the third quarter 2009:

•

On April 7, 2009 the Company filed a NI 43-101 technical report on the Spring Valley Inferred Resource.  The new inferred resource is estimated at 87.75 million tons grading 0.021 ounce per ton (“opt”) gold containing 1,835,615 ounces of gold representing an 85% increase in estimated contained gold.

•

On August 24, 2009 the Company announced second quarter results from drilling and metallurgical work underway by Barrick that began on March 9, 2009 reported below.

•

On June 25, 2009 the Company announced a Golden Eagle Indicated Resource estimated at 31.9 million tons grading 0.055 opt gold containing 1,769,000 ounces of gold and Inferred Resources estimated at 5.1 million tons grading 0.038 opt gold containing 194,000 ounces of gold, both reported at a 0.020 cutoff.

•

On September 9, 2009 the Company announced that surface sampling at Golden Eagle has identified an area 750 feet by 700 feet of oxidized gold mineralization.

•

On November 5, 2009 the Company announced an updated Measured and Indicated Resource estimated at 34.65 million tons grading 0.018 opt gold containing 608,700 ounces of gold and Inferred Resources estimated at 1.6 million tons grading 0.017 opt gold containing 26,500 ounces of gold.

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

A summary of operations for the nine months ended September 30, 2009 and up to November 6, 2009 are:

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

The Company expended $115,069 on the Spring Valley project in the nine months ended September 30, 2009 which includes $41,406 of legal costs incurred to finalize the agreement with Barrick and other matters related to the project.  As discussed below the Company expended and recovered an additional $488,074 on the Spring Valley Project from Barrick.

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

On August 24, 2009 the Company announced second quarter results from drilling and metallurgical work underway by Barrick that began on March 9, 2009.

Bottle roll tests as reported by Barrick show gold recoveries of over 90% for both oxide and sulfide-bearing composite samples. Drilling completed through June 2009 totaled 14,122 feet of reverse circulation (RC) and 6,736 feet of core.

Barrick has bottle roll, column leach, and gravity separation tests underway at McClelland Labs in Reno on thirteen composite samples. Bottle roll tests show gold recoveries ranging from 86% to 98% for oxide, transitional, and sulfide composite samples at grind sizes of 100 and 200 mesh.  Recoveries range from 70% to 97% in the coarser grind size of 48 mesh. Column leach and gravity separation test results are pending and anticipated by year end.

New reportable drill intercepts provided to Midway by Barrick are summarized in Table 1 below. Mineralization remains open at depths greater than previously modeled. High grade fire assays (FA) such as 4.5 feet of 1.108 opt gold in SV09-451C have metallic screen assays pending. High grade metallic screen (MS) intervals include 5 feet of 0.792 opt gold in SV09-445 and 10 feet of 0.624 opt gold in SV09-446.

A twin hole program was designed to confirm gold intervals in RC holes by drilling parallel core holes immediately beside the RC holes. Preliminary fire assay results show mineralized zones in both types of holes occur over similar intervals. Complete metallic screen assay results are still pending. Drilling is now focused on in-fill and step-out holes with potential to add ounces to the gold resource.

Table 1: Spring Valley significant assays as reported by Barrick.

Drill Hole	Assay	Gold	Interval	From	To	Gold	Interval
	Type	opt	ft			g/t	m
SV08-441C	MS	0.023	26.8	572.5	599.3	0.79	8.2
(2008 drilling)	MS	0.150	22	620	642	5.14	6.7
including	MS	0.610	4.9	637.1	642	20.91	1.5
	MS	0.027	18.5	656.8	675.3	0.93	5.6
	MS	0.048	13.6	895.4	909	1.65	4.1
including	MS	0.124	4.8	904.2	909	4.25	1.5
SV08-441C (2009)	MS	0.095	30.9	1056	1086.9	3.26	9.4
Including	MS	0.412	5	1056	1061	14.13	1.5
	MS	0.013	13	1108	1121	0.45	4.0
SV08-442C	MS	0.016	30	1073	1103	0.55	9.1
	MS	0.012	43.5	1249.5	1293	0.41	13.3
SV09-443	MS	No Significant intercept
SV09-444	MS	0.017	105	680	785	0.58	32.0
	MS	0.012	110	810	920	0.41	33.5
	MS	0.011	25	940	965	0.38	7.6
	MS	0.023	125	1070	1195	0.79	38.1
SV09-445	MS	0.029	15	85	100	0.99	4.6
	MS	0.020	45	195	240	0.69	13.7
	MS	0.021	35	260	295	0.72	10.7
	MS	0.140	30	320	350	4.80	9.1
Including	MS	0.796	5	320	325	27.29	1.5
	MS	0.015	35	425	460	0.51	10.7
	MS	0.023	115	490	605	0.79	35.1
	MS	0.017	30	640	670	0.58	9.1
SV09-446	MS	0.032	50	140	190	1.10	15.2
	MS	0.047	25	220	245	1.61	7.6
Including	MS	0.194	5	240	245	6.65	1.5
	MS	0.156	55	265	320	5.35	16.8
Including	MS	0.624	10	270	280	21.39	3.0
	MS	0.029	10	375	385	0.99	3.0
	MS	0.152	20	485	505	5.21	6.1
Including	MS	0.382	5	485	490	13.10	1.5
Including	MS	0.225	5	500	505	7.71	1.5

	MS	0.026	10	590	600	0.89	3.0
SV09-447	MS	0.019	20	275	295	0.65	6.1
	MS	0.011	20	320	340	0.38	6.1
	MS	0.014	160	405	565	0.48	48.8
	MS	0.019	65	805	870	0.65	19.8
	MS	0.010	10	905	915	0.34	3.0
	MS	0.075	15	985	1000	2.57	4.6
Including	MS	0.197	5	985	990	6.75	1.5
Drill Hole	Assay	Gold	Interval	From	To	Gold	Interval
	Type	opt	ft			g/t	m
SV09-448	MS	0.026	20	240	260	0.89	6.1
	MS	0.010	35	310	345	0.34	10.7
	MS	0.022	45	365	410	0.75	13.7
	MS	0.028	10	480	490	0.96	3.0
	MS	0.074	20	525	545	2.54	6.1
Including	MS	0.275	5	540	545	9.43	1.5
SV09-451C	FA	0.011	32.9	122	154.9	0.38	10.0
	FA	0.019	12	272	284	0.65	3.7
	FA	0.537	9.5	321	330.5	18.41	2.9
Including	FA	1.108	4.5	326	330.5	37.99	1.4
	FA	0.038	31.8	396	427.8	1.30	9.7
Including	FA	0.108	3.6	424.2	427.8	3.70	1.1
	FA	0.023	72	485	557	0.79	21.9
	FA	0.019	30.4	714.6	745	0.65	9.3
SV09-452C	FA	0.022	86.7	140	226.7	0.75	26.4
Including	FA	0.120	5	140	145	4.11	1.5
	FA	0.055	15	578.6	593.6	1.89	4.6
Including	FA	0.147	5	578.6	583.6	5.04	1.5
	FA	0.020	10.3	628.8	639.1	0.69	3.1
SV09-453C	FA	0.022	28.2	310	338.2	0.75	8.6
	FA	0.022	34.4	745.6	780	0.75	10.5
SV09-456	FA	0.072	15	765	780	2.47	4.6
Including	FA	0.149	5	765	770	5.11	1.5
	FA	0.028	10	835	845	0.96	3.0
	FA	0.024	10	935	945	0.82	3.0
	FA	0.029	210	985	1195	0.99	64.0
Including	FA	0.159	10	1105	1115	5.45	3.0
Including	FA	0.166	5	1125	1130	5.69	1.5
Including	FA	0.134	5	1185	1190	4.59	1.5
	FA	0.040	10	1220	1230	1.37	3.0
	FA	0.019	10	1260	1270	0.65	3.0
SV09-457	FA	0.030	20	1345	1365	1.03	6.1
Including	FA	0.100	5	1360	1365	3.43	1.5

Reverse circulation drilling was conducted by Hard Rock Drilling of Elko, Nevada.  Core drilling was conducted by Boart

Longyear of Salt Lake City, Utah. Drill hole numbers ending with a “C” indicate core holes. Samples were assayed by ALS- Chemex Labs, in Sparks, Nevada by 30 gram fire assays (FA). Intervals with quartz veining, strong alteration, visible gold, or anomalous fire assay were re-assayed using 1000 gram metallic screen assays (MS). Results reported represent thickness along the trace of the drill hole and do not necessarily represent true thickness. The upper part of hole SV08-441C was drilled in 2008. The hole was completed in 2009.

At September 30, 2009 the Company had an amounts receivable of $94,190 (US$87,971) for recoverable salaries and expenses from Barrick for the Spring Valley project.  This balance was paid subsequent to September 30, 2009.

See Midway press release dated  March 11, 2009 and August 24, 2009  at www.midwaygold.com  with the March 11, 2009 release also filed on Form 8-K with the Securities and Exchange Commission on March 16, 2009.

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

Activity in the nine months ended September 30, 2009 at a cost of $281,673 continued its focus on negotiation of a water usage agreement with the town of Tonopah.   Once the water agreement is in place then the Company can finalize the Plan of Operation and submit it to the BLM.

Through a series of agreements, amendments and payments the Company has the option to acquire a 100% interest in the Midway property subject only to a sliding scale royalty on Net Smelter Return (“NSR”) royalty from any commercial production of between 2% to 7%, based on changes in gold prices.  To maintain the option the Company must pay an advance minimum royalty, recoverable from commercial production, of US$300,000 per year on each August 15.  On September 29, 2009 the optionors of the Midway property agreed to waive the US$300,000 payment that would otherwise be due on August 15, 2010.

On July 1, 2009, and amended on October 14, 2009, the Company agreed with the Town of Tonopah  (“Tonopah”) and Lumos & Associates (“Lumos”) to fund a study to identify the best alternatives which maximize the treatment and dewatering of water at a possible mine at the Midway Project for municipal use and/or re-injection, to minimize the need the for redundant facilities and over costs to benefit the Company and Tonopah.  Tonapah contracted with Lumos to prepare a Preliminary Engineering Report to identify the best alternatives to which the Company agreed to fund up to US$105,120 of which US$50,820 had been paid or accrued by September 30, 2009.

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

On November 5, 2009 the Company announced an updated mineral resource estimate for the Pan Project.  The new Measured and Indicated mineral resource estimate is 34.65 million tons grading 0.018 ounce per ton (opt) gold, using a 0.006 opt cutoff, for a total of 608,700 ounces of gold.  There is an additional Inferred resource of 1.6 million tons grading 0.017 opt gold, containing 26,500 ounces of gold.

This resource update increased the size and quality of the Pan deposit. The gold resource remains open for expansion in several areas, including Boulders, Nana, Wendy, and Barite Zones, where Midway has encountered oxide gold in numerous drill holes. To the south Midway has defined untested soil geochemical anomalies enriched in gold, arsenic, and antimony for an additional mile. Drilling is planned on this 14 square mile project.

Table 1: Pan Gold Resource

Mineral resources reported within an optimal pit shell using a 0.006 opt gold cutoff (see notes below)

Category	Short Tons (millions)	Gold Grade (opt)	Contained Gold (ounces)
Measured	3.22	0.019	62,100
Indicated	31.43	0.017	546,600
Combined M&I	34.65	0.018	608,700
Inferred	1.60	0.017	26,500

This resource estimate has been prepared in accordance with National Instrument NI 43-101 of the Canadian Securities Administrators (CSA) and in accordance with CIM Definition Standards for Mineral Resources and Mineral Reserves.  It was conducted by Midway under the supervision of Don Harris (M.Sc., CPG), who is the Qualified Person responsible for the technical report.  This update represents a material change of less than 100% from the independent resource estimate prepared by MDA in 2005.

The resource estimate is based on verified drill results from 864 exploration holes available up to July 1, 2009.  Mineralized domains were established by interpretation of geological, structural and assay information on sections and plans. Assays within the domains were composited into 10 foot intervals. Search distances and directions were established using spherical variograms on the composites within the domains. A density factor of 13.5 cubic feet per short ton (ft3/st) was applied to the siltstones and shales, 12.3 ft3/st to limestones, and 15.0 ft3/st to overlying volcanic tuffs. Historic metallurgical test work by Alta Gold Company and Castleworth Ventures Inc. shows oxide leach recoveries ranging from 75-94% in column testing.  A three dimensional block model was generated using Surpac®, a commercially available mine planning software package. Composited assays were used to estimate tons and gold grades within domains using an ordinary kriging estimation methodology. Resources reported are included within a Lerchs-Grossmann (L-G) optimization shell using an 80% crushed leach gold recovery.  The L-G shell is an economic test that simulates a break-even pit using current mining costs.

Notes for Measured, Indicated and Inferred Resources reported:

1.

 The most likely cut-off grade for this deposit is not known at this time and must be confirmed by the appropriate economic studies.

2.

Tons and ounces have been rounded and this may result in minor discrepancies in the totals.

3.

The estimated metal content does not include any consideration of mining, mineral processing, or metallurgical recoveries.

A Technical Report by Midway supporting disclosure of this mineral resource will be filed on www.sedar.com by December 21, 2009.  The Technical Report updates the project as of July 1, 2009, and outlines work on the resource and progress to date.

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

On June 25, 2009 the Company announced an Indicated Resource estimated at 31.9 million tons grading 0.055 opt gold containing 1,769,000 ounces of gold and Inferred Resources estimated at 5.1 million tons grading 0.038 opt gold containing 194,000 ounces of gold at a cut-off grade of 0.02 opt gold using a $750 Lerchs-Grossman optimization shell.

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

On September 9, 2009 Midway announced that surface sampling has identified an area 750 feet by 700 feet of oxidized gold mineralization (see figure 1).  This is located along the western flank of the Golden Eagle sulfide-rich refractory gold resource. Ninety-seven percent of the samples containing gold mineralization were oxidized.

Midway plans to complete additional delineation drilling, permitting, metallurgical tests and toll mill arrangements to assess this new opportunity. Evaluating the oxide potential is one step in our plan to look at more economically favorable techniques to develop this large resource.

A total of 206 samples were collected from road cuts and historic open pits exposing strongly altered San Poil volcanic rocks. These rocks are cut by hydrothermal breccia with irregular quartz veins and stockwork veining.  All accessible outcrops were sampled by 10 foot-long continuous-chip samples. Assay results ranged from 0.006 to 0.221 opt  gold. At a 0.006 opt gold cutoff, 187 samples averaged 0.053 opt gold. Composited intervals included 170 feet of 0.075 opt gold, 260 feet of 0.053 opt gold, and 30 feet of 0.159 opt gold which are shown in Figure 1. Gold is disseminated in the rock with minor discontinuous quartz veins so true thickness is difficult to determine.

Samples were collected by Blue Eagle Sampling Team, an independent contractor, and submitted to ALS-Chemex Labs in Sparks, Nevada for gold analysis by fire assay.  Blanks and standards were submitted with the samples.  Samples grading over 0.006 opt gold were further analyzed by a gold cyanide assay.  This analysis involves fine crushing and hot cyanide extraction of gold to approximate an oxide mill recovery.  Gold recovery ratios, using this standard test, ranged from 36% to 100%, with an average of 81% gold recovery.  Depth of oxidation, estimated from historic drilling, ranges from 10-130 feet.

Figure 1 – Golden Eagle surface sampling results

20 ft @ 0.044 opt
40 ft @ 0.012 opt
20 ft @ 0.012 opt
40 ft @ 0.033 opt
North
100 feet
140 ft @ 0.045 opt
10 ft @ 0.030 opt
30 ft @ 0.028 opt
70 ft @ 0.041 opt
50 ft @ 0.062 opt
70 ft @ 0.070 opt
20 ft @ 0.055 opt
30 ft @ 0.033 opt
50 ft @ 0.044 opt
30 ft @ 0.016 opt
80 ft @ 0.028 opt
50 ft @ 0.022 opt,
60 ft @ 0.061 opt
80 ft @ 0.089 opt
incl 30 ft @ 0.159 opt
130 ft @ 0.045 opt
100 ft @ 0.027 opt
170 ft @ 0.075 opt
incl 10 @ 0.217 opt
10 @ 0.122 opt
30 ft @ 0.070 opt
260 ft @ 0.053 opt
90 ft @ 0.053 opt
40 ft @ 0.103 opt
150 ft @ 0.065 opt
incl. 10 @ 0.125 opt

Figure 1.  Surface sample results at the Golden Eagle deposit, Republic, WA.  Red indicates continuous gold mineralization at a 0.006 opt and >50% Gold-cyanide assay/ gold-fire assay ratios.  Blue indicates areas of sampling with results below this cutoff, in a post-mineral dike.

See Midway press release, June 25, 2009 and September 9, 2009 at www.midwaygold.com .

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

A Technical Report by Snowden Mining Industry Consultants supporting disclosure of this mineral resource was filed on www.sedar.com on August 4, 2009.  The Technical Report updates the project as of May 1, 2009, and outlines work on the resource and progress to date.

Results of operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

The net loss for the nine months ended September 30, 2009 was $2,573,862 (2008 – $10,927,687).  The decrease in net loss was due primarily to decreased exploration expenses on the Company’s Nevada projects and an overall decrease in most categories of expenses.

Significant differences in costs between the periods are as follows:

Exploration expenses in the nine months ended September 30, 2009 was $906,003 (2008 – $8,599,936).  The details of the expenses in each period may be found in the schedule to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $173,372 (2008 - $271,784).

Investor relations and travel costs combined were $135,973 for the nine months ended September 30, 2009 (2008 - $216,161).  Midway has focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and attendance at selected industry investor shows.  In light of recent market conditions this activity has been kept to minimum levels.

Professional fees paid to lawyers and auditors increased to $468,690 for the nine months ended September 30, 2009 compared to $399,006 for the nine months ended September 30, 2008 as the Company investigates and evaluates business opportunities.

Director’s fees and salaries and benefits of $1,522,310 (2008 - $853,622) are payments to the Company’s non-management directors and Midway’s staff based in Helena, Montana.   The category also includes the estimated fair value of stock based compensation for stock options granted and vested to employees, directors and officers in the period of $939,450 (2008 - $225,637).

During the nine months ended September 30, 2009, the Company realized a gain of $61,620 on the sale of all of its 1,844,500 common shares of Rye Patch for proceeds of $300,525.  The Company recognized an investment write-down of $100,000 for 1,000,000 share purchase warrants of Rye Patch that expired unexercised on September 28, 2009. The Company recognized an investment write-down of $7,770 on the common shares of Rye Patch for the difference in fair value at March 31, 2009 and December 31, 2008.

Interest income has declined with the Company’s lower cash balances and the reduction in interest rates.  The income tax recovery of $59,900 (2008 - $647,000) and an unrealized foreign exchange gain of $990,866 (2008 – loss of $572,209) included in the foreign exchange gain of $842,711 (2008 – loss of $506,647) relate to the US dollar denominated future income tax liability recorded upon the acquisition of Pan-Nevada in April 2007.

Of the amounts receivable at September 30, 2009 of $895,542 all except $546,057 was received by November 6, 2009.  Half of the remaining $546,057 is expected to be received by November 15, 2009 and the remainder by December 15, 2009.

Summary of Quarterly Results (Unaudited)

	Sept 2009	June 2009	Mar 2009	Dec 2008	Sept 2008	June 2008	March 2008	Dec 2007
$(000’s) except per share amounts
Revenue from the sale of minerals	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Net loss	836	491	1,247	5,238	3,682	4,261	2,984	2,330
Net loss per share, basic and diluted	0.01	0.01	0.02	0.11	0.06	0.08	0.06	0.05

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

Liquidity and Capital Resources

The Company began the 2009 year with cash and cash equivalents of $2,416,438.  During the nine months ended September 30, 2009, the Company expended $2,967,719 on operations, invested a total of $382,495 in mineral property and equipment and received $3,500,000 from the exercise of warrants and paid $1,000,000 owing for the promissory note to end at September 30, 2009 with cash and cash equivalents of $1,566,224.

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.  The ability of the Company to continue as a going concern is uncertain and dependent upon obtaining the financing necessary to meet its financial commitments and to complete the development of its properties and/or realizing proceeds from the sale of one or more of the properties.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2009, the Company had cash and cash equivalents of $1,566,224, working capital of $1,905,062 and has accumulated losses of $55,809,334 since inception.

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

On October 13, 2009, we announced a proposed private placement of up to Cdn$10.0 million of units of the Company, each unit to consist of one common share of the Company plus one half of one common share purchase warrant, each whole warrant to entitle the holder to purchase one additional common share for a period of 24 months following the closing of the offering at an exercise price that was to be determined in the context of the market.  On October 29, 2009, we deferred the proposed financing due to current market conditions.  Our ability to complete this proposed financing is dependent on market conditions and may not be available to us on acceptable terms to us or at all.

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

As of November 6, 2009, there are 4,635,000 stock options at prices ranging from $0.56 to $3.36.  While it is probable that some of these options will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of September 30, 2009, we have accrued US$49,385 ($52,877) related to reclamation and other closure requirements at our properties which is reduced from the estimate made at from December 31, 2008. These liabilities are covered by a combination of surety bonds and restricted cash totaling $312,094 at September 30, 2009 (December 31, 2008 - $517,711). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of September 30, 2009; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Recent United States Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board ("FASB") issued new accounting standards related to its accounting standards codification of the hierarchy of generally accepted accounting principles. The new standard is the sole source of authoritative generally accepted accounting principles of the United States (“U.S. GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded non-SEC accounting and reporting standards. All accounting literature that is not in the Codification, not issued by the SEC and not otherwise grandfathered is non-authoritative. The new standard is effective for the Company’s interim quarterly period beginning July 1, 2009.  Pursuant to the provisions of FASB ASC 105, the Company has updated the references to GAAP in its financial statements issued for the period ended September 30, 2009.  The adoption had no impact on the Company’s consolidated financial position results of operations or cash flows.

In June 2009, the FASB issued new accounting standards to address the elimination of the concept of a qualifying special purpose entity which also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The standard will become effective in the first quarter of 2010. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In May 2009, FASB issued new accounting standards on subsequent events that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, it provides (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new standard is effective for interim or annual periods ending after June 15, 2009.  Midway has evaluated all subsequent events through November 6, 2009, the date of filing of this Form 10-Q. The adoption of this standard did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued new accounting standards on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This new standard provides additional guidance for estimating fair value in accordance with the accounting standard on fair value measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The new standard is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this standard did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued new accounting standards on recognition and presentation of other-than-temporary impairments. This amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The new standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued new accounting standards on interim disclosures about fair value of financial instruments  The standard requires disclosure about the fair value of its financial instruments and the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The standard is effective for the Company as of June 30, 2009 and its adoption did not impact the Company’s interim consolidated financial condition or results of operations.

In March 2008, the FASB issued new accounting standards on disclosures about derivative instruments and hedging activities that intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, and was applicable to the Company’s fiscal year beginning January 1, 2009. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting standards on, business combinations that establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and shall be applied prospectively on or after an entity’s fiscal year that begins on or after December 15, 2008. The standard did not have a material impact on the Company’s consolidated financial statements.

Related Party Transactions

The Company had the following related party transactions for the nine months ended September 30, 2009 and 2008 respectively.

	September 30, 2009	September 30, 2008

Consulting services paid to a company owned by an officer of the Company	$76,207	$67,500
Recovery of office costs from a company managed by common directors and officers	nil	(22,348)
Shares issued to a director pursuant to the Gold Rock property agreement – 30,000 common shares	nil	88,500

Included in accounts payable and accrued liabilities at September 30, 2009 is $10,808 (September 30, 2008 - $38,522) payable to the companies referred to in this note and other directors and officers.

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

Item 4.

Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the nine months ended September 30, 2009, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

MIDWAY GOLD CORP.
November 6, 2009	By: /s/ Alan D. Branham Alan D. Branham President, Chief Executive Officer and Director (Principal Executive Officer)
November 6, 2009	By: /s/ Doris A. Meyer Doris Meyer Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

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

November 6, 2009

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

November 6, 2009

/s/ Doris A. Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

            Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2009 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 6, 2009

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2009 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 6, 2009

/s/ Doris Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.