Form 10-K
period 2009-12-31
Midway Gold Corp
filed 2010-03-30
CIK 1319009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☐

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No o

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company _ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2009, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was US$46.9 million based upon the closing sale price of the common stock as reported by the NYSE Amex on June 30, 2009.

The number of shares of the Registrant’s Common Stock outstanding as of March 26, 2010 was 77,354,997

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

•	our expected plans of operation to continue as a going concern;

•	the establishment and estimates of mineral reserves and resources;

•	the grade of mineral reserves and resources;

•	anticipated expenditures and costs in our operations;

•	planned exploration activities and the anticipated outcome of such exploration activities;

•	plans and anticipated timing for obtaining permits and licenses for our properties;

•	anticipated closure costs; expected future financing and its anticipated outcome;

•	anticipated liquidity to meet expected operating costs and capital requirements;

•	estimates of environmental liabilities;

•	our ability to obtain financing to fund our estimated expenditure and capital requirements;

•	factors expected to impact our results of operations; and

•	the expected impact of the adoption of new accounting standards.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to our ability to continue as a going concern;

•	risks related to our history of losses and our requirement for additional financing to fund exploration and, if warranted, development of our properties;

•	risks related to our lack of historical production from our mineral properties;

•	uncertainty and risks related to cost increases for our exploration and, if warranted, development projects;

•	uncertainty and risks related to the affect of a shortage of equipment and supplies on our ability to operate our business;

•	uncertainty and risks related to mining being inherently dangerous and subject to events and conditions beyond our control;

•	uncertainty and risks related to our mineral resource estimates being based on assumptions and interpretations;

•	risks related to changes in mineral resource estimates affecting the economic viability of our projects;

•	risks related to differences in US and Canadian practices for reporting reserves and resources;

•	uncertainty and risks related to our exploration activities on our properties not being commercially successful;

•	uncertainty and risks related to encountering archeological issues and claims in relation to our properties; uncertainty and

•	risks related to fluctuations in gold, silver and other metal prices; risks related to our lack of insurance for certain high-risk activities;

•	uncertainty and risks related to our ability to acquire necessary permits and licenses to place our properties into production;

•	risks related to government regulations that could affect our operations and costs;

•	risks related to environmental regulations;

•	risks related to land reclamation requirements on our properties;

•	risks related to increased competition for capital funding in the mining industry;

•	risks related to competition in the mining industry;

•	risks related to our possible entry into joint venture and option agreements on our properties;

•	risks related to our directors and officers having conflicts of interest;

•	risks related to our ability to attract qualified management to meet our expected needs in the future;

•	uncertainty and risks related to currency fluctuations;

•	risks related to our status as a passive foreign investment company;

•	risks related to recent market events and general economic conditions; and

•	risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Item 1A. Risk Factors”, “Item 2. Description of the Business” and “Item 7. Management’s Discussion and Analysis” below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Exchange Rate Information

The table below sets forth the average rate of exchange for the Canadian Dollar at the end of the five most recent calendar years ended December 31. The table also sets forth the high and low rate of exchange for the Canadian Dollar at the end of the six most recent months. For purposes of this table, the rate of exchange means the noon exchange rate as reported by the Bank of Canada on its web site at www.bankofcanada.ca. The table sets forth the number of Canadian Dollars required under that formula to buy one United States Dollar. The average rate means the average of the noon exchange rates on each day of each month during the period as reported by the Bank of Canada.

	2009	2008	2007	2006	2005

Average for Period	1.14	1.07	1.07	1.13	1.21

	Feb 2010	Jan 2010	Dec 2009	Nov 2009	Oct 2009	Sept 2009
High for Period	1.06	1.05	1.06	1.07	1.06	1.09

Low for Period	1.05	1.04	1.05	1.06	1.05	1.08

The noon rate of exchange on March 26, 2010 as reported by the Bank of Canada for the conversion of Canadian dollars into United States dollars was $1.0285 (US$1.00 = Cdn$0.9723).

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

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING RESOURCE AND RESERVE ESTIMATES

The mineral estimates in this Annual Report on Form 10-K have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United States Securities Act of 1993, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

1 For Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

2 Industry Guide 7 does not require designation of a qualified person.

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

National Instrument 43-101:	Canadian standards of disclosure for mineral projects.
Open pit:	Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.

Ore:	Mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions
Ore body:	A mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.
Outcrop:	That part of a geologic formation or structure that appears at the surface of the earth.
Porphyry:	An igneous rock characterized by visible crystals in a fine–grained matrix.
Quartz:	A mineral composed of silicon dioxide, SiO2 (silica).
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

Midway is an exploration stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. It is our objective to identify mineral prospects of merit, conduct preliminary exploration work, and if results are positive, conduct advanced exploration and, if warranted, development work. Our mineral properties are located in Nevada and Washington. The Midway, Spring Valley, Pan and Golden Eagle gold properties are exploratory stage projects and have identified gold mineralization and the Roberts Creek, Gold Rock and Burnt Canyon projects are earlier stage gold and silver exploration projects.

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

Financial Information about Segments

Segmented information is contained in note 15 of the “Notes to the Consolidated Financial Statements” contained in the section titled “Item 7. Financial Statements and Supplementary Data” below of this Annual Report and is incorporated herein by reference.

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

The Spring Valley project is under an exploration and option to joint venture agreement with Barrick Gold Corporation (“Barrick”). Barrick is funding 100% of the costs to earn an interest in this project.

On March 2, 2009 the Company announced an updated Inferred Resource estimate as at December 31, 2008 of 87,750,000 tons at a grade of 0.021 opt containing 1,835,615 ounces of gold using a cut off grade of 0.006 opt gold using a $715 Lerchs-Grossman Shell. Cautionary Note to U.S. Investors: Please read carefully the section titled “Cautionary Note to U.S. Investors Regarding Reserve and Recourse Estimates” above.

See the section titled “Item 2. Description of Properties” below for additional information.

Midway Property, Nye County, Nevada

The Midway property is located in Nye County, Nevada, approximately 24 kilometers northeast of the town of Tonopah, 335 kilometers northwest of Las Vegas and 380 kilometers southeast of Reno. It is a high-grade epithermal quartz-gold vein system, on the Round Mountain – Goldfield gold trend. The claims maintained that were formally called the Thunder Mountain project are now consolidated within the Midway project.

An underground decline is being permitted to bulk sample and test a group of high grade veins. Bulk sampling and metallurgical testing will help determine the true grade of the veins, provide a large sample for metallurgical testing and a drill platform to delineate potentially minable material, and move the project toward production.

Midway had hoped to be permitted for the bulk sample in late 2009 or early 2010 however, due to funding constraints and water use issues affecting permitting, the permits will likely not be obtained until 2011 at the earliest.

See the section titled “Item 2. Description of Properties” below for additional information.

Pan Gold Project, White Pine County, Nevada

The Pan Gold property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.

The Pan project is a sediment-hosted gold deposit located along the prolific Battle Mountain/Eureka gold trend. Gold occurs in shallow oxide deposits, along a 2-mile strike length of a faulted anticline. On November 5, 2009 the Company announced an updated resource for the Pan deposit containing 3.22 million short tons grading 0.019 ounces per ton containing 62,100 ounces of gold in the Measured category and 31.43 million short tons grading 0.017 ounces per ton containing 546,600 ounces of gold in the Indicated category for a total of 34.65 million short tons grading 0.018 ounces per ton containing 608,700 ounces of gold in the Measured plus Indicated categories. There was an additional 1.60 million short tons grading 0.017 ounces per ton containing 26,500 ounces of gold in the Inferred category. These were both determined at a 0.006 ounces per ton gold cut-off grade and a $750 per ounce gold price in a Lerchs-Grossman shell. Cautionary Note to U.S. Investors: Please read carefully the section titled “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

See the section titled “Item 2. Description of Properties” below for additional information.

Golden Eagle Project – Ferry County, Washington

In 2008 the Company purchased a 100% interest in the Golden Eagle property located in Ferry County, Washington from Kinross Gold and Hecla Mining.

The Golden Eagle property hosts a large hot springs gold deposit that is partially covered by glacial gravels. In 1996 a previous operator delineated a potentially open pitable deposit on private ground. Beneath this deposit are several high-grade vein exploration targets. These targets are adjacent to the Republic Knob Hill Mine, which produced high-grade gold, from underground veins, for over 20 years. We will also review options to process sulfide mineralization, hosted in the historic resource in view of newer technologies and the economics afforded by a higher gold price. The ability to explore the deeper targets combined with the possible strategic access to Kinross’ nearby mill is a bonus that could add value to any new oxide ounces discovered on the property.

On June 25, 2009 the Company announced an Indicated Resource estimate as at May 1, 2009 of 31,900,000 tons at a grade of 0.055 opt containing 1,769,000 ounces of gold. There is an additional Inferred Resource estimate of 5,100,000 tons at a grade of 0.038 opt containing 194,000 ounces of gold. Both resources estimates made at May 1, 2009 used a cut off grade of 0.02 opt gold and a $750 Lerchs-Grossman shell. Cautionary Note to U.S. Investors: Please read carefully the section titled “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

See the section titled “Item 2. Description of Properties” below for additional information.

Roberts Gold, Gold Rock, Burnt Canyon Projects

The Roberts Gold is a sediment-hosted gold deposit located on the Battle Mountain/Eureka gold trend. Midway developed a new target concept in 2008 using geophysics and surface exploration, concluding that volcanic rocks of the Northern Nevada rift may cover favorable host rocks in a gravel fill area. The Company is seeking a joint venture partner for this project.

In the center of the Gold Rock property, lies the Easy Junior Mine, which when it was an operating mine reportedly produced approximately 2.9Mt 0.026 opt gold (74,945 ounces gold contained, 52,560 ounces gold poured). The mine was shut down in 1994, due to lower gold prices. This is a sediment hosted gold system in highly prospective host rocks within a 14 square mile land position along the Battle Mountain-Eureka gold trend. A historic database of 794 holes containing 269,446 feet of drilling was acquired in 2008 outlining continuous gold in drill holes along 9,200 feet of length along the anticline that was mined in part by the Easy Junior mine. Surface work, geophysics and historic data have identified a number of exploration targets, on this prospective land package. In 2008, 11 RC drill holes (3,525 feet) were drilled on the Anchor target, south of the Easy Junior Mine. Five holes found strongly anomalous gold in the Pilot formation, a regionally favorable host rock. A review of the historic gold deposit is planned and additional target and data compilation for the property is in progress. The concept of advancing this project in tandem with the Pan Gold deposit is being investigated and if feasible will be combined as the Gold Pan project.

The 2008 surface exploration and geophysics program on the Burnt Canyon project identified targets in this volcanic hosted epithermal system. Disseminated gold identified in rock chip and soil sampling at five different areas have been selected as drill targets. The project lies between high grade veins in the Seven Troughs district and the Wildcat disseminated gold deposit to the north. The Company is seeking a joint venture partner for this project.

See the section titled “Item 2. Description of Properties” below for additional information.

Employee relations

As of December 31, 2009, we had 9 employees, including 4 full-time employees at our principal executive office in Helena, Montana and 3 full-time employees based in Nevada and 1full-time employee who resides in Colorado. Our chairman and CEO, works from his home office in California.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required in conducting our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations please see the section heading “Item 1A.—Risk Factors” below.

Environmental Regulation

Our mineral projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During 2009, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past five years:

Year	High	Low	Average

2005	537	411	445
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009	1,212	810	972
2010 (to March 26, 2010)	1,153	1,058	1,109

Data

          Source: www.kitco.com

Seasonality

Seasonality in Nevada and Washington is not a material factor to the Company’s operations for its projects. Certain surface exploration work may need to be conducted when there is no snow on the ground but it is not a material issue for the Company.

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

There is substantial doubt about our ability to continue as a going concern.

Our auditor’s report on our 2009 consolidated financial statements includes an additional explanatory paragraph that states that our recurring losses from operation raise substantial doubt about our ability to continue as a going concern. The Company’s consolidated financial statements for the year ended December 31, 2009 have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. The ability of the Company to continue as a going concern is uncertain and dependent upon obtaining the financing necessary to meet its financial commitments and to complete the development of its properties and/or realizing proceeds from the sale of one or more of the properties. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2009, the Company had cash and cash equivalents of $1,740,322, working capital of $1,472,127 and has accumulated losses of $56,267,603 since inception.

Management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will exceed the amount of cash on hand at December 31, 2009. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. The Company plans to file a shelf-registration in the United States and Canada as soon as practicable after March 31, 2010 pursuant to which the Company subsequently intends to conduct equity offerings in 2010. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have a history of losses and will require additional financing to fund exploration and, if warranted, development.

In the fiscal year ended December 31, 2009, we had losses of 2,642,176 and we have had accumulated losses of $56,267,603 since inception.

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

We have no history of producing metals from any of our properties. Our properties are all exploration stage properties in various stages of exploration. Our Midway, Spring Valley, Pan and Golden Eagle properties are exploratory stage exploration projects with identified gold mineralization, and our Roberts Creek, Burnt Canyon and Gold Rock projects are each early stage exploration projects. Advancing properties from exploration into the development stage requires significant capital and time and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

Mining and mineral exploration involves various types of risks and hazards, including:

•	environmental hazards;

•	power outages;

•	metallurgical and other processing problems;

•	unusual or unexpected geological formations;

•	flooding, fire, explosions, cave-ins, landslides and rock-bursts;

•	inability to obtain suitable or adequate machinery, equipment, or labor;

•	metals losses; and

•	periodic interruptions due to inclement or hazardous weather conditions.

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

Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

•	these estimates will be accurate;

•	resource or other mineralization estimates will be accurate; or

•	this mineralization can be mined or processed profitably.

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

Our long-term success depends on our ability to identify mineral deposits on our existing properties and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently nonproductive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of gold, silver and other commodity exploration is determined in part by the following factors:

•	the identification of potential mineralization based on surficial analysis;

•	availability of government-granted exploration permits;

•	the quality of our management and our geological and technical expertise; and

•	the capital available for exploration and development work.

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

We may encounter archaeological issues and claims relating to our Midway property, which may delay our ability to conduct further exploration or developmental activities or could affect our ability to place the property into commercial production, if warranted

Our exploration and development activities may be delayed due to the designation of a portion of the Midway property as a site of archaeological significance. A cultural inventory of the Midway project has identified a prehistoric site associated with a dune field in the Ralston Valley, adjacent to the Midway property. An intensive cultural and geomorphologic inspection was conducted of the project area to determine archaeologically significant areas. Techniques and methods used during the inventory were sufficient to identify most cultural resources and features in the area. Should sufficient mineral resources be identified on the Midway property, a complete archaeological inventory and evaluation would be required, including the possibility of curating the site.

Our Midway property is in close proximity to a municipal water supply, which may delay our ability to conduct further exploration or developmental activities or could affect our ability to place the property into commercial production, if warranted

The Midway property lies within a basin from which the town of Tonopah obtains its municipal water supply. To date, Midway’s exploration activities have not been restricted due to the proximity of the activities to this basin. As Midway’s exploration and development activities expand, there is an increased risk that the activities may interfere with the water supply. As part of the mining development work on the Midway property, Midway completed a hydrologic review of the basin and will establish a strategy for preventing exploration and development activities from interfering with the water supply. Any damage to, or contamination of, the water supply caused by Midway’s activities could result in Midway incurring significant liability. We cannot predict the magnitude of such liability or the impact of such liability on our business, prospects or financial condition. Midway has applied for water right permits in the Ralston Basin, which is currently under protest by the town of Tonopah. Midway is currently negotiating with the town about any future pumping of water in the basin. Midway is currently reviewing and negotiating dewatering options with the town of Tonopah that would be agreeable and beneficial for both parties. If Midway were not able to secure dewatering rights for the Midway project, the project may be restricted and could affect our ability to place the property into commercial production, if warranted.

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

Our profitability and long-term viability depend, in large part, upon the market price of gold and other metals and minerals produced from our mineral properties. The market price of gold and other metals is volatile and is impacted by numerous factors beyond our control, including:

•	expectations with respect to the rate of inflation;

•	the relative strength of the U.S. dollar and certain other currencies;

•	interest rates;

•	global or regional political or economic conditions;

•	supply and demand for jewelry and industrial products containing metals; and

•	sales by central banks and other holders, speculators and producers of gold and other metals in response to any of the above factors.

We cannot predict the effect of these factors on metal prices. Gold prices quoted in US dollars have fluctuated during the last several years. The price of gold (London Fix) has ranged from $810 to $1,212 per ounce during calendar 2009, closing at $1,087on December 30, 2009; from $712 to $1,011 per ounce during calendar 2008 to close on December 31, 2008 at $870 per ounce and from $608 to $842 per ounce during calendar 2007, to close on December 31, 2007 at $836.

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

We do not maintain insurance with respect to certain high-risk activities, which exposes us to significant risk of loss

Mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected formations or other conditions are often encountered. Midway may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or against which it cannot maintain insurance at commercially reasonable premiums. Any significant claim would have a material adverse effect on Midway’s financial position and prospects. Midway is not currently covered by any form of environmental liability insurance, or political risk insurance, since insurance against such risks (including liability for pollution) is prohibitively expensive. Midway may have to suspend operations or take cost interim compliance measures if Midway is unable to fully fund the cost of remedying an environmental problem, if it occurs.

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

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business

Our current and future operations are and will be governed by laws and regulations, including:

•	laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;

•	laws and regulations related to exports, taxes and fees;

•	labor standards and regulations related to occupational health and mine safety;

•	environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection; and

•	other matters.

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

Reclamation may include requirements to:

•	control dispersion of potentially deleterious effluents; and

•	reasonably re-establish pre-disturbance land forms and vegetation.

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

Certain or our officers and directors are also directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties. For example, Daniel Wolfus, our Chairman and CEO and Director, also serves as a director for Evolving Gold Corp., Melkior Resources Inc. and EMC Metals Corp.; Alan Branham, our President, COO and Director, also serves as a director for Rocky Mountain Resources Corp.; Doris Meyer, our CFO and Corporate Secretary, also serves as Chief Financial Officer and Corporate Secretary of AuEx Ventures Inc., Crescent Resources Corp., Kalimantan Gold Corporation Limited, Miranda Gold Corp., Regency Gold Corp., Rolling Rock Resources Corporation, Sunridge Gold Corp. and Tournigan Energy Ltd. and in addition is also a director of Kalimantan Gold Corporation Limited, Regency Gold Corp. and Sunridge Gold Corp., George Hawes, also serves as a director for Proginet Corporation and Rocky Mountain Resources Corp. Consequently, there is a possibility that our directors and/or officers may be in a position of conflict in the future.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition

We are dependent on a relatively small number of key employees, including Dan Wolfus, our chairman and CEO, Alan Branham, our President and COO and Doris Meyer, our CFO. The loss of Mr. Wolfus, Mr. Branham or Ms. Meyer could have an adverse effect on Midway. Midway does not have any key person insurance with respect to any of its key employees.

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

Several of the mineral rights to our properties consist of “unpatented” mining claims created and maintained in accordance with the U.S. General Mining Law. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the U.S. General Mining Law, including the requirement of a proper physical discovery of valuable minerals within the boundaries of each claim and proper compliance with physical staking requirements. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining or mill site claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of U.S. federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims. Should the Federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

Midway may be a passive foreign investment company for United States federal income tax purposes.

Midway may be a passive foreign investment company, or “PFIC,” for United States Federal income tax purposes. If so, Midway will continue to be so until it generates sufficient revenue from its mineral exploration and extraction activities. However, the actual determination of PFIC status is fundamentally factual in nature and cannot be made until the close of the applicable taxable year. If Midway is a PFIC, any gain recognized by a U.S. holder of common shares of Midway upon a sale or other disposition of common shares of Midway may be ordinary (rather than capital), and any resulting United States federal income tax may be increased by an interest charge. Rules similar to those applicable to dispositions generally will apply to certain excess distributions in respect of a common share of Midway. A United States person generally may take steps to avoid these unfavourable United States federal income tax consequences.

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

The market price of Midway’s common shares has ranged from a high of US$1.04 and a low of US$0.31during the twelve month period ended March 26, 2010 on the NYSE Amex exchange. We cannot assure you that the market price of our common shares will not significantly fluctuate from its current level. The market price of our common shares may be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common shares. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

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

We are a foreign corporation and have officers and director’s resident outside the United States, which could make it difficult for you to effect service of process or enforce a judgment by a U.S. court.

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

Nevada Properties

Map of properties

The map below shows the location of Midway’s properties located in Nevada, USA. These properties are described in further detail below.

MAP OF MIDWAY NEVADA PROPERTIES, 2010

Source: Midway Gold Corp., 2010

Spring Valley Project

Location, means of access and state of property

The Spring Valley property is located in Pershing County, Nevada, approximately 20 miles northeast of the town of Lovelock. The property is situated in the Spring Valley Mining District, three miles north of Coeur d’Alene Mines Corporation’s Rochester Mine and is accessed on Nevada State Highway 50, which extends eastward from US

Interstate 80 and is paved to the Rochester turn-off; thereafter dirt road. Water is readily available from two water wells drilled on the property under a temporary grant of water rights and power is accessible as a high-tension power line crosses the property.

Agreement with Barrick Gold

On March 10, 2009, Midway, through its wholly-owned subsidiary MGC Resources Inc., executed an Exploration, Development and Mine Operating Agreement, effective March 9, 2009 (the “EDM Agreement”), with Barrick Gold Exploration Inc. (“Barrick”), a wholly-owned subsidiary of Barrick Gold Corporation, regarding the exploration, development and possible joint venture of Midway’s Spring Valley Project.

Exploration Period

Under the terms of the EDM Agreement, MGC granted to Barrick the exclusive right to explore and develop the Spring Valley Project. During this exploration period, Barrick has the exclusive right to earn a 60% interest in the Spring Valley Project by spending US$30,000,000 on the property (US$4,000,000 was guaranteed and was expended in the first year ending December 31, 2009) over a five-year period ending December 31, 2013. During this five-year period Barrick has the sole right to determine the nature, scope, extent and method of all operations in relation to the property, without having to consult or gain the approval of the Midway. Barrick will be required to provide Midway with certain information and reports and access to the Spring Valley Project to conduct inspections of operations during this period.

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

Joint Venture

Under the terms of the EDM Agreement, Midway shall have a period of 120 days from the last of the following events to occur to elect to enter into a joint venture agreement with Barrick with respect to the Spring Valley Project: (i) upon receipt of notice from Barrick that it has not elected to earn the additional 10% interest by spending an additional US$8,000,000; (ii) upon receipt of notice from Barrick that it has timely incurred the additional US$8,000,000 expenditure on the Spring Valley Project to earn the additional 10% interest; (iii) upon receipt of notice from Barrick that it has elected but failed to timely incur the additional US$8,000,000 expenditure on the Spring Valley Project. If Midway fails to notify Barrick within the 120-day period, Midway will be deemed to have elected to enter into the joint venture with Barrick.

If Midway elects or is deemed to have elected to enter into the joint venture agreement with Barrick, initial capital accounts will be established in accordance with Barrick’s earned interest in the Spring Valley Project and Barrick will be the manager of the joint venture

If Midway elects not to enter into the joint venture, then either: (i) within 365 days of Midway’s notice electing not to enter into the joint venture, Barrick will exercise its option to purchase Midway’s interest in the Spring Valley Project for US$40,000,000 and a 2% net smelter royalty return (NSR) on production from the Spring Valley Project; or (ii) Barrick will elect not to exercise its option to purchase Midway’s interest in the Spring Valley Project and the joint venture will be formed with Midway being deemed to have elected the carry option and any operations costs incurred by Barrick in the 365-day election period will be treated as Midway’s development costs.

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

Under the EDM Agreement, a party’s whose recalculated participating interest is reduced to 10% shall be deemed to have withdrawn from the joint venture and shall relinquish its entire participating interest. Such relinquished participating interest shall be deemed to have accrued automatically to the other party. The reduced party shall have the right to receive 10% of net proceeds, if any, to a maximum amount of 75% percent of the reduced party’s equity account balance as of the effective date of the withdrawal. Upon receipt of such amount, the reduced party shall thereafter have no further right, title, or interest in the Spring Valley Project or under the EDM Agreement.

Barrick conducted and funded exploration in 2009 on the Spring Valley Project at the minimum level of US$4,000,000. Barrick has informed Midway that it intends to conduct and fund the 2010 minimum required program of US$5,000,000 to maintain the EDM Agreement.

Title

Midway has controlled the property since 2003 through direct ownership of unpatented lode mining claims administered by the Bureau of Land Management (“BLM”) and through mining leases. Unpatented mining claims are kept active through payment of a maintenance fee due to the BLM and each county the claims are located in on 31 August of each year. Certain areas of the Spring Valley project are subject to Net Smelter Return (“NSR”) royalties ranging from 1% to 7% on different claim groups within the project package. Midway’s land position encompasses a gross area of approximately 11,022.5 acres containing federal lode and placer mining claims and patented fee properties.

The Company has prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each of the claims.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim Numbers	County	State	Serial Numbers	Gold Royalty	Approx. Acreage*
			Dale
			Chabino
			and Diana		Federal Lode - BLM	FREEDOM	1	Pershing	NV	NMC785920
Optioned	10/ 30/ 2006	10/ 30/ 2016	Chabino	2	Federal Placer - BLM	FREEDOM	2	Pershing	NV	NMC780754	3% NSR	41.3
			George D.
Optioned	6/ 10/ 2007	6/ 10/ 2017	Duffy	2	Federal Lode - BLM	DUFFY	2-Jan	Pershing	NV	NMC811224-NMC811225	-	41.3
					Federal Lode - BLM	SV	315-318	Pershing	NV	NMC925188-NMC925191
			Lamonte J.		Federal Lode - BLM	SV	337-340	Pershing	NV	NMC925210-NMC925213
Optioned	4/ 25/ 2006	4/ 25/ 2016	Duffy	12	Federal Lode - BLM	DUFFY	8-May	Pershing	NV	NMC965332-NMC965335	3% NSR	247.9
			David		Federal Lode - BLM	PS	22-Jan	Pershing	NV	NMC930781-NMC930802
					Federal Lode - BLM	PS	28-32	Pershing	NV	NMC930808-NMC930812
			Rowe and		Federal Lode - BLM	PS	34-40	Pershing	NV	NMC930814-NMC930820
			Randall		Federal Lode - BLM	PS	43-48	Pershing	NV	NMC930823-NMC930828
Optioned	7/ 17/ 2006	7/ 17/ 2016	Stoeberl	46	Federal Lode - BLM	PS	58-63	Pershing	NV	NMC930838-NMC930843	3% NSR	950.4

			MGC
			Resources
			Inc. (Echo		Federal Lode - BLM	SV	51-54	Pershing	NV	NMC825454-NMC825457
Owned	9/ 10/ 2003	-	Bay)	28	Federal Lode - BLM	SV	60-83	Pershing	NV	NMC832254-NMC832277	2% NSR	578.5
			MGC
			Resources
Owned	11/ 27/ 2007	-	Inc. (TGC)	3	Federal Lode - BLM	DRY	3-Jan	Pershing	NV	NMC954162-NMC954164	-	62

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim Numbers	County	State	Serial Numbers	Gold Royalty	Approx. Acreage*
					Federal Lode - BLM	HMS	6-Apr	Pershing	NV	NMC140862-NMC140864
					Federal Lode - BLM	HMS	84-87	Pershing	NV	NMC140941-NMC140944
					Federal Lode - BLM	SDB	8-Jan	Pershing	NV	NMC349508-NMC349515
					Federal Lode - BLM	IDA	25-Dec	Pershing	NV	NMC364282-NMC364295
			MGC		Federal Lode - BLM	SHO	Mar-59	Pershing	NV	NMC364363-NMC364419
			Resources		Federal Lode - BLM	PORCUPINE	11-Jan	Pershing	NV	NMC371072-NMC371082
			Inc.		Federal Lode - BLM	CROWN HILL	10-Jul	Pershing	NV	NMC39574-NMC39595
Owned	1/ 25/ 2006	-	(Coeur)	101	Federal Lode - BLM	PORCUPINE	28	Pershing	NV	NMC662873	3% NSR	2,086.80
MGC
Resources
			Inc. [SSV				142-144,
Owned	-	-	set]	20	Federal Lode - BLM	SSV	370-387	Pershing	NV	NMC954582-NMC954601	-	413.2
2-7% NSR;
1% NSR
			MGC		Federal Lode - BLM	SV	8-20 (even)	Pershing	NV	NMC748203-748215 (odd)	over-ride
	7/ 3/ 2003,		Resources		Federal Lode - BLM	SV		Pershing	NV	NMC748222	on claims
	amended		Inc.		Federal Lode - BLM	SV	29-44	Pershing	NV	NMC748224-NMC748239	within 1/ 2
Owned	8/ 15/ 2003	-	(Schmidt)	44	Federal Lode - BLM	SV	(odd), 22-	Pershing	NV	NMC817628-817647	mile	909.1
MGC
Resources
Inc. [SV 45-
Owned	-	-	78 set]	34	Federal Lode - BLM	SV	45-78	Pershing	NV	NMC860702-NMC860735	-	702.5
				249	Federal Lode - BLM	SV	84-99	Pershing	NV	NMC872357-NMC872372
					Federal Lode - BLM	SV	100-125	Pershing	NV	NMC887449-NMC887474
					Federal Lode - BLM	SV	126-135	Pershing	NV	NMC889143-NMC889152
					Federal Placer - BLM	SV	136-139	Pershing	NV	NMC906957-NMC906960
					Federal Lode - BLM	SV	146-213	Pershing	NV	NMC925039-NMC925106
					Federal Lode - BLM	SV	215-261	Pershing	NV	NMC925108-NMC925154
277-278,
					Federal Lode - BLM	SV	285-314	Pershing	NV	NMC925156-NMC925187
					Federal Lode - BLM	SV	319-336	Pershing	NV	NMC925192-NMC925209
					Federal Lode - BLM	SV	341-357	Pershing	NV	NMC925214-NMC925230
					Federal Lode - BLM	SV	266-276	Pershing	NV	NMC929379-929389
			MGC		Federal Lode - BLM	SV	283-284	Pershing	NV	NMC929394-NMC929395
			Resources		Federal Lode - BLM	SV	262	Pershing	NV	NMC954602
			Inc. [SV 84-		Federal Lode - BLM	SV	214	Pershing	NV	NMC977866	-	5,144.60
Owned	-	-	357 set]
MGC
Resources
Inc. [SVP
Owned	-	-	set]	40	Federal Placer - BLM	SVP	Jan-40	Pershing	NV	NMC906917-NMC906956	-	826.4
MGC
Resources
Inc. [SVR
Owned	-	-	set]	16	Federal Lode - BLM	SVR	16-Jan	Pershing	NV	NMC987526-NMC987541	-	330.6
MGC
Resources
Inc. [SVB
Owned	-	-	set]	12	Federal Lode - BLM	SVB	12-Jan	Pershing	NV	To be filed	-	247.9
E½,
						N½NW¼,	Twn 29
						SE¼NW¼,	North, Rng
						E½NE¼SW	34 East,
						¼,	M.D.M.,
						E½SE¼SW¼	Section 25	Pershing	NV	P 203		0/ 480/ 360

In addition, Midway owns the surface rights on 544.2 acres of fee ground in Section 3, T28N, R34E MDBM. Newmont Mining Company holds a lease on the mineral rights to this ground. This ground is part of the Santa Fe checkerboard land package Newmont acquired in 1997.

In 2009, Barrick, on behalf of the Company, paid the following lease payments to maintain certain mineral leases in the Spring Valley project:

•

On September 1, 2009 Midway paid its annual payment of US$100,000 9 to Echo Bay Exploration Inc. to maintain its option to acquire 28 unpatented mining claims called the SV claims contiguous to the Spring Valley Claims. Echo Bay retained a 2% royalty on NSR from commercial production on these claims.

•

On April 25, 2009 Midway paid its annual payment of US$36,000 to Lamonte J. Duffy to maintain its option to purchase 12 unpatented lode mining claims. The owner retained a 3% NSR Royalty. Alternatively Midway can purchase these claims for US$600,000 with any payments already paid credited against the total.

•

On July 1, 2009 Midway paid in advance its US$1,000 a month option payment totaling US$6,000 to George D. Duffy to maintain its option to purchase 2 unpatented lode mining claims. Alternatively Midway can purchase these claims for US$500,000 with any payments already paid credited against the total.

•

On July 18, 2009 Midway paid its annual payment of US$20,000 to Dave Rowe and Randall Stoeberl ($20,836) to maintain its option to purchase 97 unpatented mining claims. Alternatively Midway can purchase these claims for $600,000 with any payments already paid credited against the total. Mr. Rowe and Mr. Stoeberl retained a 3% NSR royalty from commercial production on these claims.

•

On October 30, 2009 Midway paid its annual payment of US$5,000 ($6,062) to Dale and Diana Chabino to maintain its option to purchase 2 unpatented lode mining claims. Alternatively Midway can purchase these claims for US$100,000 with any payments already paid credited against the total. Mr. Chabino and Mrs. Chabino retained a 3% NSR royalty from commercial production on these claims.

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

In 2006, we completed 66,616 feet of drilling in 90 holes with 88 of the holes drilled outside the defined resource expanding it to the north (North Hill and Porphyry zones) and the west (West Diatreme and Valley Breccia zones). The 2006 exploration program was designed to step out from the current resource around the edge of the diatreme to expand the known resource as well as testing for a much larger porphyry gold target at deeper levels. At the time of AMEC’s June 2006 resource estimation the deposit covered a mineralized zone of 0.6 miles long by 0.3 miles wide that was continuous to a depth of 984 feet. Exploration in 2006 expanded the gold zones to an area of almost 4,500 feet long by 3,000 feet wide that is mineralized to a depth of 1,400 feet. Additional project work included a 3,000 soil sample grid survey, detailed stream sediment sampling, gravity and Self Potential geophysical surveys, mapping and rock chip sampling of 17 square miles of claim holdings all directed towards expanding the potential size of this growing mineral resource.

Exploration at the end of 2006 had identified distinct mineralized zones at Spring Valley: the North Hill, West Diatreme, Porphyry, Pond, Sill, Valley Breccia and Limerick zones. Surface exploration programs in 2006 identified more than 12 new targets for follow up work.

In August 2007, Midway completed the purchase of the key Schmidt lease in Spring Valley by paying the final US$3,000,000 due. This payment was the final advance royalty payment for the bulk of the current discovery on the Schmidt lease and completes the final payment of royalty payments on the first 500,000 ounces of gold produced from this central claim package.

In 2007, we drilled 102,000 feet in the greater Spring Valley project area to expand the West Diatreme and North Hill zones and to test the deep porphyry potential. Limited infill drilling was completed on the Pond, Porphyry and Sill zones. These zones form a coherent mineral trend 5,000 feet long and 3,000 feet wide that has been tested to a depth of 1,400 feet. The mineralization remains open to the northeast, southwest and at depth. An additional 10,850 feet was drilled on the Limerick, American Canyon, King David and Golden Gate satellite targets. Drilling is planned to follow-up gold and silver intercepts on three of these targets.

An updated Inferred Resource estimate made by AMEC was announced for Spring Valley in January, 2008. The model left a large number of grade blocks outside of the L-G optimization shell, and Midway worked with AMEC to refine the grade model and to identify areas where additional drilling could bring known mineralization into the resource.

Drilling from February to August 2008 completed 87 holes including 63,565 feet of RC and 8,985 feet of core drilling targeting significant mineralization recognized outside the current resource. Nearly 75% of these new holes had significant gold intercepts. Drilling has now identified a coherent gold zone 5,200 feet long by 3,500 feet wide and extends to a depth of 1,400 feet. Known mineralization remains open to the north, southwest and at depth. Gold intercepts for 20 holes were reported on July 8, 2008, including 5 feet of 1.114 opt gold within 75 feet of 0.119 opt gold in SV08-417 and 140 feet of 0.021 opt gold in SV 08-403 and 80 feet of 0.031 opt gold in SV 08-410. New gold discovered in the Big Leap zone on the north end of the deposit was reported on September 11, 2008. Intercepts in this zone included 5 feet of 0.667 opt gold with 110 feet of 0.061 opt gold in hole SV08-436 and SV 08-432 with 25 feet of 0.294 opt gold within 40 feet of 0.190 opt gold. The Big Leap zone has been intercepted over 1400 feet along strike, is 200 to 400 feet wide, and is still open to both the north and south and at depth. Two outlying targets, the Fitting and Limerick areas, were tested with a total of 22 exploration drill holes with no significant results. Results from deep core drilling tested a gold bearing porphyry intrusive as announced on January 19, 2009. The more significant intercepts were in hole SV08-396C including 3 feet of 0.101 opt gold from 425 feet to 428 feet and 9.9 feet of 0.215 opt gold from 1,135.1 feet to 1,145 feet. Hole SV08-397C reported 5 feet of 0.114 opt gold from 909 feet to 914 feet and 4 feet of 0.117 opt gold from 977 feet to 981 feet.

By January 1, 2009, a total of 318,510 feet of drilling from 450 holes has been completed in six drilling campaigns in the Spring Valley resource area. A total of 407 holes (275,190 feet) were drilled using reverse circulation (RC) drilling methods and 43 holes totalling 43,302 feet were drilled using diamond core drilling methods. The Company has drilled an additional 88 RC drill holes totalling 28,350 feet at four exploration targets on the property: Limerick, Golden Gate, Fitting Canyon and American Canyon.

On March 2, 2009 the Company announced an Inferred Resource of 87,750,000 tons grading 0.021 opt containing 1,835,615 ounces of gold at a cut-off grade of 0.006 opt using a $715 Lerchs-Grossman Optimization Shell. This updated estimate represents an 85% increase in contained gold at Spring Valley and includes drill results from 450 holes up to December 31, 2008 in the Pond, Sill, Porphyry, Valley Breccia, North Hill, West Diatreme, and Big Leap Zones. Mineralized domains were established by interpretation of geological, structural and assay information on sections. Assays within the domains were composited into 10 foot intervals. Search distances and directions were established using spherical variograms on the composites within the domains. A capping threshold of 1.00 opt gold was utilized, and assays greater than 1.00 opt gold were set to 1.00 opt gold. This cap is slightly lower than that used by AMEC. Higher grade composites between 0.25 and 1.0 opt were given a restricted range of 100 feet to limit high grade influences. A density of 12.6 cubic feet per short ton was applied to all bedrock material, and 14.0 cubic feet per short ton was applied to alluvium overburden. A three dimensional block model was generated using Surpac®, a commercially available mine planning software package. Composited assays were used to estimate tons and gold grades within domains using an inverse distance cubed (ID3) estimation method. Resources reported are included within a Lerchs-Grossmann (L-G) optimization shell using a $715 per ounce gold price. The L-G shell is an economic test that simulates a break even pit using current mining costs.

Inferred Resource Using a $715 Lerchs-Grossman Optimization Shell

Cut-Off Grade (opt gold)	Short Tons (Millions)	Gold Grade (opt)	Contained Gold (ounces)

0.006	87.75	0.021	1,835,615

0.010	59.62	0.027	1,594,707

0.020	29.31	0.040	1,173,586

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

To date Midway has incurred total costs of $19,965,724 relating to the exploration of the Spring Valley project.

Exploration completed by Barrick

In 2009 Barrick drilled 34 holes totaling 29,002 feet of reverse circulation (RC) drilling and 8,738 feet of core drilling. Barrick’s drilling focused on confirmation of previous drill results, infilling defined mineralized areas and initial metallurgical test work.

Confirmation drilling comprised 12,010 feet of drilling in 6 core RC twin pairs: 6,000 feet of RC drilling and 4,971 feet core drilling with 1,039 feet of RC collars.

Infill drilling totaled 25,902 feet of drilling: 21,400 feet of RC drilling and 3,760 feet of core holes with 742 feet RC collars.

Significant intercepts include:

Fire assays of:

•	339.5 feet of 0.037 opt gold (including 10 feet of 0.485 opt gold) and 156 feet of 0.028 opt gold in SV09-461C

•	15.8 feet of 1.731 opt gold including 5 feet of 6.038 opt gold in SV09-454C

Metallic screen assays include:

•	220 feet of 0.034 opt gold in SV09-456

•	45 feet of 0.058 opt gold including 5 feet of 0.400 opt gold and 110 feet of 0.031 opt gold in SV09-466

•	140 feet of 0.033 opt gold and 100 feet of 0.021 opt gold in SV09-450

•	52.5 feet of 0.889 opt gold including 5 feet of 9.101 opt gold in SV09-451C

Barrick sampled 13 composites from drill core resulting in no significant difference in recovery between oxide and sulfide material. Bottle roll tests ranged from 86% to 98% gold recoveries from oxide, sulfide and transition composites; and column leach tests indicate a preliminary 70% recovery.

The results from gravity testing indicates that substantial amounts of the gold in the samples could be recovered by simple gravity methods without fine grinding, but that gravity alone may not be the optimal processing option. Gravity separation tests showed gold recoveries in the range of 91% to 50.6% of the calculated head grade. The majority of gravity recoverable gold was released with the coarsest grind. Gravity tails were found to be amenable to leaching of the remaining gold.

2010 Exploration Program

Barrick has informed Midway that it intends to conduct and fund the 2010 minimum required program of US$5,000,000 to maintain the EDM Agreement. Midway has been informed that expansion of resource drilling will be the focus of the 2010 Barrick exploration program and that drill pad construction commenced on March 19 and the first RC hole is underway at the time of filing this Annual Report.

The Spring Valley project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Pan Project

Location and means of access

The Pan property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.

Access to the Pan property is via a seven mile dirt road that heads south-southeast from US Highway 50, at a point about 17 miles southeast of Eureka, Nevada. Eureka has a population of about 2,000.

Title

Midway has controlled the property since April 2007 through direct ownership of unpatented lode mining claims administered by the BLM and through mining leases.

Midway assumed the January 7, 2003 mineral lease agreement with Gold Standard Royalty Corporation (“GSRC”). On or before January 5 of each year Midway must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due. The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%. Midway must incur a minimum of US$65,000 year work expenditures, including claim maintenance fees, during the term of the mining lease. On January 1, 2009 the Company paid US$151,658 ($188,862). Subsequent to the year end the Company paid US$167,040 on January 1, 2010.

Midway staked additional claims adjacent to the Pan property some of which fall within the one mile area of interest of the GSRC mining lease and will be subject to the NSR royalty to GSRC. Midway has staked additional claims around the project, increasing the land holdings to over 13 square miles. Midway’s land position encompasses a gross area of approximately 9,794.5 acres containing federal lode and placer mining claims and patented fee properties.

The Company has prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each of the claims.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim Numbers	County	State	Serial Numbers	Gold Royalty	Approx. Acreage*
Leased	1/ 7/2003,	1/7/ 2023	Gold	401	Federal Lode - BLM	PAN	119	White Pine	NV	NMC205565
	amended		Standard		Federal Lode - BLM	PAN	37-38	White Pine	NV	NMC37169-NMC37170
	1/ 1/2009		Royalty		Federal Lode - BLM	PAN	63-69 (odd)	White Pine	NV	NMC37172-NMC37175
			(Nevada)		Federal Lode - BLM	PE	50-54 (even)	White Pine	NV	NMC427129-NMC427133 (odd)
			Inc.		Federal Lode - BLM	PAN	71-74	White Pine	NV	NMC57946-NMC57949
					Federal Lode - BLM	PAN	22-28	White Pine	NV	NMC61102-NMC61108
					Federal Lode - BLM	PAN	34-36	White Pine	NV	NMC61114-NMC61116	2.5-4% Gross
					Federal Lode - BLM	PA	8A, 10, 12-18	White Pine	NV	NMC630283-NMC630291	2.5-4% Gross +
					Federal Lode - BLM	PA	49A	White Pine	NV	NMC630323	1% NSR
					Federal Lode - BLM	LAT	9-38, 40, 42, 44,46, 48-60, 47, 61-65	White Pine	NV	NMC815131-NMC815183
					Federal Lode - BLM	NC	30-52	White Pine	NV	NMC958546-NMC958568
					Federal Lode - BLM	NC	59-72	White Pine	NV	NMC958575-NMC958588
					Federal Lode - BLM	NC	94-121, 124-130, 133-139, 142-146, 149-154, 157-162, 165-170	White Pine	NV	NMC958610-NMC958674
					Federal Lode - BLM	CT	30-51	White Pine	NV	NMC980710-NMC980727
					Federal Lode - BLM	PETER	Jan-51	White Pine	NV	NMC980728-NMC980778
					Federal Lode - BLM	BSW	38-45, 1-37, 46-47	White Pine	NV	NMC980787-NMC980825
					Federal Lode - BLM	PA	19, 21, 44, 46, 48	White Pine	NV	NMC980826-NMC980830
					Federal Lode - BLM	PE	56	White Pine	NV	NMC980831
					Federal Lode - BLM	NP	Jan-41	White Pine	NV	NMC980832-NMC980872
					Federal Lode - BLM	ET	Jan-41	White Pine	NV	NMC980873-NMC980913
					Federal Lode - BLM	GWEN	17-18	White Pine	NV	NMC984635-NMC984636
					Federal Lode - BLM	PAN	111-112, 114, 120-122	White Pine	NV	NMC984637-NMC984642	2.5-4% Gross	7,459.80
Owned	-	-	MGC	113	Federal Lode - BLM	NC	29-Jan	White Pine	NV	NMC958517-NMC958545
			Resources		Federal Lode - BLM	NC	53-58	White Pine	NV	NMC958569-NMC958574
			Inc.		Federal Lode - BLM	NC	73-93	White Pine	NV	NMC958589-NMC958609
					Federal Lode - BLM	GWEN	10-Jan	White Pine	NV	NMC965337-NMC965346
					Federal Lode - BLM	GWEN	19-48	White Pine	NV	NMC984556-NMC984585
					Federal Lode - BLM	GWEN	49-51	White Pine	NV	NMC977345-NMC977347
					Federal Lode - BLM	GWEN	54-55, 58-65	White Pine	NV	NMC977350-NMC977359
					Federal Lode - BLM	REE	81-82	White Pine	NV	NMC973536-NMC973537	-	2,334.70

Mineral Resources

On November 5, 2009 the Company announced an updated resource for the Pan deposit containing 3.22 million short tons grading 0.019 ounces per ton containing 62,100 ounces of gold in the Measured category and 31.43 million short tons grading 0.017 ounces per ton containing 546,600 ounces of gold in the Indicated category for a total of 34.65 million short tons grading 0.018 ounces per ton containing 608,700 ounces of gold in the Measured plus Indicated categories. There was an additional 1.60 million short tons grading 0.017 ounces per ton containing 26,500 ounces of gold in the Inferred category.

Mineral resources reported within an optimal pit shell using a 0.006 opt gold cutoff (see notes below)

Category	Short Tons (millions)	Gold Grade (opt)	Contained Gold (ounces)

Measured	3.22	0.019	62,100

Indicated	31.43	0.017	546,600

Combined Measured &Indicated	34.65	0.018	608,700

Inferred	1.60	0.017	26,500

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

The resource estimate is based on verified drill results from 864 exploration holes available up to July 1, 2009. Mineralized domains were established by interpretation of geological, structural and assay information on sections and plans. Assays within the domains were composited into 10 foot intervals. Search distances and directions were established using spherical variograms on the composites within the domains. A density factor of 13.5 cubic feet per short ton (ft3/st) was applied to the siltstones and shales, 12.3 ft3/st to limestones, and 15.0 ft3/st to overlying volcanic tuffs. Historic metallurgical test work by Alta Gold Company and Castleworth Ventures Inc. shows oxide leach recoveries ranging from 75-94% in column testing. A three dimensional block model was generated using Surpac®, a commercially available mine planning software package. Composited assays were used to estimate tons and gold grades within domains using an ordinary kriging estimation methodology. Resources reported are included within a Lerchs-Grossmann (L-G) optimization shell using an 80% crushed leach gold recovery and a $750 per ounce gold price. The L-G shell is an economic test that simulates a break-even pit using current mining costs.

A Technical Report by Midway supporting disclosure of this mineral resource was filed on the Company’s profile on www.sedar.com on December 8, 2009.

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

2010 Exploration Program

To date Midway has incurred total costs of $3,578,794 relating to the exploration of the Pan project. In 2009 Midway’s staff prepared an updated mineral resource estimate which is discussed above. Additional work is pending additional financing from an equity financing in 2010.

Midway has identified new drill targets based on geology and geochemistry and it appears there may be extensions of mineralization under volcanic cover. In addition, previous drilling indicated that defined mineralization is open and untested. The next step will be infill and exploration drilling.

The Pan project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Midway Project

Location and means of access

The Midway property is located in Nye County, Nevada, approximately 24 kilometers northeast of the town of Tonopah, 335 kilometers northwest of Las Vegas and 380 kilometers southeast of Reno. The property is over the northeastern flank of the San Antonio Mountains and in the Ralston Valley. Water is readily available from water wells drilled on the property under a temporary grant of water rights and power is accessible as a power line crosses the property.

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

On August 15, 2009 the Company paid the annual minimum advance royalty, recoverable from commercial production of US$300,000. The owners have waived the US$300,000 annual minimum advance royalty payment that would otherwise be due on August 15, 2010.

Midway’s land position encompasses a gross area of approximately 4,382.8 acres containing federal lode mining claims.

The Company has prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each of the claims.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim Numbers	County	State	Serial Numbers	Gold Royalty	Approx. Acreage*
Owned	7/ 2/ 2001,	-	MGC		Federal Lode - BLM	SP	9-Jan	Nye	NV	NMC387816-NMC387824
	extended		Resources		Federal Lode - BLM	SP	11-15 (odd)	Nye	NV	NMC387826-NMC387830 (even)
	5/31/2002,		Inc.		Federal Lode - BLM	SP	17-18	Nye	NV	NMC387832-NMC387833
	amended		(Schmidt/ P		Federal Lode - BLM	SP	21-32	Nye	NV	NMC387836-NMC387847
	10/1/2002,		atton)		Federal Lode - BLM	SP	65-84	Nye	NV	NMC390502-NMC470127
	amended				Federal Lode - BLM	SP	95-98	Nye	NV	NMC470138-NMC470141
	11/2/2004,				Federal Lode - BLM	SP	105-108	Nye	NV	NMC470148-NMC470151
	amended				Federal Lode - BLM	SP	115-119	Nye	NV	NMC470158-NMC470162
	10/1/2009				Federal Lode - BLM	SP	123-127	Nye	NV	NMC470166-NMC470170
					Federal Lode - BLM	SP	281-286	Nye	NV	NMC502125-NMC502130
					Federal Lode - BLM	SP	300-302	Nye	NV	NMC502144-NMC502146
					Federal Lode - BLM	SP	320-322	Nye	NV	NMC502164-NMC502166
					Federal Lode - BLM	SP	340-351	Nye	NV	NMC513285-NMC513296
					Federal Lode - BLM	SP	358-360	Nye	NV	NMC513303-NMC513305
					Federal Lode - BLM	SP	366-368	Nye	NV	NMC513309-NMC513311
					Federal Lode - BLM	SP	374-376	Nye	NV	NMC513317-NMC513319
					Federal Lode - BLM	SP	382	Nye	NV	NMC513325
					Federal Lode - BLM	SP	4, 6, 8, 10, 12, 14, 16, 280, 352-357	Nye	NV	NMC679116-NMC679129
					Federal Lode - BLM	RV	29-41 (odd)	Nye	NV	NMC688327-NMC688339 (odd)
					Federal Lode - BLM	RD	8	Nye	NV	NMC830749
					Federal Lode - BLM	RD	12	Nye	NV	NMC830753
					Federal Lode - BLM	RD	16	Nye	NV	NMC830757
					Federal Lode - BLM	RD	20	Nye	NV	NMC830761
					Federal Lode - BLM	RD	24	Nye	NV	NMC830764
					Federal Lode - BLM	RD	25-29 (odd)	Nye	NV	NMC831839-NMC831843 (odd)
					Federal Lode - BLM	RD	50-60 (even)	Nye	NV	NMC831864-NMC831874 (even)
					Federal Lode - BLM	RD	69-84	Nye	NV	NMC831883-NMC831898	2-7% NSR
	6/8/2004	-	MGC		Federal Lode - BLM	MWAY	67-68	Nye	NV	NMC835175-NMC835176
			Resources		Federal Lode - BLM	MWAY	117-119	Nye	NV	NMC835225-NMC835227
			Inc.		Federal Lode - BLM	MWAY	147-150	Nye	NV	NMC835255-NMC835258
			(Newmont)		Federal Lode - BLM	MWAY	396	Nye	NV	NMC835504
					Federal Lode - BLM	WAY	29-Jan	Nye	NV	NMC838228-NMC838256
					Federal Lode - BLM	MWAY	649-655 (odd)	Nye	NV	NMC845408-NMC845414 (even)	-
	7/2/2001	-	MGC
	and		Resources
	amended		Inc.
	as above		(Schmidt/ P
			atton)		Federal Lode - BLM	RD	85-100, 103-104, 101-102, 105-106	Nye	NV	NMC984613-NMC984634	2-7% NSR
	6/8/2004	-	MGC
			Resources		Federal Lode - BLM	TMTN	15-22	Nye	NV	NMC834933-NMC834940
			Inc.		Federal Lode - BLM	TMTN	68-70 (even)	Nye	NV	NMC834986-NMC834988 (even)
			(Newmont	228	Federal Lode - BLM	TMTN	149-155	Nye	NV	NMC835063-NMC835069	-	4,382.80

Drilling

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

During the third quarter of 2006, we hired a mining engineer to develop plans for an underground exploration decline. The decline would allow bulk sampling of the Discovery and Dauntless gold zones for metallurgical testing and allow better access for exploration of the gold bearing quartz veins at Midway.

In December 2006, we drilled and installed 14 monitor wells to study the dewatering costs for the underground decline, where four of the holes encountered gold. In an extension of the Dauntless zone, monitor well hole MW06-47H intercepted 10 feet of 0.306 ounces per ton gold. The vein is estimated to be four feet true width and is approximately 130 feet south of the Dauntless zone. These tests indicate that gold persists in vein zones peripheral to the Discovery zone. The hydrology holes will determine water characterization for planning and permitting of an underground exploration decline into the Discovery and Dauntless deposits.

In April 2007, we completed a 450 foot water well in the Discovery area. Pumping tests were conducted to determine the dewatering needs for an underground exploration decline. An initial 72 hour pumping test and a second 30 day pump test were completed. Current estimates are for 2,000 gallons per minute for effective dewatering of the planned exploration decline. These tests are needed for the water rights and discharge permits.

In 2007, a three-dimensional analysis of 132 holes in the Discovery Zone found most high-grade intercepts were in narrow vertical veins. The veins occur in sub-parallel clusters, 10 to 20 feet apart, with an average width of 6 feet. In a portion of the Dauntless Foot Wall vein, the maximum width is 22 feet. High-grade gold occurs where the veins cross an unconformity between underlying argillite and overlying volcanics. Veins hosted in the argillite are well-defined veins and breccias. Where they pass upward into the volcanics, veins splay out to form numerous thinner sub-parallel veins in a braided stockwork zone. Visible gold is common in these veins. The re-analysis of the Midway veins has greatly improved our understanding of the gold system. We now recognize a boiling horizon, which deposited the higher grade gold and the structural control of gold shows that many past drill holes may have missed the key gold horizon along the veins. This gives us an opportunity to potentially expand the gold mineralization on the project.

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

In 2009 Midway worked with the Town of Tonopah to negotiate a plan to properly dispose of this water to the standards required by the State Water Engineer. Permitting efforts will continue in 2010.

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

We completed a cost analysis to convert the high-grade veins, intercepted by previous drilling, into potential reserves and this underground bulk sample plan was seen as the most effective way to advance the project. This allows us the opportunity to determine the true grade of the veins and help to delineate reserves and move toward production. The actual date of beginning the decline will depend upon the length of time it takes to receive regulatory approval, which typically takes 8 to 18 months. In addition, we have several hurdles to overcome such as a processing site, financing, and availability of contract mining equipment and personnel but the high-grade nature of the deposit and simple metallurgy make the underground bulk sample a logical next step in the exploration and development.

The decline will be an inclined adit (underground tunnel) that will be driven to develop access 200 feet below high grade portions of the Midway, Rochefort and Dauntless veins (see table below and map attached). From these three veins a 50,000 ton bulk sample will be taken and processed. Gold recovered from the bulk samples could offset a portion of the development costs. The decline will also provide a platform to explore and develop the additional 77 high-grade vein intercepts currently identified on the project. In the event that exploration results support a development decision, then underground workings and permits will be in place to begin full scale mining.

2010 Exploration Program

To date Midway has incurred total costs of $8,477,893 relating to the exploration of the Midway project. Additional work is pending additional financing from an equity financing in 2010.

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

In 2010, in addition to the permitting efforts and depending upon funding, the Company may do additional drill tests to potentially expand known veins in advance of constructing the decline discussed above. A 12,000 foot program comprising 35 holes has been defined to test the validity of the geologic model.

Discovery Zone Vein	Weighted Average Grade (opt gold)	Average Width (ft)	Vertical (ft)	Strike Length (ft)

Midway Vein	4.387	5.9	280	370

Rochefort	1.296	4.0	324	422

Dauntless East	0.772	4.6	349	443

Dauntless HW	0.991	8.6	231	150

Dauntless FW	0.478	12.4	198	152

The Midway project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Other Nevada Properties

The Company’s Roberts Gold, Gold Rock and Burnt Canyon projects are exploration projects that Midway does not consider to be material properties of Midway at this time. These projects are without known reserves, as defined under SEC Guide 7.

The Roberts Gold is a sediment-hosted gold deposit located on the Battle Mountain/Eureka gold trend. Midway developed a new target concept in 2008 using geophysics and surface exploration, concluding that volcanic rocks of the Northern Nevada rift may cover favorable host rocks in a gravel fill area. The Company is seeking a joint venture partner for this project.

The Company has prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each of the claims.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim Numbers	County	State	Serial Numbers	Gold Royalty	Approx. Acreage*
					Federal Lode - BLM	WFWKV	Jan-51	Eureka	NV	NMC956324-NMC962566
	8/27/2007,		WFW		Federal Lode - BLM	WFWKV	52-53	Eureka	NV	NMC966547-NMC966548
	amended		Resources,		Federal Lode - BLM	WFWKV	72-104	Eureka	NV	NMC966567-NMC966599
Optioned	9/6/2007	8/27/2027	LLC.	104	Federal Lode - BLM	WFWKV	54-71	Eureka	NV	NMC968761-NMC968778	4% NSR	2,153.10

The Gold Rock property is a 14 square mile land position with known gold deposits located on the Battle Mountain-Eureka trend. This is a sediment hosted gold system in highly prospective host rocks. A historic database of 794 holes containing 269,446 feet of drilling was acquired outlining continuous mineralization along 9,200 feet of length. Surface work, geophysics and historic data review have identified a number of exploration targets. A total of 3,525 feet in 11 RC drill holes were drilled on the Anchor target during 2008. Five holes found strongly anomalous gold in the Pilot formation, a regionally favorable host rock. Efforts in 2009 were primarily conducted by Midway staff in compiling data and generating drill targets.

The Company has prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each of the claims.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim Numbers	County	State	Serial Numbers	Gold Royalty	Approx. Acreage*
					Federal Lode - BLM	ROC 1-21	21-Jan	White Pine	NV	NMC929929-NMC929949
	1/ 15/ 2007,		Anchor		Federal Lode - BLM	ROC 22-45	22-45	White Pine	NV	NMC950080-NMC950103
	amended		Minerals,		Federal Lode - BLM	MT	24-41	White Pine	NV	NMC977619-NMC977636
Leased	1/ 26/ 2008	1/ 15/2017	Inc.	80	Federal Lode - BLM	MT	301-317	White Pine	NV	NMC984539-NMC984555	3.5% Gross	1,652.90
			Brian		Federal Lode - BLM	LITTLE RICHARD	1-6, 7, 9-10, 12-13	White Pine	NV	NMC822700-NMC822710
Optioned	1/ 24/2008	1/ 14/2023	Peart	13	Federal Placer - BLM	LITTLE RICHARD	15, 22	White Pine	NV	NMC822711-NMC822712	2-6% NSR	207.3
					Federal Lode - BLM	MONTE	10-Jan	White Pine	NV	NMC325321-NMC325330
					Federal Lode - BLM	MONTE	20	White Pine	NV	NMC325340
					Federal Lode - BLM	MONTE	22-34	White Pine	NV	NMC325342-NMC325354
					Federal Lode - BLM	MONTE	36-47	White Pine	NV	NMC325356-NMC325367
					Federal Lode - BLM	MONTE	49-55	White Pine	NV	NMC325369-NMC325375
					Federal Lode - BLM	MONTE	61-67	White Pine	NV	NMC325381-NMC325387
					Federal Lode - BLM	MONTE	72-85	White Pine	NV	NMC325392-NMC325405
					Federal Lode - BLM	MONTE	90-94	White Pine	NV	NMC325410-NMC325414
					Federal Lode - BLM	MONTE	97	White Pine	NV	NMC325417
					Federal Lode - BLM	MONTE	98-102	White Pine	NV	NMC408429-NMC408433
					Federal Lode - BLM	MONTE	137-142	White Pine	NV	NMC408468-NMC408473
					Federal Lode - BLM	MONTE	144-150	White Pine	NV	NMC408475-NMC408481
					Federal Lode - BLM	ECHO	52-55	White Pine	NV	NMC420382-NMC420385
					Federal Lode - BLM	ECHO	142	White Pine	NV	NMC420469
					Federal Lode - BLM	MONTE	160	White Pine	NV	NMC477661
			Gold		Federal Lode - BLM	MT	126-200, 202-218, 220 227, 42-90, 94-96, 101 104, 111-124	White Pine	NV	NMC977427-NMC977594
			Standard		Federal Lode - BLM	MONTE	222	White Pine	NV	NMC977595
	3/ 20/ 2006,		Royalty		Federal Lode - BLM	MONTE	201-207, 209-212, 215 221	White Pine	NV	NMC980693-NMC980709
	amended		(Nevada)		Federal Lode - BLM	MONTE	48, 56, 58, 60, 143, 145, 168-173	White Pine	NV	NMC980914-NMC980925
Leased	1/ 1/ 2009	3/ 20/2016	Inc. Jerry	297	Federal Lode - BLM	MT	345-351	White Pine	NV	NMC984643-NMC984649	2.5-4% Gross	6,136.40
Optioned	2/ 13/2008	2/ 13/2023	Pankow	2	Federal Lode - BLM	LITTLE RICHARD	25-26	White Pine	NV	NMC863772-NMC863773	2-5% NSR	41.3
					Federal Lode - BLM	MT	178, 189, 201, 125	White Pine	NV	NMC977423-NMC977426
					Federal Lode - BLM	MT	23-Jan	White Pine	NV	NMC977596-NMC977618
			MGC		Federal Lode - BLM	MT	91-93, 97-100, 100-110	White Pine	NV	NMC977639-NMC977649
			Resources Inc.		Federal Lode - BLM	MT	318-344	White Pine	NV	NMC984586-NMC984612	-	1,384.30
Owned	-	-		67	Federal Lode - BLM	BIG JR	12-Sep	White Pine	NV	NMC826346-NMC826349
	2/ 15/ 2004, assigned		Ronald W.		Federal Lode - BLM	JJ NO	4-Jan	White Pine	NV	NMC849888-NMC849891
	to MGC		(“Ronny”)
Optioned	2/ 13/ 2008	-	Jordan	10	Federal Lode - BLM	DG NO	6-May	White Pine	NV	NMC849892-NMC849893	2.5% NSR	206.6

The 2008 surface exploration and geophysics program on the Burnt Canyon project identified targets in this volcanic hosted epithermal system. Disseminated gold identified in rock chip and soil sampling at five different areas have been selected as drill targets. The project lies between high grade veins in the Seven Troughs district. The Company may seek a joint venture partner for this project.

The Company has prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each of the claims.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/ Series	Claim Numbers	County	State	Serial Numbers	Gold Royalty	Approx. Acreage*
			David C.
			Mough
			and Jody
			Ahlquist
Optioned	5/1/ 2008	5/ 1/2018	Mough	20	Federal Lode - BLM	PUMA	20-Jan	Pershing	NV	NMC906418-NMC939040	2% NSR	413.2
			TW
			Properties,
			Kim		Federal Placer - BLM	KANSAS FRACTION		Pershing	NV	NMC58512
			Billington	4	Federal Lode - BLM	IDA, JENNIE, SNOW SQUALL		Pershing	NV	NMC58513-NMC58515	3% NSR	67.9
Leased	4/7/ 2009	4/ 7/2019	et al.
			MGC
			Resources
Owned	-	-	Inc.	8	Federal Lode - BLM	BC	61-68	Pershing	NV	NMC977858-NMC977865	-	165.3
			Randall
			Stoeberl,
			dba RS
Optioned	11/19/2007	11/ 19/ 2017	Gold	60	Federal Lode - BLM	BC	Jan-60	Pershing	NV	NMC977360-NMC977419	3% NSR	1,239.70

Washington Property

The map below shows the location of Midway’s property located in Washington, USA. This property is described in further detail below.

Golden Eagle Project

Location and means of access

The Golden Eagle property is approximately 211 acres of private land located in Ferry County, Washington. The property is accessed by driving two miles northwest of the town of Republic, Washington along the Knob Hill county road. Power is available at the nearby (< 1 mile) Knob Hill Mine and sufficient water is potentially available as indicated by near surface water intersected by drilling.

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

In the year ended December 31, 2009, the Company staked additional claims and purchased two additional blocks of land at a cost of $177,393 to expand its Golden Eagle land property package.

Midway’s land position encompasses a gross area of approximately 339.5 acres containing federal lode mining claims and patented lode mining claim and fee properties.

The Company has prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each of the claims.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/ Series	Claim Numbers	County	State	Serial Numbers	Gold Royalty	Approx. Acreage*
Owned	-	-	Golden Eagle Holding Inc.	3	Federal Lode - BLM	GEH	3-Jan	Ferry	WA	ORMC164710-ORMC164712	-	5.4
Ownership	Agreement Date	Expiry	Owner (source)	Land	Land Type	Name/ Lot	Location	Pershing	State	Mineral Survey/ Patent Numbers	Gold Royalty	Approx. Acreage*
Owned	75% - 5/ 28/2008; 25% - 7/28/ 2008	-	Golden Eagle Holding Inc. (Echo Bay/Hecla)		Patented Lode - Fee	Mountain Lion	Twn 37 North, Rng 32 East, W.M., Section 27	Ferry	WA	M.S. 402-A		20.7
					Patented Lode - Fee	Flat Iron	Twn 37 North, Rng 32 East, W.M., Section 27	Ferry	WA	M.S. 402-A		7.6
					Patented Lode - Fee	Last Chance	Twn 37 North, Rng 32 East, W.M., Section 27	Ferry	WA	M.S. 402-A		20.7
					Patented Mill Site - Fee	Mountain Lion	Twn 37 North, Rng 32 East, W.M., Section 27	Ferry	WA	M.S. 402-B		5
					Patented Lode - Fee	Gopher	Twn 37 North, Rng 32 East, W.M., Section 27	Ferry	WA	M.S. 509		19.7
					Patented - Fee	Government Lot 1	Twn 37 North, Rng 32 East, W.M., Section 27	Ferry	WA	-		41.1
					Patented - Fee	Government Lot 2	Twn 37 North, Rng 32 East W.M., Section 27	Ferry	WA	-		6.8
					Patented - Fee	Government Lot 3	Twn 37North, Rng 32 East, W.M. , Section 27	Ferry	WA	-		0.5
					Patented - Fee	Government Lot 4,less Tax Lot 4	Twn 37 North, Rng 32 East, W.M., Section 27	Ferry	WA	-		7.3
					Patented - Fee	N½NE¼, less Tax Lot 12-02	Twn 37 North, Rng 32 East, W.M, Section 27	Ferry	WA	-	0-0.75% Gross + 2% NSR on 75% of Production	77.4

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

Efforts in 2009 were primarily be conducted by Midway staff and funded from working capital and were directed toward key issues, including a NI 43-101 compliant resource, high-grade target identification, evaluation of processing methods, and reviewing permitting.

On June 25, 2009 the Company announced an Indicated Resource estimate as at May 1, 2009 of 31,900,000 tons at a grade of 0.055 opt containing 1,769,000 ounces of gold. There is an additional Inferred Resource estimate of 5,100,000 tons at a grade of 0.038 opt containing 194,000 ounces of gold.

Indicated Resource Reported within an Optimal Pit Shell using $750 Gold Price

Cut-Off Grade (opt gold)	Short Tons (millions)	Gold Grade (opt)	Contained Gold (ounces)

0.010	42.9	0.045	1,933,000

0.020	31.9	0.055	1,769,000

0.030	23.9	0.066	1,570,000

0.040	18.2	0.076	1,372,000

0.050	14.0	0.085	1,184,000

Inferred Resource Reported within an Optimal Pit Shell using $750 Gold Price

Cut-Off Grade (opt gold)	Short Tons (millions)	Gold Grade (opt)	Contained Gold (ounces)

0.010	11.6	0.025	286,000

0.020	5.1	0.038	194,000

0.030	3.0	0.047	143,000

0.040	1.8	0.055	101,000

0.050	0.9	0.066	62,000

Extensive metallurgical work by Hecla Limited and Santa Fe Pacific Gold between 1989 and 1997 was reviewed and summarized by Dr. Thom Seal (PhD, PE) of Differential Engineering Inc. for estimated optimal gold recoveries. According to this independent review, three potential processing options exist for the Golden Eagle refractory ore. These include whole-ore bio-oxidation, flotation, or pressure oxidation treatments, with recoveries ranging from 75-94%. All three processes demonstrate the potential for good gold recoveries. These results have not yet been verified by Midway test work nor have the economics of each process been reviewed.

Dr. Seal noted in the summary that in general, the review of the previous metallurgical reports, if verified as representative of the Golden Eagle project, indicate that the deposit represents a refractory gold ore target with the material types and grade similar to some of the gold ore processed from the Carlin Trend in Nevada. The processing options identified in the metallurgical review show that the project has potential for economic gold recovery within the reviewed parameters and current gold price environment.

Estimated Optimal Gold Recoveries

Process Option	Predicted Gold Recovery (%)
Flotation Concentration	86.5
Flotation Concentration, Tails Cyanidization	89.4
Bio-oxidation, neutralization, CN-CIL	75.1
Pressure Oxidation, neutralization, CN-CIL	94.0

The resource estimate has been prepared in accordance with National Instrument NI 43-101 of the Canadian Securities Administrators (CSA), and in accordance with CIM Definition Standards for Mineral Resources and Mineral Reserves. It was conducted under the supervision of Eric Chapman (M.Sc., C.Geol), Snowden Mining Industry Consultants Inc. and Thom Seal (PhD, PE), Principal and Metallurgist, Differential Engineering Inc. who are the Qualified Persons responsible for the technical report. The Technical Report supporting this resource estimated was filed on the Company’s profile at www.sedar.com on August 4, 2009.

The current resource estimate includes verified drill results from 222 historic holes that were available up to May 1, 2009. Verification was completed by comparison of gold values to laboratory certificates and drill logs obtained from historic operators of the project. Only gold values that had laboratory certificates or drill log verification were used in the resource estimate. Mineralized domains were established by interpretation of geological, structural and assay information on sections and plans. Assays within the domains were composited into 5 foot intervals. Search distances and directions were established using spherical variograms on the composites within the domains. A capping threshold of 0.10 to 0.50 opt gold was utilized depending upon the domain, and assays greater than the capping threshold would be set to that value. Less than 0.2% of the samples were affected by the capping. A density factor of 13.7 cubic feet per short ton (ft3/st) was applied to the mineralized bedrock material, and 13.5 to 14.3 ft3/st was applied to surrounding bedrock. A tonnage factor of 15.1 ft3/st was applied to overlying glacial till. A three dimensional block model was generated using Datamine®, a commercially available mine planning software package. Composited assays were used to estimate tons and gold grades within domains using an ordinary kriging estimation methodology. Resources reported are included within a Lerchs-Grossmann (L-G) optimization shell, which was generated using a $750 per ounce gold price and 85% gold recovery. The L-G shell is an economic test that simulates a break-even pit using current mining costs.

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

2010 Exploration Program

To date Midway has incurred total costs of $205,121 relating to the exploration of the Golden Eagle project. Additional work is pending additional financing from an equity financing in 2010.

The Golden Eagle project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth in this item, we are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole. There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

On February 2, 2007 the Company’s wholly-owned Nevada subsidiary MGC Resources Inc. (“MGC”) entered into a drill contract with Derex Drilling Services Ltd. (“Derex”), a British Columbia corporation, to provide drilling services for the Midway project and MGC paid Derex a deposit of US$50,000. Derex did not provide the drilling services on a timely basis and by May 2007 MGC filed a civil complaint alleging breach of contract and MGC filed and was granted a writ of attachment against the drill rig which had been left unattended on the Midway property and was the only known asset of Derex in the United States. MGC presented the writ of attachment to the Nye County Sheriff for execution and the Sheriff engaged a towing company to remove the drill rig and deliver it to storage. On May 10, 2007 the towing company driver was involved in an accident while moving the drill rig, causing extensive damage to the drill rig.

On or about May 14, 2007 Derex returned to MGC the US$50,000 deposit and MGC dismissed the complaint alleging breach of contract. MGC had heard nothing further about this matter until May 5, 2009 when MGC was named as a defendant to a civil complaint filed in federal court in Nevada (the “Complaint”). The Complaint was filed by ING Novex Insurance Company of Canada (“ING”) against MGC, the tow truck driver, the towing company and the Nye County Sheriff’s office (the “ING Defendants”) to recover damages and attorney’s fees and costs under its subrogation rights for having reimbursed Derex for the value of the drill rig under a policy of insurance. In its Complaint, ING asserts claims against MGC for negligence, wrongful attachment and unjust enrichment.

While ING has alleged that the value of the drill rig was approximately US$200,000, the amount of the potential damages cannot be reasonably estimated at this time and the occurrence of the confirming future event is not determinable. On June 22, 2009 MGC filed a motion to dismiss ING’s Complaint. ING filed a response on July 15, 2009. MGC filed a reply on July 31, 2009. On December 29, 2009 the federal court issued an order dismissing the negligence and unjust enrichment claims against MGC with prejudice and the wrongful attachment claim was dismissed without prejudice. ING has not amended its claim against MGC as yet. The outcome of this matter is not determinable at present.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares began trading on the NYSE Amex on January 3, 2008 under the trading symbol “MDW” and our common shares continue to trade on the TSX Venture Exchange (the “TSX.V”) under the trading symbol “MDW.” As of March 26, 2010, 77,354,997 common shares were issued and outstanding, and we had approximately 95 shareholders of record. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

As of March 26, 2010, the closing price per share for our common shares as reported by the NYSE Amex was US$0.65 and as reported by the TSX .V was $0.65.

The following table sets out the market price range of Midway’s common shares on the TSX.V for the periods indicated.

Period	High Cdn$	Low Cdn$

2009
First Quarter	$0.93	$0.30
Second Quarter	$0.95	$0.46
Third Quarter	$1.05	$0.61
Fourth Quarter	$1.09	$0.63

2008
First Quarter	$4.68	$2.80
Second Quarter	$2.89	$1.68
Third Quarter	$2.05	$0.75
Fourth Quarter	$1.10	$0.18

The following table sets out the market price range of Midway’s common shares on the NYSE Amex for the periods indicated.

Period	High US$	Low US$

2009
First Quarter	$0.75	$0.35
Second Quarter	$0.93	$0.80
Third Quarter	$1.00	$0.56
Fourth Quarter	$1.04	$0.57

2008
First Quarter	$4.74	$2.21
Second Quarter	$2.95	$1.66
Third Quarter	$2.05	$0.73
Fourth Quarter	$1.07	$0.12

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

Repurchase of Securities

During 2009, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

As of December 31, 2009, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our Stock Option Plan adopted by the Board of Directors on May 6, 2003 as amended on May 12, 2008 (the “Stock Option Plan”). The Stock Option Plan has been approved by our shareholders.

The following summary information is presented for the Stock Option Plan as of December 31, 2009.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	4,501,667	$1.47	3,233,833

Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

2.

Subject to adjustment as provided in the U.S. Plan appended to and forming part of the Stock Option Plan, the aggregate number of common shares that may be issued under the U.S. Plan shall be 3,000,000; provided, however, that the aggregate number of common shares authorized under the U.S. Plan for use in granting Incentive Stock Options shall, at all times, be a part of and subject to the limitations set forth in the Stock Option Plan, and shall be adjusted proportionately to reflect any adjustments to the number of shares authorized under the Stock Option Plan.

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

7.

In the event of death of an optionee, the optionee’s heirs or administrators may exercise any portion of that outstanding option up to a period of one year from the date of the optionee’s death for the termination date of the option, whichever is earlier.

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

Stock Performance Graph

The performance graph below shows Midway Gold Corp.’s cumulative total return based on an initial investment of $100 in Midway’s common stock, as compared with the NYSE Amex Composite Index and the NYSE Amex Gold Miners Index. The chart shows performance marks as of the last trading day during each of the last five years. This performance chart assumes: (1) $100 was invested on December 31, 2004 in Midway common stock at a price of $0.92, the NYSE Amex Composite Index and the NYSE Amex Gold Miners Index; and (2) all dividends are reinvested.

	31-Dec- 2004	30-Dec- 2005	29-Dec- 2006	31-Dec- 2007	31-Dec- 2008	31-Dec 2009

Midway Gold Corp.	$100.00	$144.57	$285.88	$422.84	$50.00	$94.57

NYSE Amex Composite Index	$100.00	$122.64	$143.27	$168.00	$97.44	$127.23

NYSE Amex Gold Miners Index	$100.00	$128.59	$157.08	$190.11	$140.43	$184.05

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of Midway for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 reflected in the following table, have been derived from the audited consolidated financial statements of Midway. On April 17, 2007, Midway acquired Pan-Nevada Gold Corporation and its wholly owned subsidiary Apex Energy (U.S.) Inc.; accordingly the statement of operations of Midway for the year ended December 31, 2007, includes the results of Pan-Nevada for the period from April 17, 2007 to December 31, 2007. The data set forth below should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

U.S. GAAP
(thousands of dollars except for per
share and share amounts)

Statements of Operations Data	2009		2008		2007		2006		2005

Operating revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Interest income		15		118		331		197		42
Net loss for the year		2,642		16,165		10,666		7,241		4,403
Basic and diluted loss per common share		$(0.04)		$(0.31)		$(0.24)		$(0.23)		$(0.18)
Balance Sheets Data
Total assets		$51,493		$51,942		$58,767		$16,695		$8,143
Working capital		1,472		1,157		8,005		8,127		1,094
Mineral properties (1)		49,252		48,326		48,807		7,679		6,601
Promissory note due within 12 months		—		1,000		—
Net assets		42,578		40,727		48,303		15,698		6,774
Stockholders’ equity		42,758		40,727		48,303		15,698		6,774
Weighted average number of shares Outstanding (000’s)		73,050		52,792		43,992		32,000		24,064

(1) Mineral properties have been recast by $1,345,501 and deficit has been recast by $389,955 to reflect an adjustment of tax basis to mineral properties.

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

Midway operates from an office in Helena, Montana and from field offices in Lovelock and Tonopah Nevada. These offices support the Spring Valley, Midway and Pan Projects in Nevada and the Golden Eagle project in Washington. These offices also support work on three other exploration projects, located on four of the major Nevada gold trends.

Midway currently controls certain mineral rights on the Cortez, Humboldt and Round Mountain Gold Trends.

Business Strategy and Development

We have four advanced exploration projects: the Spring Valley, the Pan and the Midway projects in Nevada and the Golden Eagle project in Washington and three early stage exploration targets in Nevada. Midway plans to continue to attempt to expand these new gold discoveries through exploration. Below is a summary of our work completed in 2009 and our expectations for our projects in 2010.

Spring Valley Project

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

Barrick conducted and funded exploration in 2009 on the Spring Valley project to meet its minimum level of US$4,000,000.

See “Item 2. Description of Properties – Spring Valley Project” for a more detailed description of the agreement with Barrick and the 2009 exploration program.

Pan Project

The most significant result of 2009 was the November 5, 2009 announcement of an updated resource for the Pan deposit containing 34.65 million short tons grading 0.018 ounces per ton containing 608,700 ounces of gold in the Measured plus Indicated categories. There was an additional 1.60 million short tons grading 0.017 ounces per ton containing 26,500 ounces of gold in the Inferred category.

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

See “Item 2. Description of Properties – Pan Project” for a more detailed description of the 2009 exploration program.

Midway Project

The most significant result of 2009 was co-operating with the Town of Tonopah to negotiate a plan to properly plan to dispose of waste water from a future mine at the Midway project to the standards required by the State Water Engineer. Permitting efforts will continue in 2010.

See “Item 2. Description of Properties – Midway Project” for a more detailed description of the 2009 exploration program.

Golden Eagle Project

Efforts in 2009 were primarily conducted by Midway staff and were directed toward key issues, including metallurgy testing for moving the project towards a new scoping study, including a NI 43-101 compliant resource, high-grade target identification, evaluation of processing methods, and reviewing permitting.

On June 25, 2009 the Company announced an Indicated Resource estimate as at May 1, 2009 of 31,900,000 tons at a grade of 0.055 opt containing 1,769,000 ounces of gold. There is an additional Inferred Resource estimate of 5,100,000 tons at a grade of 0.038 opt containing 194,000 ounces of gold.

Cautionary Note to U.S. Investors – In this Annual Report we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above. See “Item 2. Description of Properties – Golden Eagle Project” for a more detailed description of the 2009 exploration program.

Exploration projects:

The Roberts Gold is a sediment-hosted gold deposit located on the Battle Mountain/Eureka gold trend. Midway developed a new target concept in 2008 using geophysics and surface exploration, concluding that volcanic rocks of the Northern Nevada rift may cover favorable host rocks in a gravel fill area. The Company is seeking a joint venture partner for this project.

The Gold Rock property is a 14 square mile land position with known gold deposits located on the Battle Mountain-Eureka trend. This is a sediment hosted gold system in highly prospective host rocks. A historic database of 794 holes containing 269,446 feet of drilling was acquired outlining continuous mineralization along 9,200 feet of length. Surface work, geophysics and historic data review have identified a number of exploration targets. A total of 3,525 feet in 11 RC drill holes were drilled on the Anchor target during 2008. Five holes found strongly anomalous gold in the Pilot formation, a regionally favorable host rock. Efforts in 2009 were primarily conducted by Midway staff in compiling data and generating drill targets.

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

Results of operations for the year ended December 31, 2009 compared to the years ended December 31, 2008 and 2007

The net loss for the year ended December 31, 2009 was $2,642,176 (2008 - $16,165,394; 2007 – $10,666,106).

Significant differences in costs between the years are as follows:

Exploration expenses in the year ended December 31, 2009 were $1,041,425 (2008 - $9,085,990; 2007 – $10,038,930). The details of the expenses in each year may be found in the schedule to the audited consolidated annual financial statements. In the year ended December 31, 2009 $382,461 (2008 - $1,632,453; 2007 – $1,720,167) was spent at the Midway project, $123,933 (2008 - $5,012,151; 2007 - $6,313,919) at the Spring Valley project, $196,082 (2008 - $1,685,881; 2007 - $1,916,690) at the Pan Project; $162,099 (2008 - $43,022; 2007 - $nil) at the Golden Eagle project, $24,428 (2008 - $73,418; 2007 - $1,641) at the Burnt Canyon project, $1,863 (2008 - $43,081; 2007 - $nil) at the Thunder Mountain Project, $27,744 (2008 - $93,298; 2007 - $nil) at the Roberts Creek project with minor amounts spent on other smaller programs and investigations of other potential acquisitions.

Exploration levels are determined by the success of previous exploration programs on each project and in part by available cash to fund additional programs. Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $197,169 (2008 - $258,158; 2007 - $292,110).

Included in consulting fees was $115,000 (2008 - $90,000; 2007 - $110,000) paid to Golden Oak Corporate Services, a company wholly owned by Doris Meyer, the Company’s Chief Financial Officer and Corporate secretary for financial reporting and corporate compliance services. Consulting fees in 2008 included a $100,000 fee paid to an investment banker for advice in the failed business combination with Golden Predator Mines Inc.

Investor relations and travel costs combined were $182,270 for the year (2008 - $259,458; 2007 - $368,081). Management travelled to and participated in several investor shows in North America. In 2009, Midway focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors for one-on-one meetings and attending fewer retail investor conferences.

Professional fees paid to lawyers and auditors in the year ended December 31, 2009 was $493,568 (2008 - $610,497; 2007 - $374,777). In 2009 the Company incurred significant legal and auditing costs as it investigated and evaluated business opportunities. In 2008 the Company incurred significant legal and auditing costs related to a failed business transaction with Golden Predator Mines Inc. In 2007 the Company incurred significant legal and auditing costs due to the Company’s preparation to register itself as a reporting issuer with the Securities and Exchange Commission in the United States.

Salaries and benefits of $1,693,147 (2008 - $1,076,408; 2007 - $1,613,624) are payments to the Company’s non-management directors and Midway’s staff based in Helena, Montana. The category also includes the estimated fair value of stock based compensation for stock options granted and vested to employees, directors and officers in the period of $955,069 (2008 - $242,870; 2007 - $1,210,802).

Transfer agent and filing fees were $91,053 (2008 - $129,524; 2007 - $72,006) have decreased from the previous year as the stock exchange listing fees are based on market capitalizing which has decreased.

Decreases in interest income in the current year are a result of the decreased interest rates and lower levels of cash on deposit. The income tax recovery of $483,163 (2008 - $1,777,000; 2007 - $757,000) and an unrealized foreign exchange loss (gain) of $(1,023,349) (2008 - $1,669,594; 2007 – ($1,211,933)) which is included within the foreign exchange loss (gain) of $(832,783) (2008 - $1,473,709; 2007 - ($1,108,258)) relate to the US dollar denominated future income tax liability recorded upon the acquisition of Pan-Nevada and the Midway and Spring Valley projects.

Results of operations for the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008

The net loss for the three months ended December 31, 2009 was $68,314 (2008 – $5,237,707).

Significant differences in costs between the quarters are as follows:

Exploration expenses in the three months ended December 31, 2009 was $135,422 (2008 - $486,054). In the three months ended December 31, 2009 $100,788 (2008 - $111,999) was spent at the Midway Project, $8,864 (2008 - $246,674) at the Spring Valley Project, $9,951 (2008 - $76,633) at the Pan Project and $15,819 (2008 - $50,748 combined at the Company’s other exploration projects and property investigations. Exploration levels are determined by the success of previous exploration programs on each project and available cash to fund additional programs.

Including in consulting fees was $22,500 (2008 - $22,500) paid to Golden Oak Corporate Services, a company wholly owned by Doris Meyer, the Company’s Chief Financial Officer and Corporate secretary for financial reporting and corporate compliance services for the three months ended December 31, 2009.

Investor relations and travel costs combined were $46,297 for the three months ended December 31, 2009 (2008 - $43,297). Management travelled to and participated in several investor shows in North America. Midway has focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and reducing the number of retail investor shows it attends.

Professional fees paid to lawyers and auditors increased in the three months ended December 31, 2009 of $24,878 (2008 - $211,491) are significantly lower than the fourth quarter of 2008 when the category the final costs of the failed business transaction with Golden Predator Mines Inc.

Salary payments are to Midway’s staff based in Helena, Montana totalled $170,837 in the three months ended December 31, 2009 (2008 - $222,786). The category include the estimated fair value of stock based compensation for stock options granted to employees, directors and officers in the period of $15,619 (2008 - $17,233).

Interest income in the three months ended December 31, 2009 was $8,093 (2008 - $10,727).

In the three months ended December 31, 2009, the income tax recovery of $423,263 (2008 - $1,130,000) and an unrealized foreign exchange (gain) loss of $(32,483) (2008 - $1,097,385) relate to the US dollar denominated future income tax liability recorded with the acquisition of Pan-Nevada and the Midway and Spring Valley projects.

Summary of Quarterly Results (Unaudited)

	2009 Quarter Ended In								2008 Quarter Ended In

	Dec		Sept		June		March		Dec		Sept		June		March

	($ in thousands, except per share and total cash cost per ounce data)
Revenue from the sale of minerals	$	Nil-	$	Nil	$	Nil	$	Nil	$	Nil-	$	Nil	$	Nil	$	Nil
Net loss		68		836		491		1,247		5,238		3,682		4,261		2,984
Net loss per share, basic and diluted		0.00		0.01		0.01		0.02		0.10		0.07		0.08		0.06

Notes and Factors Affecting Comparability of Quarters:

(1)	The Company is a mineral exploration company at the development stage and has no operating revenues.
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

Financial Condition and Liquidity

There is substantial doubt about our ability to continue as a going concern.

Our auditor’s report on our 2009 consolidated financial statements includes an additional explanatory paragraph that states that our recurring losses from operation raise substantial doubt about our ability to continue as a going concern. The Company began the year with cash on hand of $2,416,438. During 2009 the Company expended $2,818,251 on operations, invested a total of $379,516 in mineral property and equipment net of proceeds on sale of surplus equipment, the recovery of reclamation deposits and proceeds on sale of investments and raised $3,521,651 from the exercise of stock options and share purchase warrants for cash and the Company paid the final $1,000,000 owed on a promissory note to end at December 31, 2009 with cash on hand of $1,740,322. The consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. The ability of the Company to continue as a going concern is uncertain and dependent upon obtaining the financing necessary to meet its financial commitments and to complete the development of its properties and/or realizing proceeds from the sale of one or more of the properties. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2009, the Company had cash and cash equivalents of $1,740,322, working capital of $1,472,127 and has accumulated losses of $56,267,603 since inception.

Management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will exceed the amount of cash on hand at December 31, 2009. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. The Company plans to file a shelf-registration in the United States and Canada as soon as practicable after March 31, 2010 pursuant to which the Company subsequently intends to conduct equity offerings in 2010. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage backed securities continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. These disruptions continued in 2009 and are likely to continue into 2010. The current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations in the future. Our access to additional capital may not be available on terms acceptable to us or at all.

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

In 2009, we issued a total of 12,500,000 common shares pursuant to the exercise of share purchase warrants for cash proceeds of $3,500,000 and 33,333 common shares pursuant to the exercise of stock options for cash proceeds of $21,651.

As of March 26, 2010, there are 4,501,667 stock options at prices ranging from $0.56 to $3.36. While it is probable that some of these options will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

Midway plans to raise capital in 2010 to fund its continued exploration and development.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of December 31, 2009, we have accrued $41,872 related to reclamation and other closure requirements at our properties, compared to $98,514 from December 31, 2008. These liabilities are covered by a combination of surety bonds and restricted cash totaling $279,126 at December 31, 2009 (2008 - $517,711). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of December 31, 2009; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Recent United States Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting standards related to its accounting standards codification of the hierarchy of generally accepted accounting principles. The new standard is the sole source of authoritative generally accepted accounting principles of the United States (“U.S. GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded non-SEC accounting and reporting standards. All accounting literature that is not in the Codification, not issued by the SEC and not otherwise grandfathered is non-authoritative. The new standard is effective for the Company’s interim quarterly period beginning July 1, 2009. Pursuant to the provisions of FASB ASC 105, the Company has updated the references to GAAP in its financial statements. The adoption had no impact on the Company’s consolidated financial position results of operations or cash flows.

In May 2009, FASB issued amendments to the fair value measurements and disclosures. The amendments to the standard clarify that if the quoted price in an active market for the identical liability is not available, fair value is measured: (1) using a technique that uses (a) the quoted price of the identical liability when traded as an asset, or (b) quoted prices of similar liabilities or similar liabilities traded as assets, or (2) another technique consistent with the principles of the standard. The amendments also provide that a restriction preventing transfer of a liability does not need to be factored into the inputs used in determining the fair value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Required Supplementary Data regarding the fourth quarter of the fiscal year ended December 31, 2009 is included under the section heading “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” above and is incorporated herein by reference.

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

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of Midway is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is ineffective based on those criteria and one material weakness was identified as outlined below.

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

This control deficiency, which is pervasive in impact, did not result in a misstatement to the financial statements; however, there is a reasonable possibility that a material misstatement of the annual financial statements would not have been prevented or detected on a timely basis.

This Annual Report does not include an attestation report of KMPG LLP, an independent registered public accounting firm that audited the Company’s annual financial statements included in this Annual Report, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

During the period covered by this Annual Report on Form 10-K, the Company made changes to its internal control over financial reporting. The Company segregated the duties over transaction processes in the Company’s with respect to financial reporting matters and internal control over financial reporting. Specifically the Company has restricted access to the Company’s accounting software program to certain personnel so that specifically, certain personnel with financial transaction initiation and reporting responsibilities do not have incompatible duties that allow for the creation, review and recording of journal entries without adequate independent review and authorization.

Remediation plans

The CFO and Controller have taken steps and will continue to take steps to increase their US GAAP knowledge by attendance at training seminars and on-line research to allow them to identify issues and seek expert accounting advice where necessary.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of Midway is incorporated by reference in this Annual Report on Form 10-K to the sections entitled “Information on the Board of Directors and Executive Officers”, (“Corporate Governance”, “Board Committees” and “Other Governance Matters” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2010 annual meeting of shareholders (the “Proxy Statement”).

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

10.2

Purchase and Sale Agreement between Paul G. Schmidt and MGC Resources Inc., dated August15, 2003, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

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

10.19	Assignment agreement with Martin H. Webster, Donald H. Jones, Michael C. Agran, Virginia Genest, Wallace Stephens, and Sandra Newmark dated June 25, 2008, previously filed on Form

10-Q filed with the Securities and Exchange Commission on August 14, 2008.

10.20	Letter of Intent with Kinross dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

10.21	Letter of Intent with Hecla dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

10.22	Terms Sheet between MGC and Barrick Gold dated October 17, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

10.23	2008 Stock Option Plan, previously filed on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009

10.24	Exploration, Development and Mine Operating Agreement dated effective March 10, 2009, previously filed with the Securities and Exchange Commission on March 16, 2009

14.1	Code of Ethics, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

21	Subsidairies of the Company

23.1	Consent of KPMG LLP

23.2	Consent of Eric Chapman, Snowden Mining Industry Consultants Inc.

23.3	Consent of Thom Seal, Differential Engineering Inc.

23.4	Consent of Eric LeLacheur and Don Harris

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consolidated Financial Statements, Years ended December 31, 2009, 2008 and 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWAY GOLD CORP.

March 30, 2010	By:	/s/ Dan Wolfus

Daniel Wolfus
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ George T. Hawes

George T. Hawes	Director	March 30, 2010

/s/ Alan Branham

Alan Branham	Director	March 30, 2010

/s/ Roger Newell

Roger Newell	Director	March 30, 2010

/s/ Frank Yu

Frank Yu	Director	March 30, 2010

/s/ Doris A. Meyer	Chief Financial Officer and Corporate
	Secretary (Principal Financial and Accounting	March 30, 2010
Doris A. Meyer	Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Number

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

10.19

Assignment agreement with Martin H. Webster, Donald H. Jones, Michael C. Agran, Virginia Genest, Wallace Stephens, and Sandra Newmark dated June 25, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.

10.20	Letter of Intent with Kinross dated May 28, 2008, previously filed on Form 10- Q filed with the Securities and Exchange Commission on November 14, 2008

10.21	Letter of Intent with Hecla dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

10.22	Terms Sheet between MGC and Barrick Gold dated October 17, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

10.23	2008 Stock Option Plan, previously filed on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009

10.24	Exploration, Development and Mine Operating Agreement dated effective March 10, 2009, previously filed with the Securities and Exchange Commission on March 16, 2009

14.1	Code of Ethics, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

21	Subsidiaries of the Company

23.1	Consent of KPMG LLP

23.2	Consent of Eric Chapman, Snowden Mining Industry Consultants Inc.

23.3	Consent of Thom Seal, Differential Engineering Inc.

23.4	Consent of Eric LeLacheur and Don Harris

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consolidated Financial Statements, Years ended December 31, 2009, 2008 and 2007