Form 10-Q
period 2010-03-31
Midway Gold Corp
filed 2010-05-17
CIK 1319009

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33894

MIDWAY GOLD CORP.

 (Exact name of registrant as specified in its charter)

British Columbia	98-0459178
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1 - 15782 Marine Drive
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

Large accelerated filer           Accelerated filer     Non-accelerated filer       Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of Shares outstanding at May 12, 2010      78,688,330

EXPLANATORY NOTE

All references to “$” in this report mean the Canadian dollar.  All references to “US$” refer to the U.S. dollar, and unless otherwise indicated all currency amounts in this report are stated in Canadian dollars.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM BALANCE SHEETS

 (Expressed in Canadian dollars)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,111,525	$1,740,322
Amounts receivable (note 5)	100,957	120,735
Prepaid expenses	92,560	14,088
	1,305,042	1,875,145
Reclamation deposit (note 6)	270,598	279,126
Equipment (note 4)	84,730	86,985
Mineral properties (note 5)	49,632,031	49,251,838
	$51,292,401	$51,493,094

Liabilities and stockholders' equity

Current liabilities
Accounts payable and accrued liabilities	$430,453	$403,018

Future income tax liability	8,052,564	8,331,605

Stockholders' equity (note 7)
Common stock authorized - unlimited, no par value
Issued - 77,354,997 (2009 - 77,354,997)	92,670,965	92,670,965
Share subscriptions	432,104	-
Additional paid in capital	6,366,138	6,355,109
Deficit accumulated during the exploration stage	(56,659,823)	(56,267,603)
	42,809,384	42,758,471
	$51,292,401	$51,493,094

Nature of operations and going concern (note 1)
Subsequent event (note 12)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Cumulative period from inception (May 14, 1996) to March 31, 2010

Expenses
Consulting (note 8)	$22,500	$24,668	$646,689
Depreciation	25,688	32,617	634,972
Gain on sale of subsidiary	-	-	(2,806,312)
Interest and bank charges	1,624	14,119	887,707
Investor relations	35,193	18,872	1,132,943
Legal, audit and accounting	66,448	30,056	2,410,803
Management fees	-	-	265,000
Management fees earned	(4,520)	(6,745)	(33,791)
Mineral exploration expenditures (Schedule)	148,476	265,929	44,050,697
Mineral property interests written off	-	-	4,271,754
Office and administration (note 8)	42,645	53,089	1,345,385
Salaries and benefits	233,142	487,770	7,879,112
Transfer agent and filing fees	34,851	17,429	519,627
Travel	47,748	35,152	826,394
Operating loss	653,795	972,956	62,030,980

Other income (expenses):
Foreign exchange gain (loss)	260,847	(245,624)	926,217
Interest income	668	4,142	843,540
Loss on sale of equipment	-	(1,278)	(5,941)
Loss on sale of investments (note 3)	-	(14,747)	44,077
Investment write down (note 3)	-	(27,770)	(722,225)
Other income	60	7,072	87,281
	261,575	(278,205)	1,172,949
Net loss before income tax	392,220	1,251,161	60,858,031
Income tax recovery	-	4,000	4,198,208
Net loss	$392,220	$1,247,161	$56,659,823
Basic and diluted loss per share	$0.01	$0.02
Weighted average number of shares outstanding	77,354,997	64,821,664

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Cumulative period from inception (May 14, 1996) to March 31, 2010
Cash provided by (used in):
Operating activities:
Net loss	$(392,220)	$(1,247,161)	$(56,659,823)
Items not involving cash:
Depreciation	25,688	32,617	634,972
Stock-based compensation	11,029	393,870	6,147,160
Unrealized foreign exchange (gain) loss	(271,449)	285,424	(1,131,424)
Unrealized loss on investment	-	27,770	722,225
Non-cash interest expense	-	-	234,765
Income tax recovery	-	(4,000)	(4,198,208)
Gain on sale of subsidiary	-	-	(2,806,312)
Loss on sale of equipment	-	1,278	5,941
Loss on sale of investments	-	14,747	(44,077)
Write off of mineral property interests	-	-	4,271,754
Change in non-cash working capital items:
Amounts receivable	19,778	(170,242)	(82,670)
Prepaid expenses	(78,472)	(79,961)	(112,602)
Accounts payable and accrued liabilities	27,435	(20,414)	525,458
Accrued interest payable	-	12,055	-
	(658,211)	(754,017)	(52,492,841)

Investments activities:
Proceeds on sale of subsidiary	-	-	254,366
Proceeds on sale of equipment	-	8,658	19,499
Proceeds on sale of mineral property	-	-	233,459
Proceeds on sale of investments	-	133,078	321,852
Mineral property acquisitions	(380,193)	(347,947)	(21,217,214)
Deferred acquisition costs	-	-	(23,316)
Purchase of equipment	(23,433)	-	(1,730,428)
Reclamation deposit	936	20,330	(693,573)
	(402,690)	(185,881)	(22,835,355)

Financing activities:
Advance from Red Emerald Ltd.	-	-	12,010,075
Common stock issued, net of issue costs	-	-	57,672,937
Share subscriptions, net of issue costs	432,104	-	432,104
Promissory note	-	-	2,000,000
Repayment of promissory note	-	-	(2,000,000)
Convertible debenture	-	-	6,324,605
	432,104	-	76,439,721
Increase (decrease) in cash and cash equivalents	(628,797)	(939,898)	1,111,525
Cash and cash equivalents, beginning of period	1,740,322	2,416,438	-
Cash and cash equivalents, end of period	$1,111,525	$1,476,540	$1,111,525

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009

Net loss for the period before other comprehensive loss	$392,220	$1,247,161
Unrealized loss on investment	-	22,517
Investment write down	-	(7,770)
Realized loss on sale of investments	-	(14,747)
Comprehensive loss	$392,220	$1,247,161

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Share subscriptions	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, May 14, 1996 (date of inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Shares issued:
Private placements	700,000	168,722	-	-	-	-	168,722
Net loss	-	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	700,000	168,722	-	-	-	(114,800)	53,922
Shares issued:
Initial public offering	2,025,000	590,570	-	-	-	-	590,570
Principal shares	750,000	7,500	-	-	-	-	7,500
Private placement	1,000,000	1,932,554	-	321,239	-	-	2,253,793
Exercise of share purchase warrants	1,000,000	2,803,205	-	-	-	-	2,803,205
Acquisition of mineral property interest	1,000,000	2,065,500	-	-	-	-	2,065,500
Finders fee	150,000	309,825	-	-	-	-	309,825
Net loss	-	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	6,625,000	7,877,876	-	321,239	-	(2,142,472)	6,056,643
Shares issued:
Exercise of share purchase warrants	100,000	332,124	-	(32,124)	-	-	300,000
Acquisition of mineral property interest	200,000	246,000	-	-	-	-	246,000
Finders fee	150,000	224,250	-	-	-	-	224,250
Net loss	-	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	7,075,000	8,680,250	-	289,115	-	(4,086,146)	4,883,219
Consolidation of shares on a two for one new basis	(3,537,500)	-	-	-	-	-	-
Net loss	-	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	3,537,500	8,680,250	-	289,115	-	(6,464,209)	2,505,156
Net loss	-	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	3,537,500	8,680,250	-	289,115	-	(11,182,253)	(2,212,888)
Net earnings	-	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	3,537,500	8,680,250	-	289,115	-	(8,754,997)	214,368
Shares issued:
Private placement	4,824,500	2,133,786	-	246,839	-	-	2,380,625
Exercise of share purchase warrants	4,028,000	1,007,000	-	-	-	-	1,007,000
Exercise of stock options	32,000	12,800	-	-	-	-	12,800
Financing shares issued	31,250	35,000	-	-	-	-	35,000
Acquisition of mineral property interest	4,500,000	3,600,000	-	-	-	-	3,600,000
Share issue costs	-	(544,260)	-	-	-	-	(544,260)
Stock based compensation	-	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002	16,953,250	14,924,576	-	562,954	-	(10,412,648)	5,074,882
Shares issued:
Private placement	700,000	638,838	-	201,162	-	-	840,000
Exercise of share purchase warrants	294,500	73,625	-	-	-	-	73,625
Share issue costs	-	(19,932)	-	-	-	-	(19,932)
Stock based compensation	-	-	-	531,000	-	-	531,000
Net loss	-	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	17,947,750	15,617,107	-	1,295,116	-	(11,765,327)	5,146,896
Shares issued:
Private placement	2,234,400	2,122,269	-	175,407	-	-	2,297,676
Exercise of share purchase warrants	213,500	300,892	-	(46,267)	-	-	254,625
Exercise of stock options	250,000	157,000	-	(27,000)	-	-	130,000
Share issue costs	-	(183,512)	-	-	-	-	(183,512)
Stock based compensation	-	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004	20,645,650	18,013,756	-	2,338,734	-	(14,760,029)	5,592,461
Private placement	4,075,800	3,266,095	-	773,335	-	-	4,039,430
Exercise of stock options	165,500	124,364	-	(31,964)	-	-	92,400
Exercise of share purchase warrants	1,743,000	1,543,844	-	(4,844)	-	-	1,539,000
Share issue costs	-	-	-	-	-	-	-
Stock based compensation	-	(184,660)	-	488,075	-	-	303,415
Net loss	-	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005, carried forward	26,629,950	22,763,399	-	3,563,336	-	(19,162,744)	7,163,991

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Share subscriptions	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, December 31, 2005, brought forward	26,629,950	22,763,399	-	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	-	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	-	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	-	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	-	(248,512)
Stock based compensation	-	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	-	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	-	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	-	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	-	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	-	(28,000)
Stock based compensation	-	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investment	-	-	-	-	(120,000)	-	(120,000)
Adjustment of future income tax liability to mineral properties (note 2(p))	-	-	-	-	-	(389,955)	(389,955)
Net loss	-	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	-	5,375,624	(120,000)	(37,460,033)	48,303,130
Shares issued:
Private placement	14,521,500	6,174,441	-	956,509	-	-	7,130,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	-	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	-	(209,405)	-	-	154,999
Share issue costs	-	(139,705)	-	-	-	-	(139,705)
Stock based compensation	-	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	64,821,664	88,181,641	-	6,170,544	-	(53,625,427)	40,726,758
Shares issued:
Exercise of stock options	33,333	32,815	-	(11,164)	-	-	21,651
Exercise of share purchase warrants	12,500,000	4,456,509	-	(956,509)	-	-	3,500,000
Stock based compensation	-	-	-	1,152,238	-	-	1,152,238
Unrealized (gain) loss on investment	-	-	-	-	53,850	-	53,850
Realized gain on sale of investments	-	-	-	-	(53,850)	-	(53,850)
Net loss	-	-	-	-	-	(2,642,176)	(2,642,176)
Balance, December 31, 2009	77,354,997	92,670,965	$ -	$ 6,355,109	$ -	(56,267,603)	$ 42,758,471
Shares issued:
Share subscriptions	-	-	456,000	-	-	-	456,000
Share issue costs	-	-	(23,896)	-	-	-	(23,896)
Stock based compensation	-	-	-	11,029	-	-	11,029
Net loss	-	-	-	-	-	(392,220)	(392,220)
Balance, March 31, 2010	77,354,997	92,670,965	432,104	$ 6,366,138	$ -	(56,659,823)	$ 42,809,384

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Cumulative period from inception (May 14, 1996) to March 31, 2010
Exploration costs incurred are summarized as follows:
Midway project
Assays and analysis	(12,412)	$ 21,386	$ 316,043
Communication	-	-	9,513
Drilling	9,800	-	2,053,981
Engineering and consulting	41,424	8,058	4,136,534
Environmental	5,152	-	231,548
Field office and supplies	4,213	7,796	229,362
Legal	-	6,489	111,689
Property maintenance and taxes	42	7,005	410,533
Reclamation costs	24	1,691	26,807
Reproduction and drafting	-	-	20,803
Salaries and labour	28,176	27,997	614,829
Travel, transportation and accommodation	6,268	6,980	398,938
	82,687	87,402	8,560,580
Spring Valley project
Assays and analysis	-	-	3,329,900
Communication	-	-	10,307
Drilling	-	453	10,261,359
Engineering and consulting	1,307	2,396	2,379,972
Environmental	-	-	300,445
Equipment rental	-	-	64,651
Field office and supplies	144	1,534	548,350
Legal	-	35,349	355,793
Operator fee	-	-	108,339
Property maintenance and taxes	-	41	477,861
Reclamation costs	-	641	30,611
Reproduction and drafting	-	-	29,724
Salaries and labour	3,183	50,882	1,225,268
Travel, transportation and accommodation	-	3,929	847,778
	4,634	95,225	19,970,358
Pan project
Assays and analysis	23,791	-	598,158
Drilling	-	-	1,250,540
Engineering and consulting	9,674	9,722	397,269
Environmental	4,036	-	18,896
Field office and supplies	1,663	1,501	84,006
Legal	-	578	9,943
Property maintenance and taxes	82	-	291,927
Reclamation costs	-	-	67,563
Reproduction and drafting	-	-	5,738
Salaries and labour	6,187	53,189	760,884
Travel, transportation and accommodation	2,306	-	141,609
	47,739	64,990	3,626,533
Sub-total balance carried forward	135,060	247,617	32,157,471

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Cumulative period from inception (May 14, 1996) to March 31, 2010

Sub-total balance brought forward	135,060	247,617	32,157,471
Burnt Canyon project
Assays and analysis	-	-	21,921
Engineering and consulting	-	-	24,736
Environmental	-	-	462
Field office and supplies	-	80	1,658
Legal	-	614	2,828
Property maintenance and taxes	-	-	35,781
Reproduction and drafting	-	-	5,036
Salaries and labour	-	-	2,923
Travel, transportation and accommodation	-	-	4,142
	-	694	99,487
Gold Rock project
Assays and analysis	-	-	26,130
Drilling	-	-	106,901
Engineering and consulting	2,262	-	117,137
Environmental	359	-	893
Field office and supplies	447	80	22,289
Legal	-	-	11,745
Property maintenance and taxes	27	-	232,669
Reclamation costs	-	395	738
Reproduction and drafting	-	-	339
Salaries and labour	199	-	38,319
Travel, transportation and accommodation	197	-	20,096
	3,491	475	577,256
Golden Eagle project
Assays and analysis	-	1,223	21,690
Drilling			3,638
Engineering and consulting	7,426	5,746	148,561
Field office and supplies	(84)	271	1,803
Legal	-	578	19,569
Property maintenance and taxes	-	1,844	2,362
Salaries and labour	319		381
Travel, transportation and accommodation	-	1,978	14,778
	7,661	11,640	212,782
Thunder Mountain project
Assays and analysis	-	-	14,568
Drilling	-	-	77,956
Engineering and consulting	-	-	706
Environmental	-	-	1,717
Field office and supplies	-	-	1,041
Property maintenance and taxes	-	-	16,248
Reclamation costs	-	-	(578)
Salaries and labour	-	-	2,047
Travel, transportation and accommodation	-	-	55
	-	-	113,760
Sub-total balance carried forward	146,212	260,426	33,160,756

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Cumulative period from inception (May 14, 1996) to March 31, 2010
Sub-total balance brought forward	146,212	260,426	33,160,756
Maggie Creek project
Environmental	-	-	197
Field office and supplies	-	-	4,630
Legal	-	-	461
Property maintenance and taxes	-	-	14,275
	-	-	19,563
Roberts Creek project
Assays and analysis	-	-	20,255
Communication	-	-	10,034
Drilling	-	-	72,177
Engineering and consulting	-	-	30,147
Environmental	-	-	4,665
Field office and supplies	-	-	5,169
Legal	-	4,290	7,641
Property maintenance and taxes	-	-	71,584
Reclamation costs	-	539	6,027
Salaries and labour	-	-	19,203
Travel, transportation and accommodation	-	-	9,089
	-	4,829	255,991
Pioche/Mineral Mountain project
Acquisition costs and option payments	-	-	40,340
Assays and analysis	-	-	13,037
Drilling	-	-	232,205
Engineering and consulting	-	-	38,212
Field office and supplies	-	-	16,236
Property maintenance and taxes	-	-	49,750
Reclamation costs	-	-	32,683
Travel, transportation and accommodation	-	-	21,124
	-	-	443,587
Black Prince project
Communication	-	-	938
Drilling	-	-	77,167
Engineering and consulting	-	-	78,698
Equipment rental	-	-	10,800
Field office and supplies	-	-	3,397
Geological and geophysical	-	-	63,481
Legal and accounting	-	-	1,163
Property maintenance and taxes	-	-	13,249
Reproduction and drafting	-	-	1,179
Travel, transportation and accommodation	-	-	7,255
Recoveries	-	-	(40,000)
	-	-	217,327
Sub-total balance carried forward	146,212	265,255	34,097,224

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Cumulative period from inception (May 14, 1996) to March 31, 2010

Sub-total balance brought forward	146,212	265,255	34,097,224

Assays and analysis	-	-	20,499
Communication	-	-	108,762
Drilling	-	-	467,372
Engineering and consulting	-	-	3,120,317
Equipment rental	-	-	337,577
Field office and supplies	-	-	277,119
Foreign exchange gain	-	-	(38,134)
Freight	-	-	234,956
Interest on convertible loans	-	-	1,288,897
Legal and accounting	-	-	453,269
Marketing	-	-	91,917
Mining costs	-	-	693,985
Processing and laboratory supplies	-	-	941,335
Property maintenance and taxes	-	-	298,752
Security	-	-	350,584
Travel, transportation and accommodation	-	-	392,031
Utilities and water	-	-	59,425
	-	-	9,098,663

Assays and analysis	1,714	45	173,673
Drilling	-	-	169,129
Engineering and consulting	-	-	210,183
Environmental	-	-	22,761
Field office and supplies	501	-	19,991
Legal	-	-	10,952
Property maintenance and taxes	-	-	123,230
Reclamation costs	-	51	2,813
Reproduction and drafting	-	-	4,942
Salaries and labour	-	-	3,674
Travel, transportation and accommodation	49	578	113,462
	2,264	674	854,810

	$ 148,476	$ 265,929	$ 44,050,697

Proof from P&L	148,476	265,929	44,050,697
	-	-	-

The accompanying notes are an integral part of these consolidated interim financial statements.

1.

Nature of operations and going concern

Midway Gold Corp. (the “Company” or “Midway”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The Company is in the process of exploring and developing its mineral properties and has not yet determined whether its mineral properties contain ore reserves that are economically recoverable. The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable ore reserves in its mineral properties, the ability of the Company to obtain the necessary financing to complete development, confirmation of the Company’s interest in the underlying mineral claims and upon future profitable production from, or proceeds from the disposition of, its mineral properties.

The Company has not generated revenues from operations.  These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.    The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As at March 31, 2010, the Company had cash and cash equivalents of $1,111,525, working capital of $874,589 and has accumulated losses of $56,659,823 since inception.

Management anticipates that the minimum cash requirements to fund its 2010 proposed exploration program and continued operations over the next twelve months will exceed the amount of cash on hand at March 31, 2010. Accordingly, the Company does not have sufficient funds to meet planned expenditures during this fiscal year, and will need to seek additional debt or equity financing to meet its planned expenditures. The Company raised $800,000 from an equity issue on April 12, 2010 (note 13). The Company has filed a shelf-registration in the United States and Canada pursuant to which the Company subsequently intends to conduct additional equity offerings in 2010. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant accounting policies and change in accounting policy

These consolidated interim financial statements for the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).  They do not include all of the information and disclosures required by US GAAP for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements.   The interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements including the notes thereto for the year ended December 31, 2009 which may be found on the Company’s profile on SEDAR and EDGAR.

The accounting policies followed by the Company are set out in note 2 to the audited consolidated financial statements for the year ended December 31, 2009 and have been consistently followed in the preparation of these consolidated interim financial statements, except as follows:

Recently adopted accounting policies

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting standards to address the elimination of the concept of a qualifying special purpose entity which also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The new standard became effective for the Company’s fiscal year beginning January 1, 2010. The adoption of this standard did not have a material effect on the Company’s financial statements.

Recent United States Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued accounting standards update for fair value measurements and disclosure. This update requires additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation.  The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3.  The updated guidance became effective for the Company’s fiscal year beginning January 1, 2010 with the exception of the level disaggregation which becomes effective for the Company’s fiscal year beginning January 1, 2011.  The adoption of the updated guidance did not have a material effect on the Company’s financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued accounting standards update for the deconsolidation of a subsidiary or derecognition of a group of assets. This update requires additional disclosure related to the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets, the nature of the continuing involvement with the subsidiary or entity acquiring the group of assets and whether the transaction was with a related party or whether the former subsidiary or entity acquiring the group of assets will become a related party.  This amendment clarifies but does not change the scope of current US GAAP. The updated guidance became effective for the Company’s fiscal year beginning January 1, 2010. The adoption of the updated guidance did not have a material effect on the Company’s financial statements.

3.

Investments

The Company has no remaining investments at March 31, 2010.

During the period ended March 31, 2009, the Company realized a loss of $14,747 on the sale of 985,500 common shares of Rye Patch for proceeds of $133,078.    The Company recognized in earnings an impairment of $7,770 on the common shares of Rye Patch for the difference in the fair value at March 31, 2009 and December 31, 2008.  The Company considered that the decline in market value of this investment met the characteristics of an “other than temporary impairment” and adjustments to fair value were recorded in earnings as investment write-down and re-classed from accumulated other comprehensive loss.  The Company recognized an unrealized loss on the warrants of $20,000 in the statement of operation in that same period.

4.

Equipment

	March 31, 2010			December 31, 2009
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer equipment	$255,693	$ 221,921	$ 33,772	$ 232,507	$ 201,051	$ 31,456
Office equipment	50,912	25,505	25,407	49,918	22,976	26,942
Field equipment	59,968	34,417	25,551	60,715	32,128	28,587
Trucks	56,158	56,158	-	56,158	56,158	-
	$422,731	$ 338,001	$ 84,730	$ 399,298	$ 312,313	$ 86,985

5.

Mineral properties

Details on the Company’s mineral properties are found in note 6 to the audited consolidated financial statements for the year ended December 31, 2009.

Mineral property	December 31, 2009	Additions	Written off	March 31, 2010
Midway	$ 7,036,314	$ -	$ -	$ 7,036,314
Spring Valley	5,664,517	-	-	5,664,517
Pan	33,632,806	174,703	-	33,807,509
Afgan	119,980	-	-	119,980
Gold Rock	422,834	205,490	-	628,324
Burnt Canyon	119,774	-	-	119,774
Golden Eagle	2,255,613	-	-	2,255,613
	$ 49,251,838	$ 380,193	$ -	$ 49,632,031

(a)

Midway property, Nye County, Nevada

On July 1, 2009, and amended on October 14, 2009, the Company agreed with the Town of Tonopah (“Tonopah”) and Lumos & Associates (“Lumos”) to fund a study to identify the best alternatives which maximize the treatment and dewatering of water at a possible mine at the Midway Project for municipal use and/or re-injection, to minimize the need for redundant facilities and over costs to benefit the Company and Tonopah.  Tonopah contracted with Lumos to prepare a Preliminary Engineering Report to identify the best alternatives to which the Company agreed to fund up to US$105,120 of which the full amount has been paid or accrued by March 31, 2010 (December 31, 2009 US$74,294 ($79,120).

(b)

Spring Valley property, Nevada

At March 31, 2010 the Company had an amounts receivable of $53,548 (US$52,715) (December 31, 2009 $80,078 (US$76,192)) for recoverable salaries and expenses from Barrick Gold Corporation pursuant to the Spring Valley exploration option and joint venture agreement which was subsequently paid.

6.

Reclamation deposit

The Company is required to post bonds with the Bureau of Land Management (“BLM”) for reclamation of planned mineral exploration programs work associated with the Company’s mineral properties located in the United States. For the Company’s mineral properties that are being actively explored under funding arrangement agreements, the funding partners are responsible for bonding for the surface disturbance created by the exploration programs funded by each of them on those projects.

At March 31, 2010 the Company had posted a total of $270,598 (US$266,389) reclamation deposits compared to $279,126 (US$265,581) at December 31, 2009.

7.

Share capital

(a)

The Company’s authorized to issue an unlimited number of common shares.

(b)

Share issuances

(i)

During 1996, the Company issued 420,000 common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $98,722 net of issue costs.  In addition the Company issued 280,000 flow-through common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $70,000.

7.

Share capital (continued)

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

7.

Share capital (continued)

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

7.

Share capital (continued)

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

7.

Share capital (continued)

(xxix)

On August 1, 2008 the Company issued 600,000 common shares at US$2.50 per common share for proceeds of $1,537,950 (US$1,500,000) by way of a private placement with Kinross Gold USA Inc. The Company incurred $39,450 in share issue costs.

(xxx)

On November 12, 2008 the Company issued 12,500,000 units at $0.22 per unit for proceeds of $2,750,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at $0.28 per share until May 12, 2009.  The proceeds of the financing of $2,750,000 were allocated on a relative fair value basis as $1,793,491 to common shares and $956,509 as to warrants.   The Company incurred $23,395 in issue costs for this private placement.  In the year ended December 31, 2009 all of the 12,500,000 warrants were exercised for proceeds of $3,500,000.

(xxxi)

In addition to the 84,000 stock options reported exercised in paragraph xxv, during 2008, the Company issued a further 395,000 common shares pursuant to the exercise of stock options for proceeds of $613,250.

(xxxii)

During 2009, the Company issued 33,333 common shares pursuant to the exercise of stock options for proceeds of $21,651.

(xxxiii)

 At March 31, 2010, the Company had received share subscriptions of $456,000 and paid or accrued share issue costs of $23,896 in connection with the non-brokered private placement which closed on April 12, 2010 (note 12).

(c)

Stock options

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

7.

Share capital (continued) - (c) Stock Options (continued)

Expiry date	Exercise price per share	Balance December 31, 2009	Granted	Forefeited	Expired	Balance March 31, 2010

February 4, 2010	$0.85	80,000	-	-	(80,000)	-
June 24, 2010	$1.30	150,000	-	-	-	150,000
March 9, 2011	$2.00	75,000	-	-	-	75,000
May 4, 2011	$2.00	30,000	-	-	-	30,000
June 15, 2011	$2.53	235,000	-	-	-	235,000
August 30, 2011	$2.63	40,000	-	-	-	40,000
November 30, 2011	$2.70	140,000	-	-	-	140,000
January 23, 2012	$3.00	25,000	-	-	-	25,000
March 7, 2012	$2.93	100,000	-	-	-	100,000
July 31, 2012	$2.71	550,000	-	-	-	550,000
October 30, 2012	$3.36	100,000	-	-	-	100,000
December 6, 2012	$3.32	15,000	-	-	-	15,000
April 13, 2014	$2.04	400,000	-	-	-	400,000
May 12, 2013	$2.00	50,000	-	(16,667)	-	33,333
July 16, 2013	$2.00	150,000	-	-	-	150,000
January 7, 2014	$0.56	1,361,667	-	-	-	1,361,667
September 9, 2014	$0.86	1,000,000	-	-	-	1,000,000

		4,501,667	-	(16,667)	(80,000)	4,405,000

Weighted average exercise price		$ 1.474	$ -	$ 2.000	$ 0.850	$ 1.483

At March 31, 2010 all but 281,667 of the 4,405,000 stock options outstanding were exercisable. The intrinsic value of stock options outstanding at March 31, 2010 related to vested options was $113,000.  Intrinsic value for vested stock options is calculated on the difference between the exercise prices of the underlying options and the quoted price of $0.66 for our common stock as of March 31, 2010.

The Company recorded stock-based compensation expense, net of forfeitures, of $11,029 in the three months ended March 31, 2010 (March 31, 2009 - $393,870) for options vesting in that period of which $(376) (March 31, 2009 - $291,807) was included in salaries and benefits in the statement of operations and $11,405 (March 31, 2009 - $102,063) was included in salaries and labour in the schedule of mineral exploration expenditures.  There is a balance of $36,389 that will be recognized in fiscal 2010 and fiscal 2011 as the options vest.

8.

Related party transactions

(a)

The Company paid consulting fees of $22,500 (2009 - $22,500) to a company controlled by the Chief Financial Officer of the Company for accounting and corporate compliance services.

(b)

Recovery of office costs from Rocky Mountain Resources Corp., a company managed by common directors and officers, of $572 (2009 - $nil).

Included in accounts payable and accrued liabilities at March 31, 2010 is $11,332 (December 31, 2009 - $8,819) payable to the companies referred to in this note and other directors and officers.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

9.

Financial instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments.  There were no investments at March 31, 2010.

10.

Contingency

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

11.

Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development, with all of the Company’s long lived assets being located in the United States at March 31, 2010 and December 31, 2009.

12.

Subsequent event

On April 12, 2010 the Company issued 1,333,333 units at $0.60 per unit for proceeds of $800,000 by way of a non-brokered private placement for which the Company had received share subscriptions of $456,000 at March 31, 2010 and had paid or accrued $23,896 of share issue costs.  Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one additional common share until October 9, 2011 (the “Expiry Date”) at an exercise price dependent upon the time of exercise, as follows, at an exercise price of $0.70 per common share if exercised by October 9, 2010, at an exercise price of $0.80 per common share if exercised after October 9, 2010 but on or before April 9, 2011, and at an exercise price of $0.90 per common share if exercised after April 9, 2011 but on or before the Expiry Date.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report filed on Form 10-Q.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Form 10-K filed with the SEC on March 30, 2010, and elsewhere in this report.

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

Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates

The mineral estimates in this Form 10-Q have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United States Securities Act of 1993, as amended. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Midway’s corporate office is located at 15782 Marine Drive - Unit 1, White Rock, British Columbia, Canada V4B 1E6.

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

N E V A D A

Nevada
80
BURNT CANYON
SPRING VALLEY
Elko
Reno
ROBERTS GOLD
Carson City
PAN
GOLD ROCK
MIDWAY
N
100 Miles
15
Las Vegas
Henderson

Qualified Person

Don Harris, a Qualified Person, as that term is defined in NI 43-101 is the person responsible for review and verification of the technical information contained in this Quarterly Report on Form 10-Q.

Highlights for the first quarter 2010 and up to May 12, 2010:

•

On March 23, 2010 the Company announced Barrick Gold Exploration Inc. (“Barrick”) has commenced its 2010 drilling program on the Company’s Spring Valley project, Nevada.

•

On April 12, 2010 the Company completed a non-brokered private placement of 1,333,333 units to raise $800,000.

•

On May 6, 2010 the Canadian Securities Commissions accepted the Company’s Short Form Prospectus and on May 6, 2010 the Company’s S-3 Shelf Registration Statement under the Securities Act of 1933, as amended (jointly the “Prospectus”) was declared effective by the SEC.  The Company may now offer and sell, from time to time over a twenty-five month period, up to US$25,000,000 of the Company’s common shares, without par value, with or without warrants to purchase common shares, or any combination thereof in one or more transactions under this Prospectus:  provided however, that the Company may not exceed in the aggregate more than 33% of its public float in any 12-month period in any such transactions under the Company’s S-3 Shelf Registration Statement. The Company may also offer under this Prospectus any common shares issuable upon the exercise of warrants.

•

On April 28, 2010 the Company announced the Company’s engagement of Windward Global (“Windward”) of Charlotte, North Carolina. Windward, founded by its principal, Kelly Boatright, will provide assistance with Midway’s Investor Relations and Public Relations efforts. Windward has served the natural resource sectors for more than two decades and maintains a strong presence in Canada, the United States and Europe.

Activities on Midway’s properties in the first quarter ended March 31, 2010 and up to May 12, 2010 the date of this Quarterly Report filed on Form 10-Q, are described in further detail below.

Spring Valley Property, Pershing County, Nevada

Midway and Barrick entered into an agreement on March 9, 2009 for the exploration and development of the Spring Valley property in Pershing County, Nevada, covering approximately 18.4 square miles.  The Spring Valley project is located 20 miles northeast of Lovelock and approximately 3 miles north of the Coeur Rochester Open Pit Mine. Spring Valley is a diatreme/porphyry hosted gold system, and located on the Humboldt Gold Trend.

Under the terms of the agreement, Barrick may earn a 60% interest in the property by spending US$30,000,000 in work expenditures by December 31, 2013. Barrick must have cumulative expenditures of US$9,000,000 by year end 2010, to maintain the venture earn-in schedule.

On March 23, 2010 the Company announced that Barrick has commenced its 2010 drilling program at the Company’s Spring Valley project, Nevada. Barrick has approved a budget of US$5,000,000 and a program to include both reverse circulation and core drilling. The focus of the program for 2010 will be continued expansion of the gold resource. Drilling is expected to last through the summer.

Barrick has reported completion of the US$4M program for 2009 with 34 holes that had positive assay and metallurgical test results.  A successful 2010 program could continue to add significantly to the underlying resource base, which would add value from the project for both Midway and Barrick. Barrick is currently drilling on the Spring Valley project with two drill rigs in and adjacent to the deposit.

Extensive metallurgical work conducted by Barrick in 2009 and first quarter 2010 on this large project has demonstrated positive metallurgical results. Bottle roll tests on 200 mesh material show gold recoveries ranging from 86% to 98% for oxide, transitional, and sulfide composite.  Gravity recoverable gold tests had recoveries ranging from 51 to 91%. Details of metallurgical results were noted in an August 24, 2009 press releases.

Assay results from the 34 holes drilled at Spring Valley in 2009 expanded the gold mineralized zone hosted in and adjacent to a porphyry intrusion. In a November 30th, 2009 press release,  the Company reported significant intercepts of 339.5 feet of 0.037 ounce per ton (“opt”) gold (including 10 feet of 0.485 opt gold) and 156 feet of 0.028 opt gold in SV09-461C and high grade intercepts include a metallic screen assay of 5 feet of 9.101 opt gold in SV09-451C.

The Spring Valley project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

By March 31, 2010 the Company has incurred $19,970,358 relating to exploration of the Spring Valley project including $4,634 incurred in the first quarter of 2010.  Barrick is now funding the majority of the ongoing costs of this project.

Data reported to Midway by Barrick and disclosed in this 10Q has been reviewed for Midway by Eric LeLacheur, (M.Sc., CPG), a “qualified person” as that term is defined in National Instrument 43-101.

Pan Project, White Pine County, Nevada

The Pan property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.  The Pan deposit is a Carlin-style, disseminated gold deposit, hosted along the Battle Mountain-Eureka Trend.

Work at the Pan project in the first quarter has focused on retaining a permitting consultant to work with the regulatory authorities and Company management to define the permitting process required to bring the project forward into production. As a part of that process the Company has since engaged Environmental Consultants, Inc. of Elko Nevada to complete the necessary environmental base line studies this spring.   The Company has further engaged SRK Consulting (US) Inc. to prepare design documents and permit applications for the Pan project over the next twelve months.

The next steps for the project, contingent on funding, are to complete additional drilling, metallurgical work and design engineering work, in preparation for a prefeasibility study, which will outline the additional work required to advance the project to a feasibility study, including the estimated costs.

To move the Pan Project forward towards production, the Company has retained the services of Ken Brunk. Mr. Brunk is a professional engineer experienced in constructing gold mining projects in the United States, Europe, and Indonesia.  Additionally, the Company has retained the services of Cindi Byrns, a permitting specialist, to guide the project through permitting and regulatory requirements prior to production.

On January 1, 2010 the Company paid Gold Standard Royalty Corporation US$167,040 (C$174,703) an annual advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.

By March 31, 2010 the Company had incurred $3,626,533 relating to exploration of the Pan project including $47,739 incurred in the first quarter of 2010.

Midway project, Nye County, Nevada

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

The Midway project is located at the intersection of the well-known Round Mountain/Goldfield trend and the Walker Lane. It is a low-sulfidation epithermal gold system with near-vertical quartz-adularia-gold veins. Bonanza gold veins occur in a series of en echelon vein clusters along a 1.5 mile northwest-trending band of mineralization. The best previously reported gold intercept from the Midway vein was 2.5 feet of 119 opt gold in 17 feet that averaged 34.7 opt gold in core hole MW210.

Work at the Midway project in the first quarter 2010 comprised ongoing discussions with the Town of Tonopah (“Tonopah”) to secure water rights for development. On July 1, 2009, and amended on October 14, 2009, the Company partnered with Tonopah to engage Lumos & Associates (“Lumos”) to evaluate the best alternatives, which maximizes the treatment and use of water generated from the Midway project and assists Tonopah with water quality issues. The engineering study will look at municipal use and/or re-injection, shared water treatment facilities with Tonopah, and costs benefits for the Company and Tonopah.  Lumos prepared a Preliminary Engineering Report to identify the best alternatives.  The Company agreed to fund up to US$105,120 of which the full amount has been paid or accrued by March 31, 2010 (December 31, 2009 US$74,294 ($79,120).

The underlying property owners have waived the US$300,000 annual property payment that would otherwise have been due in August 2010.

By March 31, 2010 the Company has incurred $8,560,580 relating to exploration of the Midway project including $82,687 incurred in the first quarter of 2010.

Gold Rock Project, White Pine County, Nevada

The Gold Rock property is a 14 square mile land position with known gold deposits located on the Battle Mountain-Eureka trend. This is a sediment hosted gold system in highly prospective host rocks. A historic database of 794 holes containing 269,446 feet of drilling was acquired outlining continuous mineralization along 9,200 feet of length.  Surface work, geophysics and historic data compilation have identified a number of exploration targets.

Efforts in the first quarter 2010 were conducted by Midway staff in compiling data, creating a digital 3-D model of the project to generate exploration targets, and initiating field work to confirm target selections. Additional work was undertaken to give consideration to the possible complementary development of the Gold Rock project with the Pan project.

In the first quarter of 2010 the Company paid a total of $205,490 (US$196,478) including $108,490 (US$103,728) paid to Gold Standard Royalty Corporation an annual advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  Annual lease payments totaling $97,000 (US$92,750) made up the balance of the first quarter property acquisition payments.

By March 31, 2010 the Company has incurred $577,256 relating to exploration of the Gold Rock project including $3,491 incurred in the first quarter of 2010

Golden Eagle Project, Ferry County, Washington

In 2008 the Company purchased a 100% interest in the Golden Eagle property located in Ferry County, Washington from Kinross Gold and Hecla Mining.

The Golden Eagle property hosts a large hot springs gold deposit that is partially covered by glacial gravels.  In 1996 a previous operator delineated a potentially open pit deposit on private ground. Beneath this deposit are several high-grade vein exploration targets. These targets are adjacent to the Republic Knob Hill Mine, which produced high-grade gold, from underground veins, for over 100 years. We will also review options to process sulfide mineralization, in view of newer technologies and the economics afforded by a higher gold price. The ability to explore the deeper targets combined with the possible strategic access to Kinross’ nearby mill is a bonus that could add value to any new oxide ounces discovered on the property.

Work in the first quarter 2010 comprised desk top analysis of the next steps for the project.

By March 31, 2010 the Company has incurred $212,782 relating to exploration of the Golden Eagle project including $7,661 incurred in the first quarter of 2010

Results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

The net loss for the three months ended March 31, 2010 was $392,220 (2009 - $1,247,161).

Significant differences between the periods are as follows:

Investor relations and travel totalled $82,941 (2009 - $54,024) an increase of $28,917 over the comparative period.  Management participated in one investor show and contracted video interviews and paid for research in North America in the first quarter 2010 compared to participating in only one investor show in the comparable period.  Midway has focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and attendance at selected industry investor shows. This category of costs will be expected to increase as Midway retained Windward at the end of April 2010 to assist the Company with public relations and investor relations counselling and efforts at a cost of US$5,000 per month plus approved expenses.

Legal, audit and accounting was $66,448 (2009 - $30,056) an increase of $36,392 over the comparative period.  The current quarter included a one-time charge of $27,073 of agent’s legal fees associated with a 2009 private placement that the Company withdrew and did not complete.

Exploration expenses were $148,476 (2009 - $265,929).  The details of the expenses in each period may be found in the schedule to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $11,405 (2009 - $102,063).  Management fees earned from Barrick for the Spring Valley project were $4,520 (2009 - $6,745).

Salaries and benefits were $233,142 (2009 - $487,770).  In the current quarter $233,142 was net of a $376 credit of stock based compensation relating to a forfeiture of stock options granted to a consultant so that the cash cost of this category was $233,518.  In the comparative quarter $487,770 included $291,807 of stock based compensation so that the cash cost of this category was $195,963.

The foreign exchange gain in the current quarter was $260,847 compared to a loss in the comparative period of $245,624 of which $271,449 was unrealized in the current quarter and $285,424 was unrealized in the comparative quarter.  The unrealized foreign exchange relates to restatement of the US dollar denominated future income tax liability and reclamation deposits.

Summary of Quarterly Results (Unaudited)

	March 2010	Dec 2009	Sept 2009	June 2009	Mar 2009	Dec 2008	Sept 2008	June 2008
$(000’s) except per share amounts
Revenue from the sale of minerals	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Net loss	392	68	836	491	1,247	5,238	3,682	4,261
Net loss per share, basic and diluted	0.01	0.00	0.01	0.01	0.02	0.10	0.07	0.08

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

Our auditor’s report on our 2009 consolidated financial statements includes an additional explanatory paragraph that states that our recurring losses from operation raise substantial doubt about our ability to continue as a going concern.  The Company began the 2010 year with cash and cash equivalents of $1,740,322.  During the three months ended March 31, 2010, the Company expended $658,211 on operations, invested a total of $402,690 in mineral properties and equipment and received $432,104 from share subscriptions net of accrued share issue costs to end at March 31, 2010 with cash and cash equivalents of $1,111,525.

The Company has not generated revenues from operations.  These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.    The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As at March 31, 2010, the Company had cash and cash equivalents of $1,111,525, working capital of $874,589 and has accumulated losses of $56,659,823 since inception.

Management anticipates that the minimum cash requirements to fund its proposed 2010 exploration program and continued operations over the next twelve months will exceed the amount of cash on hand at March 31, 2010. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. Subsequent to March 31, 2010 the Company raised $800,000 from an equity issue.  The Company’s shelf-registration in the United States and Canada was accepted in early May 2010 pursuant to which the Company subsequently intends to conduct additional equity offerings in 2010. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

There was a severe deterioration in global credit and equity markets in 2007 through 2009.  This resulted in the need for government intervention in major banks, financial institutions and insurers and also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While market conditions have generally improved in the first quarter of 2010, access to capital and credit remains limited compared to capital markets before the deterioration in 2007.  These continued disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital and financing may not be available on terms acceptable to us or at all.

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

On April 12, 2010 the Company issued 1,333,333 units at $0.60 per unit for proceeds of $800,000 by way of a non-brokered private placement for which the Company had received share subscriptions of $456,000 at March 31, 2010 and had paid or accrued $23,896 of share issue costs.  Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one additional common share until October 9, 2011 (the “Expiry Date”) at an exercise price dependent upon the time of exercise, as follows, at an exercise price of $0.70 per common share if exercised by October 9, 2010, at an exercise price of $0.80 per common share if exercised after October 9, 2010 but on or before April 9, 2011, and at an exercise price of $0.90 per common share if exercised after April 9, 2011 but on or before the Expiry Date.

As of May 12, 2010, there are 4,405,000 stock options at prices ranging from $0.56 to $3.36 and 1,333,333 share purchase warrants with an escalating exercise price beginning at $0.70 over an eighteen month term.  While it is probable that some of these options and share purchase warrants will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of March 31, 2010, we have accrued US$39,840 ($40,470 at March 31, 2010 compared to $41,872 at December 31, 2009) related to reclamation and other closure requirements at our properties which is unchanged from the estimate made at from December 31, 2009. These liabilities are covered by a combination of surety bonds and restricted cash totaling $270,598 at March 31, 2010 (December 31, 2009 - $279,126). We have accrued as a curren t liability what management believes is the present value of our best estimate of the liabilities as of March 31, 2010; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Recent United States Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued accounting standards update for fair value measurements and disclosure. This update requires additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation.  The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3.  The updated guidance became effective for the Company’s fiscal year beginning January 1, 2010 with the exception of the level disaggregation which becomes effective for the Company’s fiscal year beginning January 1, 2011.  The adoption of the updated guidance did not have a material effect on the Company’s financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued accounting standards update for the deconsolidation of a subsidiary or derecognition of a group of assets. This update requires additional disclosure related to the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets, the nature of the continuing involvement with the subsidiary or entity acquiring the group of assets and whether the transaction was with a related party or whether the former subsidiary or entity acquiring the group of assets will become a related party.  This amendment clarifies but does not change the scope of current US GAAP. The updated guidance became effective for the Company’s fiscal year beginning January 1, 2010. The adoption of the updated guidance did not have a material effect on the Company’s financial statements.

Related Party Transactions

The Company had the following related party transactions for the three months ended March 31, 2010 and 2009 respectively.

	March 31, 2010	March 31, 2009

Consulting services paid to a company owned by Doris Meyer, an officer of the Company	$22,500	$22,500
Recovery of office costs from Rocky Mountain Minerals, a company managed by Alan Branham and George Hawes, common directors and officers	$572	Nil

Included in accounts payable and accrued liabilities at March 31, 2010 is $11,332 (December 31, 2009 - $8,819) payable to the companies referred to in this note and other directors and officers.

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.

Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended March 31, 2010, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

As reported in Management’s Report on Internal Control over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 the Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 and now as of March 31, 2010 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that, as of March 31, 2010, the Company's internal control over financial reporting is ineffective based on those criteria and one material weakness was identified and is not remedied. The Company’s accounting personnel have limited expertise in US generally accepted accounting principles relating to in depth analysis and review of complex accounting transactions and implementation of new standards that may be material to the Company’s financial statements. This control deficiency, which is pervasive in impact, did not result in a misstatement to the financial statements; however, there is a reasonable possibility that a material misstatement of the annual financial statements would not have been prevented or detected on a timely basis.

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

Item 1A.

Risk Factors.

There are no material changes from the risk factors previously disclosed in Midway’s Form 10-K filed on March 30, 2010 with the SEC.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

Since the beginning of the period covered by this report, we have reported all issuances of unregistered equity securities on current reports filed on Form 8-K.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

[Reserved]

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

MIDWAY GOLD CORP.
May 17, 2010	By: /s/ Daniel Wolfus Daniel Wolfus Chairman, Chief Executive Officer and Director (Principal Executive Officer)
May 17, 2010	By: /s/ Doris A. Meyer Doris Meyer Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

 Exhibit 31.1

Certifications

I, Daniel Wolfus, certify that:

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

4.  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15 (f) and 15d-15(f)) for the registrant and have:

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

May 17, 2010

/s/ Daniel Wolfus

Daniel Wolfus

Chairman, Chief Executive Officer and Director

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

4.  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15 (f) and 15d-15(f)) for the registrant and have:

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

May 17, 2010

/s/ Doris A. Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

            Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2010 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 17, 2010

/s/ Daniel Wolfus

Daniel Wolfus

Chairman, Chief Executive Officer and Director

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2010 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 17, 2010

/s/ Doris Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.