Form 10-Q
period 2010-06-30
Midway Gold Corp
filed 2010-08-11
CIK 1319009

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer           Accelerated filer     Non-accelerated filer       Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of Shares outstanding at August 11, 2010      89,766,996

EXPLANATORY NOTE

All references to “$” in this report mean the Canadian dollar.  All references to “US$” refer to the U.S. dollar, and unless otherwise indicated all currency amounts in this report are stated in Canadian dollars.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM BALANCE SHEETS

 (Expressed in Canadian dollars)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,509,274	$1,740,322
Amounts receivable (note 5)	102,952	120,735
Prepaid expenses	144,365	14,088
	6,756,591	1,875,145
Reclamation deposit (note 6)	289,921	279,126
Equipment (note 4)	70,070	86,985
Mineral properties (note 5)	49,530,547	49,251,838
	$56,647,129	$51,493,094

Liabilities and stockholders' equity

Current liabilities
Accounts payable and accrued liabilities	$410,744	$403,018

Future income tax liability	8,337,215	8,331,605

Stockholders' equity (note 7)
Common stock authorized - unlimited, no par value
Issued - 89,766,996 (2009 - 77,321,664)	97,393,849	92,670,965
Additional paid in capital	8,977,059	6,355,109
Deficit accumulated during the exploration stage	(58,471,738)	(56,267,603)
	47,899,170	42,758,471
	$56,647,129	$51,493,094

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009	Cumulative period from inception (May 14, 1996) to June 30, 2010

Expenses
Consulting (note 8)	$22,500	$22,234	$45,000	$46,902	$669,189
Depreciation	17,492	31,470	43,180	64,087	652,464
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Interest and bank charges	1,477	5,503	3,101	19,622	889,184
Investor relations	58,775	24,817	93,968	43,689	1,191,718
Legal, audit and accounting	39,102	366,529	105,550	396,585	2,449,905
Management fees	-	-	-	-	265,000
Management fees earned	(4,828)	(10,101)	(9,348)	(16,846)	(38,619)
Mineral exploration expenditures (Schedule)	286,174	156,430	434,650	422,359	44,336,871
Mineral property interests written off	119,980	-	119,980	-	4,391,734
Office and administration (note 8)	50,021	59,159	92,666	112,248	1,395,406
Salaries and benefits	871,847	214,204	1,104,989	701,974	8,750,959
Transfer agent and filing fees	41,188	37,762	76,039	55,191	560,815
Travel	51,544	41,154	99,292	76,306	877,938
Operating loss	1,555,272	949,161	2,209,067	1,922,117	63,586,252

Other income (expenses):
Foreign exchange gain (loss)	(357,295)	507,189	(96,448)	261,565	568,922
Interest income	1,652	965	2,320	5,107	845,192
Loss on sale of equipment	-	(1,516)	-	(2,794)	(5,941)
Loss on sale of investments (note 3)	-	3,827	-	(10,920)	44,077
Investment write down (note 3)	-	(60,000)	-	(87,770)	(722,225)
Other income	-	-	60	7,072	87,281
	(355,643)	450,465	(94,068)	172,260	817,306
Net loss before income tax	1,910,915	498,696	2,303,135	1,749,857	62,768,946
Income tax recovery	99,000	7,900	99,000	11,900	4,297,208
Net loss	$1,811,915	$490,796	$2,204,135	$1,737,957	$58,471,738
Basic and diluted loss per share	$0.02	$0.01	$0.03	$0.03
Weighted average number of shares outstanding	80,514,484	72,541,444	78,943,468	68,702,879

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009	Cumulative period from inception (May 14, 1996) to June 30, 2010
Cash provided by (used in):
Operating activities:
Net loss	$(1,811,915)	$(490,796)	$(2,204,135)	$(1,737,957)	$(58,471,738)
Items not involving cash:
Depreciation	17,492	31,470	43,180	64,087	652,464
Stock-based compensation	608,181	92,135	619,210	486,005	6,755,341
Unrealized foreign exchange (gain) loss	376,059	(655,516)	104,610	(370,092)	(755,365)
Unrealized loss on investment	-	60,000	-	87,770	722,225
Non-cash interest expense	-	-	-	-	234,765
Income tax recovery	(99,000)	(7,900)	(99,000)	(11,900)	(4,297,208)
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Loss on sale of equipment	-	1,516	-	2,794	5,941
Loss on sale of investments	-	(3,827)	-	10,920	(44,077)
Write off of mineral property interests	119,980	-	119,980	-	4,391,734
Change in non-cash working capital items:					-
Amounts receivable	(1,995)	85,423	17,783	(84,819)	(84,665)
Prepaid expenses	(51,805)	38,184	(130,277)	(41,777)	(164,407)
Accounts payable and accrued liabilities	(19,709)	78,989	7,726	58,575	505,749
Accrued interest payable	-	(19,973)	-	(7,918)	-
	(862,712)	(790,295)	(1,520,923)	(1,544,312)	(53,355,553)

Investments activities:
Proceeds on sale of subsidiary	-	-	-	-	254,366
Proceeds on sale of equipment	-	4,482	-	13,140	19,499
Proceeds on sale of mineral property	-	-	-	-	233,459
Proceeds on sale of investments	-	58,907	-	191,985	321,852
Mineral property acquisitions	(18,496)	(192,809)	(398,689)	(540,756)	(21,235,710)
Deferred acquisition costs	-	-	-	-	(23,316)
Purchase of equipment	(2,832)	-	(26,265)	-	(1,733,260)
Reclamation deposit	(11,731)	158,382	(10,795)	178,712	(705,304)
	(33,059)	28,962	(435,749)	(156,919)	(22,868,414)

Financing activities:
Advance from Red Emerald Ltd.	-	-	-	-	12,010,075
Common stock issued, net of issue costs	6,725,624	3,500,000	6,725,624	3,500,000	64,398,561
Promissory note	-	-	-	-	2,000,000
Repayment of promissory note	-	(1,000,000)	-	(1,000,000)	(2,000,000)
Convertible debenture	-	-	-	-	6,324,605
	6,725,624	2,500,000	6,725,624	2,500,000	82,733,241
Increase in cash and cash equivalents	5,829,853	1,738,667	4,768,952	798,769	6,509,274
Cash and cash equivalents, beginning of period	679,421	1,476,540	1,740,322	2,416,438	-
Cash and cash equivalents, end of period	$6,509,274	$3,215,207	$6,509,274	$3,215,207	$6,509,274

Non-cash financing and investing activities:
Fair value of agent's share purchase warrants issued	$212,109	$-	$212,109	$-
Fair value of share purchase warrants exercised	-	956,509	-	956,509

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

 (Expressed in Canadian dollars)  (unaudited)

		Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009

Net loss for the period before other comprehensive loss
	Unrealized loss on investment	-	(21,827)	-	690
	Investment write down	-	-	-	(7,770)
	Realized loss on sale of investments	-	3,827	-	(10,920)
Comprehensive loss		$1,811,915	$472,796	$2,204,135	$1,719,957

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

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, December 31, 2005, brought forward	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investment	-	-	-	(120,000)	-	(120,000)
Adjustment of future income tax liability to mineral properties (note 2(p))
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,460,033)	48,303,130
Shares issued:
Private placement	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	(139,705)	-	-	-	(139,705)
Stock based compensation	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	64,821,664	88,181,641	6,170,544	-	(53,625,427)	40,726,758
Shares issued:
Exercise of stock options	33,333	32,815	(11,164)	-	-	21,651
Exercise of share purchase warrants	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock based compensation	-	-	1,152,238	-	-	1,152,238
Unrealized (gain) loss on investment	-	-	-	53,850	-	53,850
Realized gain on sale of investments	-	-	-	(53,850)	-	(53,850)
Net loss	-	-	-	-	(2,642,176)	(2,642,176)
Balance, December 31, 2009	77,354,997	92,670,965	6,355,109	-	(56,267,603)	42,758,471
Shares issued:
Private placements	12,411,999	5,656,568	1,790,631	-	-	7,447,199
Share issue costs	-	(933,684)	212,109	-	-	(721,575)
Stock based compensation	-	-	619,210	-	-	619,210
Net loss	-	-	-	-	(2,204,135)	(2,204,135)
Balance, June 30, 2010	89,766,996	$ 97,393,849	$ 8,977,059	$ -	$ (58,471,738)	$ 47,899,170

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009	Cumulative period from inception (May 14, 1996) to June 30, 2010
Exploration costs incurred are summarized as follows:
Midway project
Assays and analysis	$ -	$ -	$ (12,412)	$ 21,386	$ 303,631
Communication	-	-	-	-	9,513
Drilling	-	2,031	9,800	2,031	2,063,781
Engineering and consulting	912	17,095	42,336	25,153	4,178,870
Environmental	411	1,110	5,563	1,110	237,111
Field office and supplies	3,554	7,122	7,767	14,918	237,129
Legal	1,379	20,903	1,379	27,392	113,068
Property maintenance and taxes	526	1,111	568	8,116	411,101
Reclamation costs	1,465	(4,142)	1,489	(2,451)	28,296
Reproduction and drafting	-	-	-	-	20,803
Salaries and labour	3,085	22,489	31,261	50,486	646,090
Travel, transportation and accommodation	3,366	8,154	9,634	15,134	408,572
	14,698	75,873	97,385	163,275	8,657,965
Spring Valley project
Assays and analysis	-	-	-	-	3,329,900
Communication	-	-	-	-	10,307
Drilling	-	(605)	-	(152)	10,261,359
Engineering and consulting	-	-	1,307	2,396	2,381,279
Environmental	-	-	-	-	300,445
Equipment rental	-	-	-	-	64,651
Field office and supplies	41	(170)	185	1,364	548,535
Legal	1,181	3,710	1,181	39,059	356,974
Operator fee	-	-	-	-	108,339
Property maintenance and taxes	-	-	-	41	477,861
Reclamation costs	135	(47,365)	135	(46,724)	30,746
Reproduction and drafting	-	-	-	-	29,724
Salaries and labour	11,437	43,079	14,620	93,961	1,239,888
Travel, transportation and accommodation	1,811	44	1,811	3,973	849,589
	14,605	(1,307)	19,239	93,918	19,989,597
Pan project
Assays and analysis	(23,791)	-	-	-	598,158
Drilling	35,392	-	35,392	-	1,285,932
Engineering and consulting	151,199	64	160,873	9,786	558,142
Environmental	21,965	-	26,001	-	44,897
Field office and supplies	4,837	7,658	6,500	9,159	90,506
Legal	273	-	273	578	10,216
Property maintenance and taxes	532	4,196	614	4,196	292,541
Reclamation costs	-	-	-	-	67,563
Reproduction and drafting	-	-	-	-	5,738
Salaries and labour	25,050	4,811	31,237	58,000	792,121
Travel, transportation and accommodation	28,915	2,459	31,221	2,459	172,830
	244,372	19,188	292,111	84,178	3,918,644
Sub-total balance carried forward	273,675	93,754	408,735	341,371	32,566,206

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES – CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009	Cumulative period from inception (May 14, 1996) to June 30, 2010

Sub-total balance brought forward	273,675	93,754	408,735	341,371	32,566,206
Burnt Canyon project
Assays and analysis	-	-	-	-	21,921
Engineering and consulting	-	961	-	961	24,736
Environmental	-	-	-	-	462
Field office and supplies	17	1,109	17	1,189	1,675
Legal	-	-	-	614	2,828
Property maintenance and taxes	-	-	-	-	35,781
Reproduction and drafting	-	-	-	-	5,036
Salaries and labour	-	-	-	-	2,923
Travel, transportation and accommodation	-	5,035	-	5,035	4,142
	17	7,105	17	7,799	99,504
Gold Rock project
Assays and analysis	829	-	829	-	26,959
Drilling	-	7,137	-	7,137	106,901
Engineering and consulting	-	687	2,262	687	119,399
Environmental	-	-	359	-	1,252
Field office and supplies	912	5,211	1,359	5,291	23,648
Legal	-	-	-	-	11,745
Property maintenance and taxes	-	2,321	27	2,321	232,696
Reclamation costs	268	-	268	395	1,006
Reproduction and drafting	-	-	-	-	339
Salaries and labour	-	-	199	-	38,518
Travel, transportation and accommodation	4,214	-	4,411	-	24,507
	6,223	15,356	9,714	15,831	586,970
Golden Eagle project
Assays and analysis	-	1,318	-	2,541	21,690
Drilling	-	934	-	934	3,638
Engineering and consulting	-	14,871	7,426	20,617	155,987
Field office and supplies	123	1,007	39	1,278	1,842
Legal	-	8,430	-	9,008	19,569
Property maintenance and taxes	4,414	-	4,414	1,844	6,776
Salaries and labour	-	62	319	62	700
Travel, transportation and accommodation	-	2,781	-	4,759	14,778
	4,537	29,403	12,198	41,043	224,980
Thunder Mountain project
Assays and analysis	-	-	-	-	14,568
Drilling	-	-	-	-	77,956
Engineering and consulting	-	-	-	-	706
Environmental	-	-	-	-	1,717
Field office and supplies	-	1,039	-	1,039	1,041
Property maintenance and taxes	-	1,004	-	1,004	16,248
Reclamation costs	-	-	-	-	(578)
Salaries and labour	-	-	-	-	2,047
Travel, transportation and accommodation	-	-	-	-	55
	-	2,043	-	2,043	113,760
Sub-total balance carried forward	284,452	147,661	430,664	408,087	33,591,420

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009	Cumulative period from inception (May 14, 1996) to June 30, 2010
Sub-total balance brought forward	284,452	147,661	430,664	408,087	33,591,420
Maggie Creek project
Environmental	-	-	-	-	197
Field office and supplies	-	-	-	-	4,630
Legal	-	-	-	-	461
Property maintenance and taxes	-	-	-	-	14,275
	-	-	-	-	19,563
Roberts Creek project
Assays and analysis	-	-	-	-	20,255
Communication	-	-	-	-	10,034
Drilling	-	-	-	-	72,177
Engineering and consulting	-	-	-	-	30,147
Environmental	-	-	-	-	4,665
Field office and supplies	-	1,257	-	1,257	5,169
Legal	-	-	-	4,290	7,641
Property maintenance and taxes	-	-	-	-	71,584
Reclamation costs	-	-	-	539	6,027
Salaries and labour	-	-	-	-	19,203
Travel, transportation and accommodation	-	-	-	-	9,089
	-	1,257	-	6,086	255,991
Pioche/Mineral Mountain project
Acquisition costs and option payments	-	-	-	-	40,340
Assays and analysis	-	-	-	-	13,037
Drilling	-	-	-	-	232,205
Engineering and consulting	-	-	-	-	38,212
Field office and supplies	-	-	-	-	16,236
Property maintenance and taxes	-	-	-	-	49,750
Reclamation costs	-	-	-	-	32,683
Travel, transportation and accommodation	-	-	-	-	21,124
	-	-	-	-	443,587
Black Prince project
Communication	-	-	-	-	938
Drilling	-	-	-	-	77,167
Engineering and consulting	-	-	-	-	78,698
Equipment rental	-	-	-	-	10,800
Field office and supplies	-	-	-	-	3,397
Geological and geophysical	-	-	-	-	63,481
Legal and accounting	-	-	-	-	1,163
Property maintenance and taxes	-	-	-	-	13,249
Reproduction and drafting	-	-	-	-	1,179
Travel, transportation and accommodation	-	-	-	-	7,255
Recoveries	-	-	-	-	(40,000)
	-	-	-	-	217,327
Sub-total balance carried forward	284,452	148,918	430,664	414,173	34,527,888

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009	Cumulative period from inception (May 14, 1996) to June 30, 2010

Sub-total balance brought forward	284,452	148,918	430,664	414,173	34,527,888
Ruby Violet project
Assays and analysis	-	-	-	-	20,499
Communication	-	-	-	-	108,762
Drilling	-	-	-	-	467,372
Engineering and consulting	-	-	-	-	3,120,317
Equipment rental	-	-	-	-	337,577
Field office and supplies	-	-	-	-	277,119
Foreign exchange gain	-	-	-	-	(38,134)
Freight	-	-	-	-	234,956
Interest on convertible loans	-	-	-	-	1,288,897
Legal and accounting	-	-	-	-	453,269
Marketing	-	-	-	-	91,917
Mining costs	-	-	-	-	693,985
Processing and laboratory supplies	-	-	-	-	941,335
Property maintenance and taxes	-	-	-	-	298,752
Security	-	-	-	-	350,584
Travel, transportation and accommodation	-	-	-	-	392,031
Utilities and water	-	-	-	-	59,425
	-	-	-	-	9,098,663
Property investigations
Assays and analysis	446	6,297	2,160	6,342	175,833
Drilling	-	-	-	-	169,129
Engineering and consulting	-	-	-	-	210,183
Environmental	-	-	-	-	22,761
Field office and supplies	28	984	529	984	20,520
Legal	849	-	849	-	11,801
Property maintenance and taxes	-	-	-	-	123,230
Reclamation costs	399	-	399	51	3,212
Reproduction and drafting	-	-	-	-	4,942
Salaries and labour	-	-	-	-	3,674
Travel, transportation and accommodation	-	231	49	809	113,511
	1,722	7,512	3,986	8,186	858,796

	$ 286,174	$ 156,430	$ 434,650	$ 422,359	$ 44,485,347

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

The Company has not generated revenues from operations.  These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.    The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As at June 30, 2010, the Company had an accumulated deficit of $58,471,738 and working capital of $6,345,847 which management believes is sufficient to fund operations through the next twelve months.

The Company expects its current capital resources will be sufficient to carry out its exploration plans and operations through the next twelve months however, should market conditions improve and the opportunity presents itself the Company may attempt to raise additional capital through an equity transaction.

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

In January 2010, FASB issued an accounting standards update for fair value measurements and disclosure. This update requires additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation.  The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3.  The updated guidance became effective for the Company’s fiscal year beginning January 1, 2010 with the exception of the level disaggregation which becomes effective for the Company’s fiscal year beginning January 1, 2011.  The adoption of the updated guidance did not have a material effect on the Company’s financial statements.

In January 2010, FASB issued accounting standards update for the deconsolidation of a subsidiary or derecognition of a group of assets. This update requires additional disclosure related to the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets, the nature of the continuing involvement with the subsidiary or entity acquiring the group of assets and whether the transaction was with a related party or whether the former subsidiary or entity acquiring the group of assets will become a related party.  This amendment clarifies but does not change the scope of current US GAAP. The updated guidance became effective for the Company’s fiscal year beginning January 1, 2010. The adoption of the updated guidance did not have a material effect on the Company’s financial statements.

3.

Investments

The Company has no remaining investments at June 30, 2010.

During the period ended June 30, 2009, the Company realized a loss of $10,920 on the sale of 1,444,500 common shares of Rye Patch Gold Corp. (“Rye Patch”) for proceeds of $191,985.   The Company recognized in other comprehensive income an unrealized gain on the common shares of $18,000 of Rye Patch for the difference in the fair value at June 30, 2009 and March 31, 2009.  The Company recognized in earnings an impairment on the common shares of $7,770 of Rye Patch for the difference in the fair value at March 31, 2009 and December 31, 2008.  The Company considered that the decline in market value of this investment met the characteristics of an “other than temporary impairment” and adjustments to fair value were recorded in earnings as investment write-down and re-classed from accumulated other comprehensive loss. The Company recognized a further unrealized loss on the warrants of $80,000 in the statement of operations for the six months ended June 30, 2009.

4.

Equipment

	June 30, 2010			December 31, 2009
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer equipment	$257,778	$ 233,134	$ 24,644	$ 232,507	$ 201,051	$ 31,456
Office equipment	50,912	28,001	22,911	49,918	22,976	26,942
Field equipment	60,715	38,200	22,515	60,715	32,128	28,587
Trucks	56,158	56,158	-	56,158	56,158	-
	$425,563	$ 355,493	$ 70,070	$ 399,298	$ 312,313	$ 86,985

5.

Mineral properties

Details on the Company’s mineral properties are found in note 6 to the audited consolidated financial statements for the year ended December 31, 2009.

Mineral property	December 31, 2009	Additions	Written off	June 30, 2010
Midway	$ 7,036,314	$ -	$ -	$ 7,036,314
Spring Valley	5,664,517	-	-	5,664,517
Pan	33,632,806	174,702	-	33,807,508
Roberts Gold	119,980	-	(119,980)	-
Gold Rock	422,834	205,490	-	628,324
Burnt Canyon	119,774	18,497	-	138,271
Golden Eagle	2,255,613	-	-	2,255,613
	$ 49,251,838	$ 398,689	$ (119,980)	$ 49,530,547

(a)

Midway property, Nye County, Nevada

On July 1, 2009, and amended on October 14, 2009, the Company agreed with the Town of Tonopah (“Tonopah”) and Lumos & Associates (“Lumos”) to fund a study to identify the best alternatives which maximize the treatment and dewatering at a possible mine at the Midway Project for municipal use and/or re-injection, to minimize the need for redundant facilities and over costs to benefit the Company and Tonopah.  Tonopah contracted with Lumos to prepare a Preliminary Engineering Report to identify the best alternatives to which the Company agreed to fund up to US$105,120 of which the full amount has been paid or accrued by June 30, 2010 (December 31, 2009, US$74,294 ($79,120).

(b)

Spring Valley property, Nevada

At June 30, 2010 the Company had an amounts receivable of $72,077 (US$67,703) (December 31, 2009 $80,078 (US$76,192)) for recoverable salaries and expenses from Barrick Gold Exploration Inc. pursuant to the Spring Valley exploration option and joint venture agreement which was subsequently paid.

(c)

Roberts Gold property, Nevada

On July 14, 2010 the Company terminated the August 27, 2007 mineral lease agreement with WFW Resources, LLC for unpatented lode mining claims in Eureka County, Nevada. The Company wrote-off the $119,980 in acquisition costs in the period ended June 30, 2010.

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

At June 30, 2010 the Company had posted a total of $289,921 (US$272,329) reclamation deposits compared to $279,126 (US$265,581) at December 31, 2009.

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

(xxxii)

During 2009, the Company issued 33,333 common shares pursuant to the exercise of stock options for proceeds of $21,651

(xxxiii)

On April 9, 2010, the Company issued 1,333,000 units at $0.60 per unit for proceeds of $800,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant.  Each warrant entitles the holder to purchase one additional common share until October 9, 2011 at an exercise price as follows: $0.70 if exercised on or before October 9, 2010; $0.80 if exercised after October 9, 2010 but on or before April 9, 2011; and $0.90 if exercised after April 9, 2011 but on or before October 9, 2011.  The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $514,365 to common shares and $285,635 as to warrants.  The Company incurred $95,529 in issue costs for this private placement.

(xxxiv)

On June 16, 2010, the Company issued 11,078,666 units at $0.60 per unit for proceeds of $6,647,199 by way of a brokered offering in Canada and a non-brokered offering in the United States. Each unit consisted of one common share and one-half share purchase warrant.  Each whole warrant entitles the holder to purchase one additional common share until June 16, 2012 at an exercise price of $0.80.  The proceeds of the financing of $6,647,199 were allocated on a relative fair value basis as $5,142,202 to common shares and $1,504,997 as to warrants.   The Company issued 658,840 agent’s warrants which entitle the holder to purchase one common share until June 16, 2010 at an exercise price of $0.80.  These warrants have been recorded at the estimated fair value at the issue date of $212,109.  The fair value of warrants was determined using a risk free interest rate of 1.82%, an expected volatility of 131%, an expected life of 2 years, and zero dividend for a fair value per warrant of $0.32.  In addition, the Company paid finders’ fees in the amount of $395,304 and incurred other cash share issue costs of $230,742.

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

The continuity of stock options is as follows:

Expiry date	Exercise price per share	Balance December 31, 2009	Granted	Forfeited	Expired/Cancelled	Balance June 30, 2010

February 4, 2010	$0.85	80,000	-	-	(80,000)	-
June 24, 2010	$1.30	150,000	-	-	(150,000)	-
March 9, 2011	$2.00	75,000	-	-	-	75,000
May 4, 2011	$2.00	30,000	-	-	-	30,000
June 15, 2011	$2.53	235,000	-	-	-	235,000
August 30, 2011	$2.63	40,000	-	-	-	40,000
November 30, 2011	$2.70	140,000	-	-	-	140,000
January 23, 2012	$3.00	25,000	-	-	-	25,000
March 7, 2012	$2.93	100,000	-	-	-	100,000
July 31, 2012	$2.71	550,000	-	-	-	550,000
October 30, 2012	$3.36	100,000	-	-	-	100,000
December 6, 2012	$3.32	15,000	-	-	-	15,000
April 13, 2014	$2.04	400,000	-	-	-	400,000
May 12, 2013	$2.00	50,000	-	(16,667)	(33,333)	-
July 16, 2013	$2.00	150,000	-	(16,667)	-	133,333
January 7, 2014	$0.56	1,361,667	-	(33,334)	-	1,328,333
September 9, 2014	$0.86	1,000,000	-	-	-	1,000,000
May 17, 2015	$0.71	-	500,000	-	-	500,000
June 16, 2015	$0.58	-	1,705,000	-	-	1,705,000

		4,501,667	2,205,000	(66,668)	(263,333)	6,376,666

Weighted average exercise price		$ 1.474	$ 0.609	$ 1.280	$ 1.201	$ 1.188

At June 30, 2010 all but 918,333of the 6,376,666 stock options outstanding were exercisable. There was no intrinsic value of stock options outstanding at June 30, 2010.  Intrinsic value for vested stock options is calculated on the difference between the exercise prices of the underlying options and the quoted price of $0.49 for our common stock as of June 30, 2010.

The Company recorded stock-based compensation expense, net of forfeitures, of $619,210 in the six months ended June 30, 2010 (June 30, 2009 - $486,005) for options vesting in that period of which $600,218 (June 30, 2009 - $329,700) was included in salaries and benefits in the statement of operations and $18,992(June 30, 2009 - $156,305) was included in salaries and labour in the schedule of mineral exploration expenditures.  There is a balance of $288,174 that will be recognized in fiscal 2010, fiscal 2011 and fiscal 2012 as the options vest.

d)

Share purchase warrants:

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance December 31, 2009	Issued	Exercised	Expired	Balance June 30, 2010

October 9, 2011*	$0.70	-	1,333,333	-	-	1,333,333
June 16, 2012	$0.80	-	6,198,173	-	-	6,198,173
		-	7,531,506	-	-	7,531,506

Weighted average exercise price		$ -	$ 0.78	$ -	$ -	$ 0.78

*

Each warrant entitles the holder to purchase one additional common share until October 9, 2011 at an exercise price as follows: $0.70 if exercised on or before October 9, 2010; $0.80 if exercised after October 9, 2010 but on or before April 9, 2011; and $0.90 if exercised after April 9, 2011 but on or before October 9, 2011.

1.

Related party transactions

(a)

The Company paid consulting fees of $45,000 (2009 - $45,000) to a company controlled by the Chief Financial Officer of the Company for accounting and corporate compliance services.

(b)

Recovery of office costs from Rocky Mountain Resources Corp., a company managed by common directors and officers, of $1,173 (2009 - $nil).

Included in accounts payable and accrued liabilities at June 30, 2010 is $18,293 (December 31, 2009 - $8,819) payable to the companies referred to in this note and other directors and officers.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

9.

Financial instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments.  There were no investments at June 30, 2010.

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

11.

Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development, with all of the Company’s long lived assets being located in the United States at June 30, 2010 and December 31, 2009.

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

Midway’s corporate office is located at 15782 Marine Drive – Unit 1, White Rock, British Columbia, Canada V4B 1E6.

Midway’s principal operations office is being relocated from Helena, Montana to Denver, Colorado.

Midway maintains field offices in Lovelock, Tonopah and Ely Nevada. These offices support the Spring Valley, Midway and Pan Projects in Nevada respectively. These offices also support work on two other exploration projects, located on four of the major Nevada gold trends. Midway currently controls certain mineral rights on the Cortez, Humboldt and Round Mountain Gold Trends.

Business Strategy and Development

We have four advanced exploration projects:  the Spring Valley, the Pan and the Midway projects in Nevada and the Golden Eagle project in Washington and two earlier stage exploration targets in Nevada.  Midway plans to continue to attempt to expand these new gold discoveries through exploration.

The map below shows the location of Midway’s properties located in Nevada, USA.

N E V A D A

Nevada
80
BURNT CANYON
SPRING VALLEY
Elko
Reno
ROBERTS GOLD
Carson City
PAN
GOLD ROCK
MIDWAY
N
100 Miles
15
Las Vegas
Henderson

Highlights for the second quarter 2010 and up to August 9, 2010:

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

•

On May 4, 2010 the Canadian Securities Commissions accepted the Company’s Short Form Prospectus and on May 6, 2010 the Company’s S-3 Shelf Registration Statement under the Securities Act of 1933, as amended (jointly the “Prospectus”) was declared effective by the SEC.  The Company may now offer and sell, from time to time over a twenty-five month period, up to US$25,000,000 of the Company’s common shares, without par value, with or without warrants to purchase common shares, or any combination thereof in one or more transactions under this Prospectus:  provided however, that the Company may not exceed in the aggregate more than 33% of its public float in any 12-month period in any such transactions under the Company’s S-3 Shelf Registration Statement. The Company may also offer under this Prospectus any common shares issuable upon the exercise of warrants.

•

On June 16, 2010 the Company raised aggregate gross proceeds of $6.6 million, through the issue of 9,412,000 units through a brokered offering in Canada and the United Kingdom and the issue of 1,666,666 units in a non-brokered offering in the United States pursuant to final prospectus supplements to the Prospectus.  The units were issued at $0.60 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant.  Each whole warrant will entitle the holder to purchase one common share of Midway at a price of $0.80 per share until June 16, 2012. Haywood Securities Inc. was engaged as the agent for the brokered offering in Canada and the United Kingdom and was paid a cash commission of 7% of the total gross proceeds of the brokered offering and issued agent's warrants exercisable to acquire 658,840 common shares of Midway at an exercise price of $0.80 until June 16, 2012.

•

Beginning in May 2010 the Company began building a management team to transition from an exploration company to a gold production company.  Kenneth Brunk was appointed President and Chief Operating Officer, Richard D. Moritz was appointed to the new position of Vice President of Project Development William S. Neal’s title was changed from Vice President Exploration to Vice President of Geological Services.  The operations office is in the process of being moved from Helena, Montana to Denver, Colorado.

•

On July 20, 2010 the Company announced the results of the preliminary economic assessment (“PEA”) for its 100% owned Pan project located in White Pine County, Nevada.  The PEA, prepared by Gustavson Associates, is based on the July 1, 2009 resource estimate for the Pan project.  This PEA demonstrates the robust economics and technical favorability of the Pan project.  Midway expects that drilling planned in 2010 and 2011 may improve the grade and expand the mineral resource.

Activities on Midway’s properties in the second quarter ended June 30, 2010 and up to August 9, 2010 the date of this Quarterly Report filed on Form 10-Q, are described in further detail below.

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

Under the terms of the agreement, Barrick may earn a 60% interest in the property by spending US$30,000,000 in work expenditures by December 31, 2013. Barrick has informed the Company that it has approved the US$5,000,000 budget required in 2010 to maintain the cumulative venture earn-in schedule of US$9,000,000 by December 31, 2010.

On March 23, 2010 the Company announced that Barrick had commenced its 2010 drilling program at Spring Valley. The focus of the program for 2010 will be continued expansion of the gold resource and will include both reverse circulation and core drilling.  Drilling is expected to last through the summer.

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

Assay results from the 34 holes drilled by Barrick at Spring Valley in 2009 expanded the gold mineralized zone hosted in and adjacent to a porphyry intrusion. In a November 30, 2009 press release,  the Company reported significant intercepts of 339.5 feet of 0.037 ounce per ton (“opt”) gold (including 10 feet of 0.485 opt gold) and 156 feet of 0.028 opt gold in SV09-461C and high grade intercepts include a metallic screen assay of 5 feet of 9.101 opt gold in SV09-451C.

The Spring Valley project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

By June 30, 2010 the Company has incurred $19,989,597 relating to exploration of the Spring Valley project including $14,605 incurred in the second quarter of 2010.  Barrick is now funding the majority of the ongoing costs of this project.

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

Since joining Midway in May 2010, Mr. Brunk has identified the critical path items and timeline to develop the Pan project to production.  Consultants have been engaged and work has been underway since May to complete the environmental baseline studies and the design documents and permit applications.

Mr. Moritz is directing the efforts of the consultants who have been engaged by the Company to advance its Pan project to a production decision:

•

Gustavson Associates, LLC. – preliminary economic assessment (PEA)

•

Cindi Byrns (Mytota, Inc.) – environmental and permitting consulting

•

SRK Consulting Engineers – permitting documents and site engineering

•

JBR Environmental Consultants – baseline environmental studies

•

Golder Associates – geotechnical engineering

Reflecting the Company’s transition to accelerated development of its project pipeline, Mr. Neal, as Vice President of Geological Services, will direct the geological efforts necessary for the advancement of Midway’s projects, as well as leading initiatives to identify and secure new projects for the benefit of Midway.

Mr. Neal will direct the efforts of the drill contractors who will be engaged to conduct the drilling as it relates to the resource exploration and expansion of the Pan gold deposit.

On July 20, 2010 the Company reported the results of the PEA for the Pan project.  The PEA, prepared by Gustavson Associates, is based on the July 1, 2009 resource estimate for the Pan project.  This PEA demonstrates the robust economics and technical favorability of the Pan project.

Total gold produced	327,000 ounces
Average gold grade	0.62 g/t
Average annual gold production	44,000 ounces
Peak annual production	52,000 ounces
Life of mine	7.25 years
IRR (pre-tax)	23%
NPV (pre-tax)	$49 million
Discount rate	5%
Pay-back period	3.25 years
Net cumulative cash flow (pre-tax)	$79 million
Direct cash costs	$453 /oz
Initial capital expenditures including mining pre-strip, equipment, process, infrastructure & buildings, owners and miscellaneous costs	$59 million
Metallurgical recovery rate	72%
Long-term gold price	$950 /oz

Note: This PEA is preliminary in nature as it includes mineral resources and there is no certainty that the preliminary assessment will be realized.  Mineral resources that are not mineral reserves do not have demonstrated economic viability.

The PEA included an independent audit of the Company’s December 1, 2009 mineral resource estimate.    No additional drilling has been completed since the resource estimate was prepared.

Using a 0.004 opt cut-off grade for both categories of resource there are 3,498,080 tons at 0.019 opt containing 65,775 ounces of gold in the Measured Resource category and 39,252,272 tons at 0.016 opt containing 616,473 ounces of gold in the Indicated Resource Category for a total of 42,750,352 tons at 0.016 opt containing 682,248 ounces of gold of Measured plus Indicated Resource.  There is an additional 3,622,368 tons at 0.014 opt containing 50,876 ounces of gold in the Inferred Resources category that were not included in the PEA.

The PEA considers the Pan gold project to be developed as an open pit mine and heap leach operation. Three production scenarios were considered; In-pit Crush and Convey, Truck Haulage, and Contractor Mining.  The In-pit crush and convey option has the highest capital cost, but lowest operating costs, a slightly higher IRR, and is considered the preferred option discussed here. The PEA utilized only Measured and Indicated Resources in the pit design.  The base case utilizes a cutoff grade of 0.14 g/t. The average grade of mined material sent to leach was 0.62 g/t with ultimate recoveries of 70% for North Pan Mineralization, and 75%% for South Pan Mineralization. The forecast mine life was 7.25 years with a total of 327,000 ounces of gold produced. Opportunities appear to exist to refine various aspects of the project and improve economics through cost reduction, optimization and through an increase in the size of the overall resource from the planned 2010/2011 drill programs. Initial project capital costs, as evaluated in the PEA, are estimated at $45 M plus working capital of $5 M and a 20% contingency totaling $ 9 M. Operating costs and sensitivity analysis in US dollars are as follows:

Items	Cost per tonne processed	Cost per ounce
Mining cost	$3.14	$241
Processing and refining cost	$2.96	$227
G&A	$0.41	$32

Gold price	IRR (pre-tax)	NPV (5%, pre-tax)	Pay back
$700	0%	$-11 million	-
$800	10%	$13 million	4.5 years
$900	19%	$37 million	3.5 years
$950 (base case)	23%	$49 million	3.25 years
$1000	27%	$61 million	2.75 years
$1100	34%	$85 million	2.25 years
$1200	41%	$109 million	2.0 years

The Company’s activities planned for the remainder of 2010 and 2011 for the Pan project include:

•

Drill additional core and reverse circulation holes to continue to expand the resource base for the project

•

Continue geotechnical evaluations to provide data needed for pit slope designs

•

Continue metallurgical testing to confirm gold recoveries from the various mineralized zones within the deposit

•

Continue permitting activities required for production in 2013

•

Continue Engineering related activities required to complete the project Feasibility Study in 2011

The PEA was prepared to the standards of National Instrument 43-101 and was filed on SEDAR on July 21, 2010. The PEA was prepared under the supervision of Donald Hulse, Principal Mining Engineer and Terre Lane, Principal Mining Engineer of Gustavson, each of whom are independent of the Company and are “qualified persons”.

By June 30, 2010 the Company had incurred $3,918,644 relating to exploration of the Pan project including $244,372 incurred in the second quarter of 2010.

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

Work at the Midway project in the second quarter 2010 comprised ongoing discussions with the Town of Tonopah (“Tonopah”) to secure water rights for development and preparation work necessary for permit applications.

The underlying property owners have waived the US$300,000 annual property payment that would otherwise have been due in August 2010.

By June 30, 2010 the Company has incurred $8,657,965 relating to exploration of the Midway project including $14,698 incurred in the second quarter of 2010.

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

Efforts in the second quarter 2010 were conducted by Midway staff in compiling data, creating a digital 3-D model of the project to generate exploration targets, and initiating field work to confirm target selections. Additional work was undertaken to give consideration to the possible complementary development of the Gold Rock project with the Pan project.

By June 30, 2010 the Company has incurred $586,970 relating to exploration of the Gold Rock project including $6,223 incurred in the second quarter of 2010.

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

By June 30, 2010 the Company has incurred $224,980 relating to exploration of the Golden Eagle project including $4,537 incurred in the second quarter of 2010.

Results of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

The net loss for the six months ended June 30, 2010 was $2,204,135 (2009 – $1,737,957).

Significant differences between the periods are as follows:

Interest and bank charges totaled $3,101 (2009 - $19,622) a decrease of $16,521 over the comparative period.  The comparative period costs were higher due to interest expense incurred on a promissory note.  The promissory note was settled in full on May 8, 2009.

Investor relations and travel totalled $193,260 (2009 - $119,995) an increase of $73,265 over the comparative period.  Management attended several investor shows and contracted video interviews and paid for research in North America in the six months ended June 30 2010 compared to participating in only one investor show in the comparative period.  Midway has focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and attendance at selected industry investor shows. This category of costs will be expected to increase as Midway retained Windward at the end of April 2010 to assist the Company with public relations and investor relations counselling and efforts at a cost of US$5,000 per month plus approved expenses.

Legal, audit and accounting was $105,550 (2009 - $396,585) a decrease of $291,035 over the comparative period.  The current period included a one-time charge of $27,073 of agent’s legal fees associated with a 2009 private placement that the Company withdrew and did not complete. The comparative period costs were higher due to significant legal and auditing costs as the Company investigated and evaluated business opportunities.

Exploration expenses were $434,650 (2009 – $422,359).  The details of the expenses in each period may be found in the schedule to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $18,992 (2009 - $156,305).  Management fees earned from Barrick for the Spring Valley project were $9,348 (2009 - $16,846).

Mineral property interests written off totaled $119,980 (2009 – nil). The Company terminated the mineral lease agreement on the Roberts Gold property on July 14, 2010 and wrote-off its acquisition costs as of June 30, 2010.

Salaries and benefits were $1,104,989 inclusive of $600,218 of non-cash stock based compensation.  The majority of the stock based compensation was included in the salaries and benefits for the three months ended June 30, 2010.   In the comparative period $701,974 included $329,700 of non-cash stock based compensation.  Beginning in May 2010 the Company began building a management team to transition from an exploration company to a gold production company and as such we anticipate these costs will continue to increase.

The foreign exchange loss in the current period was $96,448 compared to a gain in the comparative period of $261,565 of which $104,610 was unrealized in the current period and $370,092 was unrealized in the comparative period.  The unrealized foreign exchange relates to restatement of the US dollar denominated future income tax liability.

Summary of Quarterly Results (Unaudited)

	June 2010	March 2010	Dec 2009	Sept 2009	June 2009	Mar 2009	Dec 2008	Sept 2008
$(000’s) except per share amounts
Revenue from the sale of minerals	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Net loss	1,812	392	68	836	491	1,247	5,238	3,682
Net loss per share, basic and diluted	0.02	0.01	0.00	0.01	0.01	0.02	0.10	0.07

Notes and Factors Affecting Comparability of Quarters:

(1)

The Company is a mineral exploration company at the development stage and has no operating revenues.   Exploration costs fluctuate between periods depending on results of each successive phase on each project and the Company’s ability to fund exploration and development activities.

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

Financial Condition and Liquidity

The Company began the 2010 year with cash and cash equivalents of $1,740,322.  During the six months ended June 30, 2010, the Company expended $1,520,923 on operations, invested a total of $435,749 in mineral properties and equipment and received $6,725,624 from share subscriptions net of share issue costs to end at June 30, 2010 with cash and cash equivalents of $6,509,274.

The Company has not generated revenues from operations.  These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.    The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As at June 30, 2010, the Company had an accumulated deficit of $58,471,738 and working capital of $6,345,847 which management believes is sufficient to fund operations through the next twelve months.

The Company expects its current capital resources will be sufficient to carry out its exploration plans and operations through the next twelve months however, should market conditions improve and the opportunity presents itself the Company may attempt to raise additional capital through an equity transaction.

There was a severe deterioration in global credit and equity markets in 2007 through 2009.  This resulted in the need for government intervention in major banks, financial institutions and insurers and also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While market conditions have generally improved in the first half of 2010, access to capital and credit remains limited compared to capital markets before the deterioration in 2007.  These continued disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital and financing may not be available on terms acceptable to us or at all.

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

On May 4, 2010 the Canadian Securities Commissions accepted the Company’s Short Form Prospectus and on May 6, 2010 the Company’s S-3 Shelf Registration Statement under the Securities Act of 1933, as amended (jointly the “Prospectus”) was declared effective by the SEC.  The Company may now offer and sell, from time to time over a twenty-five month period, up to US$25,000,000 of the Company’s common shares, without par value, with or without warrants to purchase common shares, or any combination thereof in one or more transactions under this Prospectus:  provided however, that the Company may not exceed in the aggregate more than 33% of its public float in any 12-month period in any such transactions under the Company’s S-3 Shelf Registration Statement. The Company may also offer under this Prospectus any common shares issuable upon the exercise of warrants.

On June 16, 2010 the Company raised aggregate gross proceeds of $6.6 million, through the issue of 9,412,000 units through a brokered offering in Canada and the United Kingdom and the issue of 1,666,666 units in a non-brokered offering in the United States pursuant to final prospectus supplements to the Prospectus.  The units were issued at $0.60 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant.  Each whole warrant will entitle the holder to purchase one common share of Midway at a price of $0.80 per share until June 16, 2012. Haywood Securities Inc. was engaged as the agent for the brokered offering in Canada and the United Kingdom and was paid a cash commission of 7% of the total gross proceeds of the brokered offering and issued agent's warrants exercisable to acquire 658,840 common shares of Midway at an exercise price of $0.80 until June 16, 2012.

As of August 9, 2010, there are 6,426,667 stock options at prices ranging from $0.56 to $3.36 and 7,531,506 share purchase warrants.  While it is probable that some of these options and share purchase warrants will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of June 30, 2010, we have accrued US$59,840 ($63,706 at June 30, 2010 compared to $41,872 at December 31, 2009) related to reclamation and other closure requirements at our properties which is unchanged from the estimate made at from December 31, 2009. These liabilities are covered by a combination of surety bonds and restricted cash totaling $289,921 at June 30, 2010 (December 31, 2009 - $279,126). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of June 30, 2010; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Midway’s recoverability evaluation of its mineral properties and equipment is based on market conditions for minerals, underlying mineral resources associated with the assets and future costs that may be required for ultimate realization through mining operations or by sale. Midway is in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk. Bearing these risks in mind, Midway has assumed recent world commodity prices will be achievable. We have considered the mineral resource reports by independent engineers on the Midway, Spring Valley, Pan and Golden Eagle projects in considering the recoverability of the carrying costs of the mineral properties.  All of these assumptions are potentially subject to change and most are out of our control; however changes to the assumptions are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

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

Related Party Transactions

The Company had the following related party transactions for the six months ended June 30, 2010 and 2009 respectively.

	June 30, 2010		June 30, 2009

Consulting services paid to a company owned by Doris Meyer, an officer of the Company	$45,000		$45,000
Recovery of office costs from Rocky Mountain Minerals, a company managed by Alan Branham and George Hawes, common directors and officers	$1,173	$	Nil

Included in accounts payable and accrued liabilities at June 30, 2010 is $18,293 (December 31, 2009 - $8,819) payable to the companies referred to in this note and other directors and officers.

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.

Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the six months ended June 30, 2010, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

The Company's internal control over financial reporting is determined as ineffective as one material weakness is not remedied. The Company’s accounting personnel have limited expertise in US generally accepted accounting principles relating to in depth analysis and review of complex accounting transactions and implementation of new standards that may be material to the Company’s financial statements. This control deficiency, which is pervasive in impact, did not and has not resulted in a misstatement to the financial statements; however, there is a reasonable possibility that a material misstatement of the interim or annual consolidated financial statements would not have been prevented or detected on a timely basis.

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

MIDWAY GOLD CORP.
August 11, 2010	By: /s/ Daniel Wolfus Daniel Wolfus Chairman, Chief Executive Officer and Director (Principal Executive Officer)
August 11, 2010	By: /s/ Doris A. Meyer Doris Meyer Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

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

August 11, 2010

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

August 11, 2010

/s/ Doris A. Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

            Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2010 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 11, 2010

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2010 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 11, 2010

/s/ Doris Meyer

Doris Meyer

Chief Financial Officer and Corporate Secretary

(Principal Financial and Accounting Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.