Form 10-Q
period 2010-09-30
Midway Gold Corp
filed 2010-11-08
CIK 1319009

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    [Missing Graphic Reference]  Yes  [Missing Graphic Reference]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [Missing Graphic Reference]   Yes  [Missing Graphic Reference]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer   [Missing Graphic Reference]        Accelerated filer    [Missing Graphic Reference] Non-accelerated filer    [Missing Graphic Reference]   Smaller Reporting Company [Missing Graphic Reference]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [Missing Graphic Reference]  Yes  [Missing Graphic Reference]   No

Number of Shares outstanding at November 5, 2010      89,779,496

4813-1873-6898\2

EXPLANATORY NOTE

All references to “$” in this report mean the Canadian dollar.  All references to “US$” refer to the U.S. dollar, and unless otherwise indicated all currency amounts in this report are stated in Canadian dollars.

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED INTERIM BALANCE SHEETS
 (Expressed in Canadian dollars)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,000,729	$1,740,322
Amounts receivable (note 5)	109,932	120,735
Prepaid expenses	165,711	14,088
	4,276,372	1,875,145
Reclamation deposit (note 6)	269,082	279,126
Equipment (note 4)	187,752	86,985
Mineral properties (note 5)	49,530,547	49,251,838
	$54,263,753	$51,493,094

Liabilities and stockholders' equity

Current liabilities
Accounts payable and accrued liabilities	$481,852	$403,018

Future income tax liability	7,416,325	8,331,605

Stockholders' equity (note 7)
Common stock authorized - unlimited, no par value
Issued - 89,779,496 (2009 - 77,321,664)	97,331,062	92,670,965
Additional paid in capital	9,033,363	6,355,109
Deficit accumulated during the exploration stage	(59,998,849)	(56,267,603)
	46,365,576	42,758,471
	$54,263,753	$51,493,094

Nature of operations and going concern (note 1)
Subsequent event (note 12)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Cumulative period from inception (May 14, 1996) to September 30, 2010

Expenses
Consulting (note 8)	$26,277	$31,034	$71,277	$77,936	$695,466
Depreciation	16,526	28,669	59,706	92,756	668,990
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Interest and bank charges	1,425	7,568	4,526	27,190	890,609
Investor relations	13,363	16,027	107,331	59,716	1,205,081
Legal, audit and accounting	50,032	72,105	155,582	468,690	2,499,937
Management fees	-	-	-	-	265,000
Management fees earned	(5,204)	(6,778)	(14,552)	(23,624)	(43,823)
Mineral exploration expenditures (Schedule)	1,981,694	483,644	2,416,344	906,003	46,318,565
Mineral property interests written off (note 5)	-	-	119,980	-	4,391,734
Office and administration (note 8)	59,835	46,159	152,501	158,407	1,455,241
Salaries and benefits	257,980	820,336	1,362,969	1,522,310	9,008,939
Transfer agent and filing fees	21,017	19,809	97,056	75,000	581,832
Travel	33,715	(49)	133,007	76,257	911,653
Operating loss	2,456,660	1,518,524	4,665,727	3,440,641	66,042,912

Other income (expenses):
Foreign exchange gain	275,928	581,146	179,480	842,711	844,850
Interest income	5,562	2,060	7,882	7,167	850,754
Gain (loss) on sale of equipment	59	(1,127)	59	(3,921)	(5,882)
Gain on sale of investments (note 3)	-	72,540	-	61,620	44,077
Investment write down (note 3)	-	(20,000)	-	(107,770)	(722,225)
Other income	-	-	60	7,072	87,281
	281,549	634,619	187,481	806,879	1,098,855
Net loss before income tax	2,175,111	883,905	4,478,246	2,633,762	64,944,057
Income tax recovery	648,000	48,000	747,000	59,900	4,945,208
Net loss	$1,527,111	$835,905	$3,731,246	$2,573,862	$59,998,849
Basic and diluted loss per share	$0.02	$0.01	$0.05	$0.04
Weighted average number of shares outstanding	89,769,442	77,321,664	82,591,782	71,607,378

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Cumulative period from inception (May 14, 1996) to September 30, 2010
Cash provided by (used in):
Operating activities:
Net loss	$(1,527,111)	$(835,905)	$(3,731,246)	$(2,573,862)	$(59,998,849)
Items not involving cash:
Depreciation	16,526	28,669	59,706	92,756	668,990
Stock-based compensation	60,328	626,817	679,538	1,112,822	6,815,669
Unrealized foreign exchange (gain)	(272,890)	(620,774)	(168,280)	(990,866)	(1,028,255)
Unrealized loss on investment	-	20,000	-	107,770	722,225
Non-cash interest expense	-	-		-	234,765
Income tax recovery	(648,000)	(48,000)	(747,000)	(59,900)	(4,945,208)
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Loss (gain) on sale of equipment	(59)	1,127	(59)	3,921	5,882
Loss on sale of investments	-	(72,540)	-	(61,620)	(44,077)
Write off of mineral property interests	-	-	119,980	-	4,391,734
Change in non-cash working capital items:					-
Amounts receivable	(6,980)	(724,272)	10,803	(809,091)	(91,645)
Prepaid expenses	(21,346)	30,419	(151,623)	(11,358)	(185,753)
Accounts payable and accrued liabilities	71,108	171,052	78,834	229,627	576,857
Accrued interest payable	-	-	-	(7,918)	-
	(2,328,424)	(1,423,407)	(3,849,347)	(2,967,719)	(55,683,977)

Investments activities:
Proceeds on sale of subsidiary	-	-	-	-	254,366
Proceeds on sale of equipment	3,321	3,239	3,321	16,379	22,820
Proceeds on sale of mineral property	-	-	-	-	233,459
Proceeds on sale of investments	-	108,540	-	300,525	321,852
Mineral property acquisitions	-	(356,720)	(398,689)	(897,476)	(21,235,710)
Deferred acquisition costs	-	-	-	-	(23,316)
Purchase of equipment	(137,470)	(7,540)	(163,735)	(7,540)	(1,870,730)
Reclamation deposit	20,839	26,905	10,044	205,617	(684,465)
	(113,310)	(225,576)	(549,059)	(382,495)	(22,981,724)

Financing activities:
Advance from Red Emerald Ltd.	-	-	-	-	12,010,075
Common stock issued, net of issue costs	(66,811)	-	6,658,813	3,500,000	64,331,750
Promissory note	-	-	-	-	2,000,000
Repayment of promissory note	-	-	-	(1,000,000)	(2,000,000)
Convertible debenture	-	-	-	-	6,324,605
	(66,811)	-	6,658,813	2,500,000	82,666,430
Increase in cash and cash equivalents	(2,508,545)	(1,648,983)	2,260,407	(850,214)	4,000,729
Cash and cash equivalents, beginning of period	6,509,274	3,215,207	1,740,322	2,416,438	-
Cash and cash equivalents, end of period	$4,000,729	$1,566,224	$4,000,729	$1,566,224	$4,000,729

Non-cash financing and investing activities:
Fair value of agent's share purchase warrants issued	$-	$-	$212,109	$-
Fair value of share purchase warrants exercised	4,024	-	4,024	956,509

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Net loss for the period before other comprehensive loss	$1,527,111	$835,905	$3,731,246	$2,573,862
Unrealized gain on investment	-	(54,540)	-	(53,850)
Investment write down	-	-	-	(7,770)
Realized gain on sale of investments	-	72,540	-	61,620
Comprehensive loss	$1,527,111	$853,905	$3,731,246	$2,573,862

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

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, December 31, 2005, brought forward	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investment	-	-	-	(120,000)	-	(120,000)
Adjustment of future income tax liability to mineral properties (note 2(p))	-	-	-	-	(389,955)	(389,955)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,460,033)	48,303,130
Shares issued:
Private placement	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	(139,705)	-	-	-	(139,705)
Stock based compensation	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	64,821,664	88,181,641	6,170,544	-	(53,625,427)	40,726,758
Shares issued:
Exercise of stock options	33,333	32,815	(11,164)	-	-	21,651
Exercise of share purchase warrants	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock based compensation	-	-	1,152,238	-	-	1,152,238
Unrealized (gain) loss on investment	-	-	-	53,850	-	53,850
Realized gain on sale of investments	-	-	-	(53,850)	-	(53,850)
Net loss	-	-	-	-	(2,642,176)	(2,642,176)
Balance, December 31, 2009	77,354,997	92,670,965	6,355,109	-	(56,267,603)	42,758,471
Shares issued:
Private placements	12,411,999	5,656,568	1,790,631	-	-	7,447,199
Share issue costs	-	(1,010,495)	212,109	-	-	(798,386)
Exercise of share purchase warrants	12,500	14,024	(4,024)	-	-	10,000
Stock based compensation	-	-	679,538	-	-	679,538
Net loss	-	-	-	-	(3,731,246)	(3,731,246)
Balance, September 30, 2010	89,779,496	$ 97,331,062	$ 9,033,363	$ -	$ (59,998,849)	$ 46,365,576

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
SCHEDULE OF MINERAL EXPLORATION EXPENDITURES
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Cumulative period from inception (May 14, 1996) to September 30, 2010
Exploration costs incurred are summarized as follows:
Midway project
Assays and analysis	$ -	$ -	$ (12,412)	$ 21,386	$ 316,043
Communication	-	-	-	-	9,513
Drilling	-	-	9,800	2,031	2,053,981
Engineering and consulting	3,346	51,018	45,682	76,171	4,140,792
Environmental	1,663	25	7,226	1,135	233,622
Field office and supplies	1,335	5,294	9,102	20,212	234,251
Legal	15,465	7,244	16,844	34,636	128,533
Property maintenance and taxes	30,694	35,126	31,262	43,242	441,753
Reclamation costs	(252)	1,490	1,237	(961)	28,020
Reproduction and drafting	-	-	-	-	20,803
Salaries and labour	367	17,759	31,628	68,245	618,281
Travel, transportation and accommodation	1,637	442	11,271	15,576	403,941
	54,255	118,398	151,640	281,673	8,629,533
Spring Valley project
Assays and analysis	-	-	-	-	3,329,900
Communication	-	-	-	-	10,307
Drilling	-	-	-	(152)	10,261,359
Engineering and consulting	-	-	1,307	2,396	2,379,972
Environmental	-	-	-	-	300,445
Equipment rental	-	-	-	-	64,651
Field office and supplies	257	135	442	1,499	548,648
Legal	-	2,347	1,181	41,406	356,974
Operator fee	-	-	-	-	108,339
Property maintenance and taxes	10,204	27,107	10,204	27,148	488,065
Reclamation costs	-	-	135	(46,724)	30,746
Reproduction and drafting	-	-	-	-	29,724
Salaries and labour	4	(8,438)	14,624	85,523	1,236,709
Travel, transportation and accommodation	474	-	2,285	3,973	850,063
	10,939	21,151	30,178	115,069	19,995,902
Pan project
Assays and analysis	37,402	-	37,402	-	611,769
Drilling	1,108,160	-	1,143,552	-	2,394,092
Engineering and consulting	228,020	57	388,893	9,843	776,488
Environmental	41,248	-	67,249	-	82,109
Field office and supplies	33,477	1,557	39,977	10,716	122,320
Legal	21,676	-	21,949	578	31,892
Property maintenance and taxes	95,619	85,568	96,233	89,764	388,078
Reclamation costs	-	-	-	-	67,563
Reproduction and drafting	-	-	-	-	5,738
Salaries and labour	153,165	14,385	184,402	72,385	939,099
Travel, transportation and accommodation	56,337	386	87,558	2,845	226,861
	1,775,104	101,953	2,067,215	186,131	5,646,009
Sub-total balance carried forward	1,840,298	241,502	2,249,033	582,873	34,271,444

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
SCHEDULE OF MINERAL EXPLORATION EXPENDITURES – CONTINUED
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Cumulative period from inception (May 14, 1996) to September 30, 2010

Sub-total balance brought forward	1,840,298	241,502	2,249,033	582,873	34,271,444
Burnt Canyon project
Assays and analysis	-	-	-	-	21,921
Engineering and consulting	-	11	-	972	24,736
Environmental	-	-	-	-	462
Field office and supplies	-	-	17	1,189	1,675
Legal	-	-	-	614	2,828
Property maintenance and taxes	13,383	15,212	13,383	15,212	49,164
Reproduction and drafting	-	-	-	-	5,036
Salaries and labour	-	-	-	-	2,923
Travel, transportation and accommodation	-	-	-	5,035	4,142
	13,383	15,223	13,400	23,022	112,887
Gold Rock project
Assays and analysis	25,648	-	26,477	-	52,607
Drilling	-	-	-	7,137	106,901
Engineering and consulting	20,377	4,654	22,639	5,341	137,514
Environmental	-	-	359	-	893
Field office and supplies	1,527	92	2,886	5,383	24,728
Legal	-	-	-	-	11,745
Property maintenance and taxes	68,224	77,485	68,251	79,806	300,893
Reclamation costs	598	348	866	743	1,604
Reproduction and drafting	-	-	-	-	339
Salaries and labour	-	-	199	-	38,319
Travel, transportation and accommodation	6,658	-	11,069	-	30,968
	123,032	82,579	132,746	98,410	706,511
Golden Eagle project
Assays and analysis	-	19,425	-	21,966	21,690
Drilling	-	2,743	-	3,677	3,638
Engineering and consulting	-	90,079	7,426	110,696	148,561
Field office and supplies	20	1,104	59	2,382	1,946
Legal	-	319	-	9,327	19,569
Property maintenance and taxes	436	526	4,850	2,370	7,212
Salaries and labour	-	-	319	62	381
Travel, transportation and accommodation	-	3,951	-	8,710	14,778
	456	118,147	12,654	159,190	217,775
Thunder Mountain project
Assays and analysis	-	-	-	-	14,568
Drilling	-	-	-	-	77,956
Engineering and consulting	-	-	-	-	706
Environmental	-	-	-	-	1,717
Field office and supplies	-	-	-	1,039	1,041
Property maintenance and taxes	2,473	2,815	2,473	3,819	18,721
Reclamation costs	-	-	-	-	(578)
Salaries and labour	-	-	-	-	2,047
Travel, transportation and accommodation	-	-	-	-	55
	2,473	2,815	2,473	4,858	116,233
Sub-total balance carried forward	1,979,642	460,266	2,410,306	868,353	35,424,850

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Cumulative period from inception (May 14, 1996) to September 30, 2010
Sub-total balance brought forward	1,979,642	460,266	2,410,306	868,353	35,424,850
Maggie Creek project
Environmental	-	-	-	-	197
Field office and supplies	-	-	-	-	4,630
Legal	-	-	-	-	461
Property maintenance and taxes	-	-	-	-	14,275
	-	-	-	-	19,563
Roberts Gold project
Assays and analysis	-	-	-	-	20,255
Communication	-	-	-	-	10,034
Drilling	-	-	-	-	72,177
Engineering and consulting	-	31	-	31	30,147
Environmental	-	-	-	-	4,665
Field office and supplies	-	-	-	1,257	5,169
Legal	-	-	-	4,290	7,641
Property maintenance and taxes	-	17,181	-	17,181	71,584
Reclamation costs	-	475	-	1,014	6,027
Salaries and labour	-	-	-	-	19,203
Travel, transportation and accommodation	-	194	-	194	9,089
	-	17,881	-	23,967	255,991
Pioche/Mineral Mountain project
Acquisition costs and option payments	-	-	-	-	40,340
Assays and analysis	-	-	-	-	13,037
Drilling	-	-	-	-	232,205
Engineering and consulting	-	-	-	-	38,212
Field office and supplies	-	-	-	-	16,236
Property maintenance and taxes	-	-	-	-	49,750
Reclamation costs	-	-	-	-	32,683
Travel, transportation and accommodation	-	-	-	-	21,124
	-	-	-	-	443,587
Black Prince project
Communication	-	-	-	-	938
Drilling	-	-	-	-	77,167
Engineering and consulting	-	-	-	-	78,698
Equipment rental	-	-	-	-	10,800
Field office and supplies	-	-	-	-	3,397
Geological and geophysical	-	-	-	-	63,481
Legal and accounting	-	-	-	-	1,163
Property maintenance and taxes	-	-	-	-	13,249
Reproduction and drafting	-	-	-	-	1,179
Travel, transportation and accommodation	-	-	-	-	7,255
Recoveries	-	-	-	-	(40,000)
	-	-	-	-	217,327
Sub-total balance carried forward	1,979,642	478,147	2,410,306	892,320	36,361,318

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Cumulative period from inception (May 14, 1996) to September 30, 2010

Sub-total balance brought forward	1,979,642	478,147	2,410,306	892,320	36,361,318
Ruby Violet project
Assays and analysis	-	-	-	-	20,499
Communication	-	-	-	-	108,762
Drilling	-	-	-	-	467,372
Engineering and consulting	-	-	-	-	3,120,317
Equipment rental	-	-	-	-	337,577
Field office and supplies	-	-	-	-	277,119
Foreign exchange gain	-	-	-	-	(38,134)
Freight	-	-	-	-	234,956
Interest on convertible loans	-	-	-	-	1,288,897
Legal and accounting	-	-	-	-	453,269
Marketing	-	-	-	-	91,917
Mining costs	-	-	-	-	693,985
Processing and laboratory supplies	-	-	-	-	941,335
Property maintenance and taxes	-	-	-	-	298,752
Security	-	-	-	-	350,584
Travel, transportation and accommodation	-	-	-	-	392,031
Utilities and water	-	-	-	-	59,425
	-	-	-	-	9,098,663
Property investigations
Assays and analysis	-	2,040	2,160	8,382	174,119
Drilling	-	-	-	-	169,129
Engineering and consulting	208	-	208	-	210,391
Environmental	-	-	-	-	22,761
Field office and supplies	73	53	602	1,037	20,092
Legal	1,866	-	2,715	-	13,667
Property maintenance and taxes	-	-	-	-	123,230
Reclamation costs	(95)	-	304	51	3,117
Reproduction and drafting	-	-	-	-	4,942
Salaries and labour	-	-	-	-	3,674
Travel, transportation and accommodation	-	3,404	49	4,213	113,462
	2,052	5,497	6,038	13,683	858,584

	$ 1,981,694	$ 483,644	$ 2,416,344	$ 906,003	$ 46,318,565

The accompanying notes are an integral part of these consolidated interim financial statements.

1.	Nature of operations and going concern

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

The Company has not generated revenues from operations.  These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.    The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As at September 30, 2010, the Company had an accumulated deficit of $59,998,849 and working capital of $3,794,520 which management believes is sufficient to fund ordinary operations through the next twelve months however the Company intends to raise additional equity funds as the opportunity presents itself.

As discussed in subsequent event note 12 the Company subsequently filed a preliminary prospectus supplement to its short form base shelf prospectus filed with the securities commissions in each of the provinces of British Columbia, Alberta and Ontario, and a corresponding shelf prospectus as part of an effective registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission, pursuant to which it intends to offer up to 6,660,000 units at US$0.60 per unit for gross proceeds of US$3,996,000.  The offering is subject to regulatory approvals.

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

The Company has no remaining investments at September 30, 2010.

During the nine month period ended September 30, 2009, the Company realized a loss of $61,620 on the sale of 1,844,500 common shares of Rye Patch Gold Corp. (“Rye Patch”) for proceeds of $300,525.   The Company recognized in other comprehensive income an unrealized gain of $18,000 on the common shares of Rye Patch for the difference in the fair value at September 30, 2009 and March 31, 2009.  The Company recognized in earnings an impairment on the common shares of $7,770 of Rye Patch for the difference in the fair value at March 31, 2009 and December 31, 2008.  The Company considered that the decline in market value of this investment met the characteristics of an “other than temporary impairment” and adjustments to fair value were recorded in earnings as investment write-down and reclassified from accumulated other comprehensive loss. The Company recognized a further unrealized loss on the warrants of $100,000 in the statement of operations for the nine months ended September 30, 2009.

4.	Equipment

	September 30, 2010			December 31, 2009
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer equipment	$272,001	$ 238,483	$ 33,518	$ 232,507	$ 201,051	$ 31,456
Office equipment	72,200	26,554	45,646	49,918	22,976	26,942
Field equipment	63,133	41,276	21,857	60,715	32,128	28,587
Trucks	138,854	52,123	86,731	56,158	56,158	-
	$546,188	$ 358,436	$ 187,752	$ 399,298	$ 312,313	$ 86,985

5.	Mineral properties

Details on the Company’s mineral properties are found in note 6 to the audited consolidated financial statements for the year ended December 31, 2009.

Mineral property	December 31, 2009	Additions	Written off	September 30, 2010
Midway	$ 7,036,314	$ -	$ -	$ 7,036,314
Spring Valley	5,664,517	-	-	5,664,517
Pan	33,632,806	174,702	-	33,807,508
Roberts Gold	119,980	-	(119,980)	-
Gold Rock	422,834	205,490	-	628,324
Burnt Canyon	119,774	18,497	-	138,271
Golden Eagle	2,255,613	-	-	2,255,613
	$ 49,251,838	$ 398,689	$ (119,980)	$ 49,530,547
(a)	Midway property, Nye County, Nevada

On July 1, 2009, and amended on October 14, 2009, the Company agreed with the Town of Tonopah (“Tonopah”) and Lumos & Associates (“Lumos”) to fund a study to identify the best alternatives which maximize the treatment and dewatering at a possible mine at the Midway Project for municipal use and/or re-injection, to minimize the need for redundant facilities and over costs to benefit the Company and Tonopah.  Tonopah contracted with Lumos to prepare a Preliminary Engineering Report to identify the best alternatives to which the Company agreed to fund up to US$105,120 of which the full amount has been paid or accrued by September 30, 2010 (December 31, 2009, US$74,294 ($79,120)).

(b)	Spring Valley property, Nevada

At September 30, 2010 the Company had an amounts receivable of $71,973 (US$69,945) (December 31, 2009 $80,078 (US$76,192)) for recoverable salaries and expenses, from Barrick Gold Exploration Inc. pursuant to the Spring Valley exploration option and joint venture agreement, which was subsequently paid.

(c)	Roberts Gold property, Nevada

On July 14, 2010 the Company terminated the August 27, 2007 mineral lease agreement with WFW Resources, LLC for unpatented lode mining claims in Eureka County, Nevada. The Company wrote-off the $119,980 in acquisition costs in the nine month period ended September 30, 2010.

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

At September 30, 2010 the Company had posted a total of $269,082 (US$261,499) reclamation deposits compared to $279,126 (US$265,581) at December 31, 2009.

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

(xxxiv)
On June 16, 2010, the Company issued 11,078,666 units at $0.60 per unit for proceeds of $6,647,199 by way of a brokered offering in Canada and a non-brokered offering in the United States. Each unit consisted of one common share and one-half share purchase warrant.  Each whole warrant entitles the holder to purchase one additional common share until June 16, 2012 at an exercise price of $0.80.  The proceeds of the financing of $6,647,199 were allocated on a relative fair value basis as $5,142,202 to common shares and $1,504,997 as to warrants.   The Company issued 658,840 agent’s warrants which entitle the holder to purchase one common share until June 16, 2010 at an exercise price of $0.80.  These warrants have been recorded at the estimated fair value at the issue date of $212,109.  The fair value of warrants was determined using a risk free interest rate of 1.82%, an expected volatility of 131%, an expected life of 2 years, and zero dividend for a fair value per warrant of $0.32.  In addition, the Company paid finders’ fees in the amount of $395,304 and incurred other cash share issue costs of $307,553.

(xxxv)	On September 12, 2010, the Company issued 12,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $10,000.

(c)	Stock options

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

The continuity of stock options is as follows:

Expiry date	Exercise price per share	Balance December 31, 2009	Granted	Forfeited	Expired/ Cancelled	Balance September 30, 2010

February 4, 2010	$0.85	80,000	-	-	(80,000)	-
June 24, 2010	$1.30	150,000	-	-	(150,000)	-
March 9, 2011	$2.00	75,000	-	-	-	75,000
May 4, 2011	$2.00	30,000	-	-	-	30,000
June 15, 2011	$2.53	235,000	-	-	-	235,000
August 30, 2011	$2.63	40,000	-	-	-	40,000
November 30, 2011	$2.70	140,000	-	-	-	140,000
January 23, 2012	$3.00	25,000	-	-	-	25,000
March 7, 2012	$2.93	100,000	-	-	(100,000)	-
July 31, 2012	$2.71	550,000	-	-	(50,000)	500,000
October 30, 2012	$3.36	100,000	-	-	(50,000)	50,000
December 6, 2012	$3.32	15,000	-	-	-	15,000
April 13, 2014	$2.04	400,000	-	-	-	400,000
May 12, 2013	$2.00	50,000	-	(16,667)	(33,333)	-
July 16, 2013	$2.00	150,000	-	(16,667)	(33,333)	100,000
January 7, 2014	$0.56	1,361,667	-	(33,334)	(33,333)	1,295,000
September 9, 2014	$0.86	1,000,000	-	-	-	1,000,000
May 17, 2015	$0.71	-	500,000	-	-	500,000
June 16, 2015	$0.58	-	1,705,000	-	-	1,705,000

		4,501,667	2,205,000	(66,668)	(529,999)	6,110,000

Weighted average exercise price		$ 1.47	$ 0.61	$ 1.28	$ 1.91	$ 1.13

At September 30, 2010 all but 885,000 of the 6,110,000 stock options outstanding were exercisable. The intrinsic value of vested stock options outstanding at September 30, 2010 was $43,867.  Intrinsic value for vested stock options is calculated on the difference between the exercise prices of the underlying options and the quoted price of $0.60 for our common stock as of September 30, 2010.

The Company recorded stock-based compensation expense, net of forfeitures, of $679,538 in the nine months ended September 30, 2010 (September 30, 2009 - $1,112,822) for options vesting in that period of which $651,923 (September 30, 2009 - $939,450) was included in salaries and benefits in the statement of operations and $27,615 (September 30, 2009 - $173,372) was included in salaries and labour in the schedule of mineral exploration expenditures.  There is a balance of $227,845 that will be recognized in fiscal 2010, fiscal 2011 and fiscal 2012 as the options vest.

d)           Share purchase warrants:

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance December 31, 2009	Issued	Exercised	Expired	Balance September 30, 2010

October 9, 2011*	$ 0.70	-	1,333,333	-	-	1,333,333
June 16, 2012	$ 0.80	-	6,198,173	(12,500)	-	6,185,673
		-	7,531,506	(12,500)	-	7,519,006

Weighted average exercise price		$ -	$ 0.78	$ 0.80	$ -	$ 0.78

*
Each warrant entitles the holder to purchase one additional common share until October 9, 2011 at an exercise price as follows: $0.70 if exercised on or before October 9, 2010; $0.80 if exercised after October 9, 2010 but on or before April 9, 2011; and $0.90 if exercised after April 9, 2011 but on or before October 9, 2011.

8.	Related party transactions

(a)	The Company paid consulting fees of $67,500 (2009 - $76,207) to a company controlled by the Chief Financial Officer of the Company for accounting and corporate compliance services.

(b)	Recovery of office costs from Rocky Mountain Resources Corp., a company managed by common directors and officers, of $3,727 (2009 - $nil).

Included in accounts payable and accrued liabilities at September 30, 2010 is $6,267 (December 31, 2009 - $8,819) payable to the companies referred to in this note and other directors and officers.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

9.	Financial instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments.  There were no investments at September 30, 2010.

10.	Contingency

A civil complaint was filed in federal court in Nevada against the Company on May 9, 2009.  On December 29, 2009 the federal court issued an order dismissing the negligence and unjust enrichment claims against the Company with prejudice and the wrongful attachment claim was dismissed without prejudice.  ING Novex Insurance Company of Canada did not amend its claim against the Company and the statute of limitations has expired.

11.	Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development, with all of the Company’s long lived assets being located in the United States at September 30, 2010 and December 31, 2009.

12.	Subsequent events

Subsequent to September 30, 2010 the Company:

a)	granted 350,000 incentive stock options to employees at an exercise price of $0.61 for a term of five years on normal vesting terms;

b)
received 250,000 units of NV Gold Corporation (NVX:TSX.V) in consideration of certain area of interest obligations of NVX that apply to the Roberts Gold Property.  Each unit is comprised of one share and one warrant exercisable at $0.40 per share for a period of two years.  If the volume weighted average price of the common shares of NVX exceed C$0.60 for twenty consecutive trading days, NVX may notify the Company in writing that the warrants will expire 15 trading days from receipt of such notice unless exercised by the Company before such date.

c)
filed a preliminary prospectus supplement to its short form base shelf prospectus filed with the securities commissions in each of the provinces of British Columbia, Alberta and Ontario, and a corresponding shelf prospectus as part of an effective registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission, pursuant to which it intends to offer up to 6,660,000 units at US$0.60 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant.  Each whole warrant will entitle the holder to purchase one common share of the Company at a price of US$0.90 per share for a period of 24 months from the closing date.  The Company can accelerate the expiry of the warrants to a date 30 days after giving notice to the Warrantholders if the common shares of the Company trade at a volume weighted average price of greater than $1.15 per share for a period of 20 consecutive trading days on the NYSE-Amex.  The offering is subject to regulatory approvals.

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

Midway’s corporate office is located at 15782 Marine Drive – Unit 1, White Rock, British Columbia, Canada V4B 1E6.

In the third quarter of 2010, Midway’s principal operations office was relocated from Helena, Montana to Denver, Colorado.

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

Nevada
Project Locations
Burnt Canyon
Spring Valley
Lovelock Office
PERSHING
Pan
Gold Rock
Ely Office
WHITE PINE
Midway
Tonopah Office
NYE
Reno
Fernley
Fallon
Carson City
Yerington
Hawthorne
Gabbs
Winnemucca
Battle Mountain
Carlin
Elko
Spring Creek
Wells
Wendover
Eureka
Caliente
Mesquite
Beatty
Pahrump
Las Vegas
Boulder City
80
15
CALIFORNIA
UTAH
ARIZONA
100KM
100Miles
0
N

Highlights for the third quarter 2010 and up to November 5, 2010:

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

•	Barrick drilling at Spring Valley focused on continued expansion of the resource.
•	Spring Valley
•	Update per new press releases

Activities on Midway’s properties in the third quarter ended September 30, 2010 and up to November 5, 2010 the date of this Quarterly Report filed on Form 10-Q, are described in further detail below.

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

Under the terms of the agreement, Barrick may earn a 60% interest in the property by spending US$30,000,000 in work expenditures by December 31, 2013. Barrick has informed the Company that they expect to have completed the US$5,000,000 expenditure required in 2010 to maintain the cumulative venture earn-in schedule of US$9,000,000 by the end of October 2010 or shortly thereafter.

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

On March 23, 2010 the Company announced that Barrick had commenced its 2010 drilling program at Spring Valley, with a focus on continued expansion of the gold resource including both reverse circulation and core drilling.  Drilling is expected to be completed by fall for this calendar year.  In an August 26, 2010 press release, the Company announced significant intercepts from second quarter drilling of 103 feet of 0.097 opt gold (including 3.1 feet of 0.521 opt gold and 5.2 feet of 0.732 opt gold), 42.7 feet of 0.117 opt gold (including 5 feet of 0.653 opt gold), and 47.1 feet of 0.026 opt gold in drill hole SV10-478C.  Drill hole SV10-478C was part of a fence of holes that tested extensions of mineralization perpendicular to the Basin Cross fault gold trend.

On October 6, 2010 the Company reported that test results report gold recoveries up to 98% with conventional oxide ore leaching treatment, and showed high gold recoveries across all the grade ranges tested.  These tests were conducted at McClelland Laboratories Inc., Reno, Nevada, and were overseen by Barrick. The results show that several commonly used production options exist for processing and recovering the gold from Spring Valley and these include heap leaching, typical oxide leaching and recovery by gravity methods.

The Spring Valley project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Barrick is now funding the majority of the ongoing costs of this project. In the three months ended September 30, 2010, the Company incurred $10,939 primarily to fund property maintenance and taxes for the portion of the Seymork land that falls outside of the Barrick agreement area of interest.

Data reported to Midway by Barrick and disclosed in this Form 10-Q has been reviewed for Midway by Eric LeLacheur, (M.Sc., CPG), a “qualified person” as that term is defined in National Instrument 43-101.

Pan Project, White Pine County, Nevada

The Pan property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.  The Pan deposit is a Carlin-style, disseminated gold deposit, hosted along the Battle Mountain-Eureka Trend.

Key operations personnel now include Ken Brunk, President and Chief Operating Officer, Richard Moritz, Vice President of Project Development, William Neal, Vice President of Geological Services and the most recent appointment of H. Thomas Williams as Director of Environmental Affairs.

Since joining Midway in May 2010, Mr. Brunk has identified the critical path items and timeline to develop the Pan project to production.  Key management personnel and consultants have been engaged and work has been underway since May to complete the environmental baseline studies and the design documents and permit applications.

On July 20, 2010 the Company reported the results of the PEA for the Pan project.  The PEA, prepared by Gustavson Associates, is based on the July 1, 2009 resource estimate for the Pan project.  This PEA demonstrates the robust economics and technical favorability of the Pan project.

Total gold produced for sale	327,000 ounces
Average gold grade	0.018 opt
Average annual gold production	44,000 ounces
Peak annual production	57,000 ounces
Mine life	7.5 years
IRR (pre-tax)	23%
NPV (pre-tax)	$49 million
Discount rate	5%
Pay-back period	3 years
Net cumulative cash flow (pre-tax)	$79 million
Direct cash costs	$453 /oz
Initial capital expenditures including mining pre-strip, equipment, process, infrastructure & buildings, owners and miscellaneous costs	$59 million
Metallurgical recovery rate	72%
Long-term gold price	$950 /oz
Note: This PEA is preliminary in nature as it includes mineral resources and there is no certainty that the preliminary assessment will be realized.  Mineral resources that are not mineral reserves do not have demonstrated economic viability.

The PEA included an independent audit of the Company’s December 1, 2009 mineral resource estimate.

Using a 0.004 opt cut-off grade for both categories of resource there are 3,498,080 short tons at 0.019 opt containing 65,775 ounces of gold in the Measured Resource category and 39,252,272 short tons at 0.016 opt containing 616,473 ounces of gold in the Indicated Resource Category for a total of 42,750,352 short tons at 0.016 opt containing 682,248 ounces of gold of Measured plus Indicated Resource.  There is an additional 3,622,368 short tons at 0.014 opt containing 50,876 ounces of gold in the Inferred Resources category that were not included in the PEA.

The PEA considers the Pan gold project to be developed as an open pit mine and heap leach operation. Three production scenarios were considered; In-pit Crush and Convey, Truck Haulage, and Contractor Mining.  The In-pit crush and convey option has the highest capital cost, but lowest operating costs, a slightly higher IRR, and is considered the preferred option discussed here. The PEA utilized only Measured and Indicated Resources in the pit design.  The base case utilizes a cutoff grade of 0.14 g/t. The average grade of mined material sent to leach was 0.62 g/t with ultimate recoveries of 70% for North Pan Mineralization, and 75% for South Pan Mineralization. The forecast mine life was 9 years with a total of 327,000 ounces of gold produced. Opportunities appear to exist to refine various aspects of the project and improve economics through cost reduction, optimization and through an increase in the size of the overall resource from the planned 2010/2011 drill programs. Initial project capital costs, as evaluated in the PEA, are estimated at $45 million plus working capital of $5 million and a 20% contingency totaling $9 million.

Operating costs and sensitivity analysis in US dollars are as follows:

Items	Cost per ton processed	Cost per ounce
Mining cost	$2.02	$155.24
Processing and refining cost	$2.94	$225.91
G&A	$0.40	$30.74
Operating contingency	$0.54	$41.19

The PEA was prepared to the standards of National Instrument 43-101 and was filed on SEDAR on July 21, 2010. The PEA was prepared under the supervision of Donald Hulse, Principal Mining Engineer and Terre Lane, Principal Mining Engineer of Gustavson, each of whom are independent of the Company and are qualified persons.

The critical path to commencing production at Pan by 2013 is directed towards completion of a feasibility study and permitting.

On October 13, 2010 the Company announced that it completed a total of 1,757 meters (5,764 feet) of diamond drilling in 14 core holes in the North and South Pan areas.   In an October 28, 2010 press release, the Company announced results of six core holes drilled for metallurgical testing including significant intercepts of 266 feet of 0.033 opt gold in PN10-10c and 282 feet of 0.025 opt gold in PN10-02c.  Additional assays are pending for the 8 core holes drilled for geotechnical and waste rock characterization studies.

The core drilling program was conducted to provide key information for our engineering, metallurgy, and permitting at the Pan deposit.  This data will allow us to complete a feasibility study on the project early next year. The core samples also gave our geologists new understanding of the geology and alteration and this understanding will enable us to rigorously design processing methods for gold recoveries from various zones within the deposit.   In addition the core drilling samples will provide geotechnical features for pit slope designs and waste rock characterization tests required for mine permitting and design.  All of this information is needed to complete a feasibility study.

Environmental studies are underway to support a plan of operations and a reclamation plan submittal to the management agencies.  These studies include waste rock characterization, hydrogeology, archaeology, soils, vegetation, wildlife, air quality, and visual resource considerations.

Engineering design work is advancing for the leach pad, the waste rock dump, the crushers, the utilities and the gold recovery plant.  Completion of a feasibility study is scheduled for the first quarter of 2011.

The Company incurred $1,775,104 of expenditures at the Pan project in the three months ended September 30, 2010 of which 62% was the cost of the diamond drill program and the balance on advancing the engineering and environmental studies underway for the feasibility study and permitting.

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

Work at the Midway project in the third quarter 2010 comprised ongoing discussions with the Town of Tonopah (“Tonopah”) to secure water rights for development and preparation work necessary for permit applications.

The underlying property owners have waived the US$300,000 annual property payment that would otherwise have been due in August 2010.

The Company incurred $54,255 expenditures at the Midway project in the three months ended September 30, 2010 of which 56% was the cost of property maintenance claim fees and the balance on work to support the discussions for the water rights.

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

Efforts in the third quarter 2010 included extensive mapping and sampling of a 12 square kilometer area for lithology, structure and alteration with the gold of identifying the best drill targets outside of the Easy Junior Pit.  Assay results for all of the soil and rock chip samples are pending.

The Company incurred $123,032 expenditures at the Gold Rock project in the three months ended September 30, 2010 of which 55% was the cost of property maintenance claim fees and the balance on the mapping and sampling program.

Burnt Canyon Project, Pershing County, Nevada

The 2008 surface exploration and geophysics program on the Burnt Canyon project identified targets in this volcanic hosted epithermal system.  Disseminated gold identified in rock chip and soil sampling at five different areas have been selected as drill targets.  The project lies between high grade veins in the Seven Troughs district and the Wildcat disseminated gold deposit to the north.

The Company did not conduct any work on the Burnt Canyon project in the three months ended September 30, 2010.

The Company incurred $13,383 expenditures at the Burnt Canyon project in the three months ended September 30, 2010 all of which was the cost of property maintenance claim fees.

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

The Company did not conduct any work on the Golden Eagle property in the three months ended September 30, 2010.

The Company incurred $456 expenditures at the Golden Eagle project in the three months ended September 30, 2010 most of which  was the cost of property tax fees.

Results of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

The net loss for the nine months ended September 30, 2010 was $3,731,246 (2009 – $$2,573,862).

Significant differences between the periods are as follows:

Interest and bank charges totaled $4,526 (2009 - $27,190) a decrease of $22,664 over the comparative period.  The comparative period costs were higher due to interest expense incurred on a promissory note.  The promissory note was settled in full on May 8, 2009.

Investor relations and travel totalled $240,338 (2009 - $135,973) an increase of $104,365 over the comparative period.  Management attended several investor shows and contracted video interviews and paid for research in North America in the nine months ended September 30, 2010 compared to participating in only one investor show in the comparative period.  Midway has focussed its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and attendance at selected industry investor shows. This category of costs will be expected to increase as Midway retained Windward Global at the end of April 2010 to assist the Company with public relations and investor relations counselling and efforts at a cost of US$5,000 per month plus approved expenses.

Legal, audit and accounting was $155,582 (2009 - $468,690) a decrease of $313,108 over the comparative period.  The current period included a one-time charge of $27,073 of agent’s legal fees associated with a 2009 private placement that the Company withdrew and did not complete. The comparative period costs were higher due to significant legal and auditing costs as the Company investigated and evaluated business opportunities.

Exploration expenses were $2,416,344 (2009 – $906,003).  The details of the expenses in each period may be found in the schedule to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $27,615 (2009 - $173,372).  Management fees earned from Barrick for the Spring Valley project were $14,552 (2009 - $23,624).

Mineral property interests written off totaled $119,980 (2009 – nil). The Company terminated the mineral lease agreement on the Roberts Gold property on July 14, 2010 and wrote-off its acquisition costs as of September 30, 2010.

Director’s fees, salaries and benefits were $1,362,969 inclusive of $651,923 of non-cash stock based compensation.  The majority of the stock based compensation was included in the salaries and benefits for the nine months ended September 30, 2010.  In the comparative period $1,522,310 included $939,450 of non-cash stock based compensation.  Beginning in May 2010 the Company began building a management team to transition from an exploration company to a gold production company and as such we anticipate these costs will continue to increase.

The foreign exchange gain in the current period was $179,840 compared to a gain in the comparative period of $842,711 of which $168,280 was unrealized in the current period and $990,866 was unrealized in the comparative period.  The unrealized foreign exchange relates to restatement of the US dollar denominated future income tax liability.

Summary of Quarterly Results (Unaudited)

	Sept 2010	June 2010	March 2010	Dec 2009	Sept 2009	June 2009	Mar 2009	Dec 2008
$(000’s) except per share amounts
Revenue from the sale of minerals	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Net loss	1,527	1,812	392	68	836	491	1,247	5,238
Net loss per share, basic and diluted	0.02	0.02	0.01	0.00	0.01	0.01	0.02	0.10

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

Financial Condition and Liquidity

The Company began the 2010 year with cash and cash equivalents of $1,740,322.  During the nine months ended September 30, 2010, the Company expended $3,849,347 on operations, invested a total of $549,059 in mineral properties and equipment and received $6,658,813 from share subscriptions net of share issue costs to end at September 30, 2010 with cash and cash equivalents of $4,000,729.

The Company has not generated revenues from operations.  These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.    The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As at September 30, 2010, the Company had an accumulated deficit of $59,998,849 and working capital of $3,794,520 which management believes is sufficient to fund ordinary operations through the next twelve months however the Company intends to raise additional equity funds as the opportunity presents itself.

On November 2, 2010 the Company filed a preliminary prospectus supplement to its short form base shelf prospectus filed with the securities commissions in each of the provinces of British Columbia, Alberta and Ontario, and a corresponding shelf prospectus as part of an effective registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission, pursuant to which it intends to offer up to 6,660,000 units at US$0.60 per unit for gross proceeds of US$3,996,000.  The offering is subject to regulatory approvals.

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

On April 12, 2010 the Company issued 1,333,333 units at $0.60 per unit for proceeds of $800,000 by way of a non-brokered private placement.  Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one additional common share until October 9, 2011 (the “Expiry Date”) at an exercise price dependent upon the time of exercise, as follows, at an exercise price of $0.70 per common share if exercised by October 9, 2010, at an exercise price of $0.80 per common share if exercised after October 9, 2010 but on or before April 9, 2011, and at an exercise price of $0.90 per common share if exercised after April 9, 2011 but on or before the Expiry Date.

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

As of the date of this Quarterly Report on Form 10-Q, there are 6,110,000 stock options at prices ranging from $0.56 to $3.36 and 7,519,006 share purchase warrants.  While it is probable that some of these options and share purchase warrants will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of September 30, 2010, we have accrued US$39,840 ($40,995 at September 30, 2010 compared to $41,872 at December 31, 2009) related to reclamation and other closure requirements at our properties which is unchanged from the estimate made at from December 31, 2009. These liabilities are covered by a combination of surety bonds and restricted cash totaling $269,082 at September 30, 2010 (December 31, 2009 - $279,126). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of September 30, 2010; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Related Party Transactions

The Company had the following related party transactions for the nine months ended September 30, 2010 and 2009 respectively.

	September 30, 2010		September 30, 2009

Consulting services paid to a company owned by Doris Meyer, an officer of the Company	$67,500		$76,207
Recovery of office costs from Rocky Mountain Minerals, a company managed by Alan Branham and George Hawes, common directors	$3,727	$	Nil

Included in accounts payable and accrued liabilities at September 30, 2010 is $6,267 (December 31, 2009 - $8,819) payable to the companies referred to in this note and other directors and officers.

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

Item 3.                                Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.                                Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the nine months ended September 30, 2010, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.                                Legal Proceedings.

A civil complaint filed in federal court in Nevada against the Company on May 9, 2009.  On December 29, 2009 the federal court issued an order dismissing the negligence and unjust enrichment claims against the Company with prejudice and the wrongful attachment claim was dismissed without prejudice.  ING Novex Insurance Company of Canada did not amend its claim against the Company and the statute of limitations has expired.

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

Item 4.                      [Removed and Reserved]

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

MIDWAY GOLD CORP.
November 5, 2010	By: /s/ Daniel Wolfus Daniel Wolfus Chairman, Chief Executive Officer and Director (Principal Executive Officer)
November 5, 2010	By: /s/ Doris A. Meyer Doris Meyer Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)