Form 10-K
period 2010-12-31
Midway Gold Corp
filed 2011-03-17
CIK 1319009

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33894

MIDWAY GOLD CORP.

 (Exact Name of Registrant as Specified in its Charter)

British Columbia	98-0459178
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 280 - 8310 South Valley Highway
Englewood, Colorado White Rock, British Columbia, Canada V4B 1E6	80112
(Address of Principal Executive Offices)	(Zip Code)

(720) 979-0900

(Registrant's Telephone Number, including Area Code)

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

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

      Large Accelerated Filer ☐

 Accelerated Filer ☐

Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:    As of June 30, 2010, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was US$36 million  based upon the closing sale price of the common stock as reported by the NYSE Amex of US$0.46 per share on June 30, 2010.

The number of shares of the Registrant's Common Stock outstanding as of March 15, 2011 was 101,038,746.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2011 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of our management.  These statements include, but are not limited to, comments regarding:

•	our expected plans of operation to continue as a going concern;
•	the establishment and estimates of mineral reserves and resources;
•	the grade of mineral reserves and resources;
•	anticipated expenditures and costs in our operations;
•	planned exploration activities and the anticipated outcome of such exploration activities;
•	plans and anticipated timing for obtaining permits and licenses for our properties;
•	anticipated closure costs;
•	expected future financing and its anticipated outcome;
•	anticipated liquidity to meet expected operating costs and capital requirements;
•	estimates of environmental liabilities;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements;
•	factors expected to impact our results of operations; and
•	the expected impact of the adoption of new accounting standards.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

•

uncertainty and risks related to the effect of a shortage of equipment and supplies on our ability to operate our business;

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

•

uncertainty and risks related to fluctuations in gold, silver and other metal prices;

•

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

•

risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled "Item 1A. Risk Factors", "Item 2. Description of the Business" and "Item 7. Management's Discussion and Analysis" below.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.  We qualify all of our forward-looking statements by these cautionary statements.

PRELIMINARY NOTES

Reporting Currency, Financial and Other Information

All amounts in this Annual Report are expressed in Canadian Dollars.  Unless otherwise indicated, the United States Dollar is denoted as "US$."

Financial information is presented in accordance with generally accepted accounting principles ("GAAP") in the United States ("US GAAP") which do not differ in any material respects from GAAP in Canada as applicable to Midway.

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

	2010	2009	2008	2007	2006
Average for Period	1.03	1.14	1.07	1.07	1.13

	Feb 2011	Jan 2011	Dec 2010	Nov 2010	Oct 2010	Sept 2010
High for Period	0.9905	0.9974	1.0111	1.0170	1.0229	1.0381
Low for Period	0.9849	0.9911	1.0050	1.0099	1.0145	1.0292

The noon rate of exchange on March 15, 2011 as reported by the Bank of Canada for the conversion of Canadian dollars into United States dollars was $1.0173 (US$1.00 = Cdn$0.9830).

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

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING RESOURCE AND RESERVE ESTIMATES

The mineral estimates in this Annual Report on Form 10-K have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws.  The terms "mineral reserve", "proven mineral reserve" and "probable mineral reserve" are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101") and the Canadian Institute of Mining, Metallurgy and Petroleum (the "CIM") - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission ("SEC") Industry Guide 7 under the United States Securities Act of 1993, as amended (the "Securities Act").  Under SEC Industry Guide 7 standards, a "final" or "bankable" feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms "mineral resource", "measured mineral resource", "indicated mineral resource" and "inferred mineral resource" are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC.  Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.  "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.  Disclosure of "contained ounces" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures.

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

NI 43-101 Definitions:
indicated mineral resource

The term "indicated mineral resource" refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be established with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

inferred mineral resource

The term "inferred mineral resource" refers to that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

measured mineral resource

The term "measured mineral resource" refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

mineral reserve

The term "mineral reserve" refers to the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. The study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that might occur when the material is mined.

mineral resource

The term "mineral resource" refers to a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth's crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

opt	Troy ounce per short ton

probable mineral reserve

The term "probable mineral reserve" refers to the economically mineable part of an indicated, and in some circumstances a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

proven mineral reserve[1]	The term "proven mineral reserve" refers to the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study.

qualified person[2]

The term "qualified person" refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development, production activities and project assessment, or any combination thereof, including experience relevant to the subject matter of the project or report and is a member in good standing of a self-regulating organization.

SEC Industry Guide 7 Definitions:

exploration stage	An "exploration stage" prospect is one which is not in either the development or production stage.

development stage

A "development stage" project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

mineralized material	The term "mineralized material" refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

probable reserve

The term "probable reserve" refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

production stage	A "production stage" project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

proven reserve

The term "proven reserve" refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

reserve

The term "reserve" refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. ("Bankable standards" implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

[1] For Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

[2] Industry Guide 7 does not require designation of a qualified person.

Additional definitions for terms used in this Annual Report filed on Form 10-K:

argillite

Low grade metamorphic clay rich sedimentary rock (shale, mudstone, siltstone).

block model

The representation of geologic units using three-dimensional blocks of predetermined sizes.

breccia

A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

CIM

Canadian Institute of Mining and Metallurgy.

CSAMT

Controlled source audio magneto telluric survey method.

cut off or cut-off grade

When determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined at a profit.

diamond or core drill

A type of rotary drill in which the cutting is done by abrasion rather than by percussion. The drill cuts a core of rock which is recovered in long cylindrical sections.

diatreme

Brecciated rock formed by volcanic or hydrothermal eruptive activity, generally in a pipe or funnel like orientation.

EM

An instrument that measures the change in electro-magnetic conductivity of different geological units below the surface of the earth.

fault

A rock fracture along which there has been displacement.

feasibility study

Group of reports that determine the economic viability of a given mineral occurrence.

formation

A distinct layer of sedimentary or volcanic rock of similar composition.

g/t or gpt

Grams per metric tonne.

geophysicist

One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth's magnetosphere.

geotechnical work

Tasks that provide representative data of the geological rock quality in a known volume.

grade

Quantity of metal per unit weight of host rock.

gravity

A methodology using instrumentation allowing the accurate measuring of the difference between densities of various geological units in situ.

host rock

The rock containing a mineral or an ore body.

mapping or geologic mapping

The recording of geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities.

mineral

A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

mineralization

A natural occurrence in rocks or soil of one or more metal yielding minerals.

mining

The process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

National Instrument 43-101

NI 43-101 - Canadian standards of disclosure for mineral projects.

NSR

A net smelter returns royalty, which is customarily calculated by subtracting from gross revenues a deduction for calculated mill recoveries, transport costs of any concentrates to a smelter, treatment and refining charges, and other deductions at the smelter and multiplying that result by the prescribed rate.

open pit

Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.

ore

Mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions.

ore body

A mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

outcrop

That part of a geologic formation or structure that appears at the surface of the earth.

preliminary feasibility study

and pre-feasibility study

As defined in NI 43-101, each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of a mineral resource may be classified as a mineral reserve.

porphyry

An igneous rock characterized by visible crystals in a fine-grained matrix.

quartz

A mineral composed of silicon dioxide, SiO2 (silica).

reclamation

The process by which lands disturbed as a result of mining activity are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery and other physical remnants of mining, closure of tailings storage facilities, leach pads and other mine features, and contouring, covering and re-vegetation of waste rock and other disturbed areas.

reverse circulation drilling (RC)

A rotary percussion drill in which the drilling mud and cuttings return to the surface through the interior of the drill pipe.

SEC Industry Guide 7

U.S. reporting guidelines that applies to registrants engaged or to be engaged in significant mining operations.

sedimentary rock

Rock formed at the earth's surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited, or chemically precipitated.

strike

The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

strip

To remove overburden in order to expose ore.

vein

A thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

PART I

As used in this Annual Report on Form 10-K ("Annual Report"), references to "Midway," the "Company," "we," "our," or "us" mean Midway Gold Corp., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

ITEM 1.   DESCRIPTION OF BUSINESS

General development of Midway Gold Corp.

Midway Gold Corp. was incorporated under the Company Act (British Columbia) on May 14, 1996, under the name Neary Resources Corporation. On October 8, 1999, Midway changed its name to Red Emerald Resource Corp. On July 10, 2002, it changed its name to Midway Gold Corp. Midway became a reporting issuer in the Province of British Columbia upon the issuance of a receipt for a prospectus on May 16, 1997. The common shares were listed on the Vancouver Stock Exchange (a predecessor of the TSX Venture Exchange) on May 29, 1997. On July 1, 2001, Midway became a reporting issuer in the Province of Alberta pursuant to Alberta BOR#51-501.  Midway's shares are currently listed on the NYSE Amex and Tier 1 of the TSX.V under the symbol "MDW."

We are an exploration stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. Our mineral properties are located in Nevada and Washington. The Midway, Spring Valley, Pan, Gold Rock and Golden Eagle gold properties are exploratory stage projects and have identified gold mineralization and the Burnt Canyon and Thunder Mountain projects are earlier stage gold and silver exploration projects. We are working towards transitioning ourselves from an exploration stage company to a gold production company with plans to advance the Pan gold property located in White Pine County, Nevada through to production by as early as 2013, dependent upon the anticipated production of a final feasibility study on the Pan gold property later this year.

The corporate organization chart for Midway as of the date of this Annual Report is as follows:

Our registered office in Canada is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia, Canada V6C 2X8. Our principal executive and head office in the United States is located at 8310 South Valley Highway, Suite 280, Englewood, Colorado 80112, U.S.A. We maintain a website at www.midwaygold.com. Information contained on our website is not part of this Annual Report.

Financial Information about Segments

Segmented information is contained in note 16 of the "Notes to the Consolidated Financial Statements" contained in the section titled "Item 7. Financial Statements and Supplementary Data" below of this Annual Report and is incorporated herein by reference.

Narrative Description of Business

We are focused on exploring and, if warranted, developing quality precious metal resources in stable mining areas. Our principal properties are the Spring Valley, Midway, Pan and Gold Rock gold and silver mineral properties located in Nevada and the Golden Eagle gold mineral property located in Washington. Midway holds certain other, non-material mineral exploration properties located in Nevada.

Cautionary Note to U.S. Investors - In this Annual Report, we use the terms "mineral resource", "measured mineral resource", "indicated mineral resource" and "inferred mineral resource", which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the "Cautionary Note to U.S. Investors Regarding Resource and Reserve Estimates" above.

Spring Valley Property, Pershing County, Nevada

The Spring Valley project is located 20 miles northeast of Lovelock, Nevada. Spring Valley is a diatreme/porphyry hosted gold system covered by gravel. Gold has been intercepted over an area 5,200 feet long by 3,500 feet wide that extended to a depth of 1,400 feet, suggesting the presence of a large mineral system. The Spring Valley project is under an exploration and option to joint venture agreement with Barrick Gold Exploration Inc. ("Barrick").  Barrick is funding 100% of the costs to earn an interest in this project. Barrick has informed us that it intends to conduct and fund the 2011 required program of US$7,000,000 to maintain its option agreement.

On March 2, 2009, we announced an updated inferred mineral resource estimate as at December 31, 2008 of 87,750,000 tons at a grade of 0.021 ounces per ton ("opt") containing 1,835,000 ounces of gold using a cut off grade of 0.006 opt gold using a $715 Lerchs-Grossman shell.  For further information on this project, please see the report entitled "Spring Valley Project, Nevada, NI 43-101 Technical Report" dated effective March 25, 2009, which is available under the Company's profile at www.sedar.com.

Cautionary Note to U.S. Investors:  Please read carefully the section titled "Cautionary Note to U.S. Investors Regarding Resource and Reserve Estimates" above.

See the section titled "Item 2.  Description of Properties" below for additional information.

Midway Property, Nye County, Nevada

The Midway property is located in Nye County, Nevada, approximately 15 miles northeast of the town of Tonopah and 210 miles northwest of Las Vegas. It is a high-grade epithermal quartz-gold vein system, on the Round Mountain - Goldfield gold trend.  We plan a diamond drill program in 2011 to define continuity, grade and true width of the veins and to complete a preliminary economic assessment by the end of 2011.

See the section titled "Item 2.  Description of Properties" below for additional information.

Pan Gold Property, White Pine County, Nevada

The Pan gold property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada. The Pan gold project is a sediment-hosted gold deposit located along the prolific Battle Mountain/Eureka gold trend. Gold mineralization occurs in shallow oxide deposits, along a two-mile strike length of a faulted anticline. We have targeted this project for an open pit, heap leach operation that could be in production by 2013, dependent upon the anticipated completion of a final feasibility study on the Pan gold property later this year.

On July 20, 2010, we announced the results of a preliminary economic assessment ("PEA") for the Pan gold project.  The PEA included an independent audit of an updated mineral resource estimate prepared by us.  The measured plus indicated mineral resource, which was announced by us on July 20, 2010, in metric units of measure and is reported in the PEA in imperial units of measure (which is the standard unit of measure in the United States), stands at 42,750,352 short tons containing 682,248 ounces of gold at a grade of 0.016 opt, using a 0.004 opt cut-off grade.  The PEA assumes the Pan gold deposit will be developed as an open pit mine and heap leach operation.  The forecast mine life was 9 years with a total of 327,000 ounces of gold recovered and produced for sale.  Initial project capital costs, as evaluated in the PEA, are estimated at US$45,000,000 plus working capital of US$5,000,000 and a 20% contingency totaling US$9,000,000.  The PEA was prepared under the supervision of William J. Crowl, Donald Hulse, and Terre Lane of Gustavson Associates, LLC, each of whom is independent of the Company and is a "qualified person" under NI 43-101. For further information on this project, please see the PEA entitled "NI 43-101 Preliminary Economic Assessment of the Pan Gold Project, White Pine County, Nevada", dated July 20, 2010, which is available under the Company's profile at www.sedar.com.

Cautionary Note to U.S. Investors:  Please read carefully the section titled "Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates" above.

See the section titled "Item 2.  Description of Properties" below for additional information.

Gold Rock Property, White Pine County, Nevada

Gold Rock is a sediment-hosted gold deposit located along the prolific Battle Mountain/Eureka gold trend 8 miles from the Pan project. The property includes the Easy Junior Mine, which reportedly produced approximately 2.9 million tons at a grade of 0.026 opt for 74,945 ounces of gold. We have commissioned an independent NI 43-101 compliant mineral resource estimate in early 2011.  We plan on conducting a reverse circulation and core drill program in 2011 to further explore this property.

See the section titled "Item 2.  Description of Properties" below for additional information.

Golden Eagle Property, Ferry County, Washington

Golden Eagle is located on private ground 3 miles from Republic, Washington. Golden Eagle is a volcanic hosted, epithermal gold system with disseminated gold in quartz veins and extensive breccia bodies. Previous operators defined a large area of gold mineralization on the property. We have commissioned a preliminary economic assessment study to evaluate mining options and will be assessing processing and permitting options in 2011.

On June 25, 2009, we announced an indicated resource estimate as at May 1, 2009, of 31,400,000 tons at a grade of 0.055 opt containing 1,744,000 ounces of gold.  There is an additional inferred resource estimate of 5,100,000 tons at a grade of 0.038 opt containing 192,000 ounces of gold. Both resource estimates made at May 1, 2009, used a cut off grade of 0.02 opt gold and a $750 Lerchs-Grossman shell.  For further information on this project, please see the report entitled "Golden Eagle Project, Washington State, USA, Technical Report" dated effective July, 2009, which is available under the Company's profile at www.sedar.com.

Cautionary Note to U.S. Investors:  Please read carefully the section titled "Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates" above.

See the section titled "Item 2.  Description of Properties" below for additional information.

Thunder Mountain, Burnt Canyon and Roberts Gold Properties

Thunder Mountain is a gold and silver rich epithermal vein and disseminated gold system hosted in rhyolite tuffs and flow dome complexes located six miles southeast of the Midway project.  From August 2008 until it was terminated in May, 2009, the project was funded by an exploration and option to joint venture agreement with Kinross Gold USA. Kinross conducted a first pass drill program but did not encounter any significant results.

Burnt Canyon is a volcanic hosted epithermal system with gold identified in numerous rock and soil samples.  The project lies between high grade veins in the Seven Troughs district and the Wildcat disseminated gold deposit to the north.  The Company plans a first pass drill program in 2011 on this project.

Roberts Gold, located on the Battle Mountain/Eureka gold trend in Nevada, was abandoned and we wrote off $119,980 of deferred acquisition costs in the year ended December 31, 2010.

See the section titled "Item 2.  Description of Properties" below for additional information.

Employees

In 2010, we located our principal executive office in Denver, Colorado and established a regional office in Ely, Nevada.  As of December 31, 2010, we had 12 employees, including 8 full-time employees at our principal executive office in Denver, Colorado and 3 full-time employees based in Ely, Nevada.

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

On lands owned by the United States, mining rights are governed by the General Mining Law of 1872 as amended ("General Mining Law"), which allows the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws.  Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the Bureau of Land Management ("BLM"). Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).

For a more detailed discussion of potential negative effects of these laws and regulations please see the section heading "Item 1A.—Risk Factors" below.

Environmental Regulation

Our mineral projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During 2010, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We anticipate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").  Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2010, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act

Gold Price History

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past five years:

Year	High	Low	Average
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009	1,212	810	972
2010	1,421	1,058	1,225
2011 (to March 15, 2011)	1,437	1,319	1,377

Data      Source: www.kitco.com

Seasonality

Seasonality in the states of Nevada and Washington is not a material factor to the Company's operations for its projects.  Certain surface exploration work may need to be conducted when there is no snow on the ground but it is not a material issue for the Company.

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

Available information

We make available, free of charge, on or through our Internet website, at www.midwaygold.com, links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our internet address is www.midwaygold.com.  Our internet website and the information contained therein or connected thereto are not incorporated into this Annual Report.

ITEM 1A.   RISK FACTORS AND UNCERTAINTIES

Risks related to Midway's business

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

In the fiscal year ended December 31, 2010, we had a loss of $5,826,972 and we have had accumulated losses of $62,094,575 since inception.

We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All of our properties are in the exploration stage, and we have no known mineral reserves on our properties. We currently do not have sufficient funds to fully complete exploration and development work on any of our properties, which means that we will be required to raise additional capital, enter into joint venture relationships or find alternative means to finance placing one or more of our properties into commercial production, if warranted. If the Company fails to raise additional funds it will curtail its activities and may risk being unable to maintain its interests in its mineral properties.

Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and development or production on one or more of our properties and any properties we may acquire in the future or even a loss of property interests. This includes our leases over claims covering the principal deposits on our properties, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Future financings may cause dilution to our shareholders.

We have no history of producing metals from our mineral properties.

We have no history of producing metals from any of our properties. Our properties are all exploration stage properties in various stages of exploration. Our Midway, Spring Valley, Pan and Golden Eagle properties are exploratory stage exploration projects with identified gold mineralization, and our Burnt Canyon and Gold Rock projects are each early stage exploration projects. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

▪

potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and

▪

potential shortages of mineral processing, construction and other facilities related supplies.

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if warranted, development, construction and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.

Increased costs could affect our financial condition.

We anticipate that costs at our projects that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

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

▪

personal injury, flooding, fire, explosions, cave-ins, landslides and rock-bursts;

▪

inability to obtain suitable or adequate machinery, equipment, or labor;

▪

metals losses;

▪

fluctuations in exploration, development and production costs;

▪

labor disputes;

▪

unanticipated variations in grade;

▪

mechanical equipment failure; and

▪

periodic interruptions due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, may be prohibitively expensive. We may suffer a material adverse effect on our business if we incur losses related to any significant events that are not covered by our insurance policies.

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

Any material changes in mineral resource estimates and grades of mineralization will affect the economic viability of placing a property into production and a property's return on capital.

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

The resource estimates contained in this Annual Report have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold, silver or other commodities may render portions of our mineralization and resource estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability determinations we reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our properties.

There are differences in U.S. and Canadian practices for reporting reserves and resources.

Our reserve and resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred resources, which are generally not permitted in disclosure filed with the SEC by United States issuers. In the United States, mineralization may not be classified as a "reserve" unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves.

Further, "inferred resources" have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of "contained ounces" is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report "resources" as in place tonnage and grade without reference to unit measures.

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

Our long-term success depends on our ability to identify mineral deposits on our existing properties and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of gold, silver and other commodity exploration is determined in part by the following factors:

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

We may encounter archaeological issues and claims relating to our Midway and Pan properties, which may delay our ability to conduct further exploration or developmental activities or could affect our ability to place the property into commercial production, if warranted.

Our exploration and development activities may be delayed due to the designation of a portion of the Midway and Pan properties as a site of archaeological significance.

A cultural inventory of the Midway project has identified a prehistoric site associated with a dune field in the Ralston Valley, adjacent to the Midway property.  An intensive cultural and geomorphologic inspection was conducted of the project area to determine archaeologically significant areas.  Techniques and methods used during the inventory were sufficient to identify most cultural resources and features in the area.  Should significant surface disturbance be planned at the Midway project, a complete archaeological inventory and evaluation would be required, including the possibility of documenting and curating the site.

Through the area of the Pan project, U.S. Highway 50 was developed over a route known as the Lincoln Highway. A portion of dirt road currently used to access the Pan project site and traversing the south end of the proposed North Pit may have been an alternative route for the Lincoln Highway from 1913-1916 prior to the development of U.S. Highway 50. This has not been confirmed, but will be investigated when archaeological surveys are conducted. The highway as a whole is not eligible for listing on the National Registers of historic places or landmarks, but impacts to it may need to be mitigated.  Carbonari sites, which are burn piles and habitations from Swedish/Italian charcoal producers, have been identified within or near the Pan project area. A survey would need to be conducted to identify, locate and record the findings of Carbonari sites.

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

Our long-term viability and future profitability depend, in large part, upon the market price of gold and other metals and minerals produced from our mineral properties. The market price of gold and other metals is volatile and is impacted by numerous factors beyond our control, including:

▪

expectations with respect to the rate of inflation;

▪

the relative strength of the U.S. dollar and certain other currencies;

▪

interest rates;

▪

global or regional political or economic conditions;

▪

supply and demand for jewelry and industrial products containing metals;

▪

sales by central banks and other holders, speculators and producers of gold and other metals in response to any of the above factors; and

▪

any executive order curtailing the production or sale of gold.

We cannot predict the effect of these factors on metal prices. Gold prices quoted in US dollars have fluctuated during the last several years. The price of gold (London Fix) has ranged from $1,058 to $1,421 per ounce during calendar 2010, closing at $1,405.50 on December 30, 2010; $810 to $1,212 per ounce during calendar 2009, closing at $1,087 on December 30, 2009; from $712 to $1,011 per ounce during calendar 2008 to close on December 31, 2008.

A decrease in the market price of gold and other metals could affect the commercial viability of our properties and our anticipated development of such properties in the future.  Lower gold prices could also adversely affect our ability to finance exploration and development of our properties.

We do not maintain insurance with respect to certain high-risk activities, which exposes us to significant risk of loss.

Mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected formations or other conditions are often encountered. Midway may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or against which it cannot maintain insurance at commercially reasonable premiums.

Any significant claim would have a material adverse effect on Midway's financial position and prospects. Midway is not currently covered by any form of environmental liability insurance, or political risk insurance, since insurance against such risks (including liability for pollution) may be prohibitively expensive. Midway may have to suspend operations or take cost interim compliance measures if Midway is unable to fully fund the cost of remedying an environmental problem, if it occurs.

We may not be able to obtain all required permits and licenses to place any of our properties into production.

Our current and future operations, including development activities and commencement of production, if warranted, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in property exploration and the development or operation of mines and related facilities generally experience increased costs, and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. We cannot predict if all permits which we may require for continued exploration, development or construction of mining facilities and conduct of mining operations will be obtainable on reasonable terms. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.

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

▪

other matters.

Companies engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Failure to comply with applicable laws, regulations and permits may result in enforcement actions, including the forfeiture of claims, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions. We may be required to compensate those suffering loss or damage by reason of our mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

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

All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our properties or some portion of our business, causing us to re-evaluate those activities at that time.

U.S. Federal Laws

The Comprehensive Environmental, Response, Compensation, and Liability Act (CERCLA), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (RCRA), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act, as amended, restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the Clean Air Act and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules.

The National Environmental Policy Act (NEPA) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (EIS). The U.S. Environmental Protection Agency, other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

The Clean Water Act (CWA), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (EPA) or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (SDWA) and the Underground Injection Control (UIC) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Nevada Laws

At the state level, mining operations in Nevada are also regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. Nevada state law requires mine operators to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, operators required to hold Nevada Reclamation Permits. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Legislation has been proposed that would significantly affect the mining industry.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of unpatented mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the Securities and Exchange Commission, the NYSE Amex, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Protection Act. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

▪

treat ground and surface water to drinking water standards; and

▪

reasonably re-establish pre-disturbance land forms and vegetation.

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

The mining industry is competitive in all of its phases, including financing, technical resources, personnel and property acquisition. It requires significant capital, technical resources, personnel and operational experience to effectively compete in the mining industry. Because of the high costs associated with exploration, the expertise required to analyze a project's potential and the capital required to develop a mine, larger companies with significant resources may have a competitive advantage over us. We face strong competition from other mining companies, some with greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire financing, personnel, technical resources or attractive mining properties on terms we consider acceptable or at all.

Joint ventures and other partnerships may expose us to risks.

Our Spring Valley property is currently under an option to joint venture and, in the future, we may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of certain of the properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties' respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the common shares.

Our directors and officers may have conflicts of interest as a result of their relationships with other companies.

Certain of our officers and directors are also directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties. For example, Daniel Wolfus, our Chairman, Chief Executive Officer and Director, also serves as a director for Melkior Resources Inc. and EMC Metals Corp.; Doris Meyer, our Chief Financial Officer and Corporate Secretary, also serves as Chief Financial Officer and Corporate Secretary of Crescent Resources Corp., Kalimantan Gold Corporation Limited, Miranda Gold Corp., Regency Gold Corp., Renaissance Gold Corp., Sunridge Gold Corp. and Tournigan Energy Ltd. and in addition is also a director of Kalimantan Gold Corporation Limited, Regency Gold Corp. and Sunridge Gold Corp.; and George Hawes, our Director, also serves as a director for American Vanadium Corp. (formerly Rocky Mountain Resources Corp.). Consequently, there is a possibility that our directors and/or officers may be in a position of conflict in the future.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

We are dependent on a relatively small number of key employees, including our Chairman and Chief Executive Officer, and our President and Chief Operating Officer. The loss of either officer could have an adverse effect on Midway. Midway does not have any key person insurance with respect to any of its key employees.

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

Several of the mineral rights to our properties consist of "unpatented" mining claims created and maintained in accordance with the U.S. General Mining Law. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the U.S. General Mining Law. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining or mill site claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of U.S. federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims. Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

Risks Related to Midway's Securities

We believe that we may be a "passive foreign investment company" for the current taxable year which would likely result in materially adverse United States federal income tax consequences for United States investors.

We generally will be designated as a "passive foreign investment company" under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a "PFIC") if, for a tax year, (a) 75% or more of our gross income for such year is "passive income" (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the far market value of such assets.  United States shareholders should be aware that we believes we were classified as a PFIC during its tax year ended December 31, 2009, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and future taxable years.  If we are a PFIC for any taxable year during which a United States person holds our securities, it would likely result in materially adverse United States federal income tax consequences for such United States person. The potential consequences include, but are not limited to, re-characterization of gain from the sale of our securities as ordinary income and the imposition of an interest charge on such gain and on certain distributions received on our common shares.  Certain elections may be available under U.S. tax rules to mitigate some of the adverse consequences of holding shares in a PFIC.

We do not currently intend to pay cash dividends.

We have never declared or paid cash dividends on Midway's common shares. We currently intend to retain future earnings to finance the operation, development and expansion of our business. We do not anticipate paying cash dividends on Midway's common shares in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of Midway's board of directors and will depend on Midway's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors will only see a return on their investment if the value of Midway's securities appreciates.

The market for our common shares has been volatile in the past, and may be subject to fluctuations in the future.

The market price of Midway's common shares has ranged from a high of $0.95 and a low of $0.38 during the twelve month period ended December 31, 2010, as quoted on the NYSE Amex.  We cannot assure you that the market price of our common shares will not significantly fluctuate from its current level. The market price of our common shares may be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common shares. In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.   DESCRIPTION OF PROPERTIES

Nevada Properties

Map of properties

The map below shows the location of Midway's properties located in Nevada, USA.  These properties are described in further detail below.

MAP OF MIDWAY NEVADA PROPERTIES, 2010

Source: Midway Gold Corp., 2010

Spring Valley Project

Location, means of access and state of property

The Spring Valley property is located in the Spring Valley Mining District, Pershing County, Nevada, approximately 20 miles northeast of the town of Lovelock.  The property is accessed from Nevada State Highway 50, which extends eastward from US Interstate 80 and is paved to the Rochester turn-off; thereafter it is a dirt road.  Water is readily available from two water wells drilled on the property under a temporary grant of water rights. Power availability from three power lines that cross the property has not been determined.

Agreement with Barrick Gold

On March 10, 2009, Midway, through its wholly-owned subsidiary MGC Resources Inc., executed an Exploration, Development and Mine Operating Agreement, effective March 9, 2009 (the "EDM Agreement"), with Barrick Gold Exploration Inc. ("Barrick"), a wholly-owned subsidiary of Barrick Gold Corporation, regarding the exploration, development and possible joint venture of Midway's Spring Valley Project.

Exploration Period

Under the terms of the EDM Agreement, MGC granted to Barrick the exclusive right to explore and develop the Spring Valley Project. During this exploration period, Barrick has the exclusive right to earn a 60% interest in the Spring Valley Project by spending US$30,000,000 on the property over a five-year period ending December 31, 2013. During this five-year period Barrick has the sole right to determine the nature, scope, extent and method of all operations in relation to the property, without having to consult or gain the approval of the Midway. Barrick is required to provide Midway with certain information and reports and access to the Spring Valley Project to conduct inspections of operations during this period.

After vesting at 60%, Barrick may increase its interest by 10% (70% total) by spending an additional US$8,000,000 on or before December 31, 2014.   At Midway's election, Barrick may also earn an additional 5% (75% total) by carrying Midway to a production decision and arranging financing for Midway's share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established.

Midway is coordinating certain geologic and administrative activities during the earn-in period for a negotiated administrative fee.

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

If Midway elects or is deemed to have elected to enter into the joint venture agreement with Barrick, initial capital accounts will be established in accordance with Barrick's earned interest in the Spring Valley Project and Barrick will be the manager of the joint venture.

If Midway elects not to enter into the joint venture, then either: (i) within 365 days of Midway's notice electing not to enter into the joint venture, Barrick will exercise its option to purchase Midway's interest in the Spring Valley Project for US$40,000,000 and a 2% net smelter royalty return (NSR) on production from the Spring Valley Project; or (ii) Barrick will elect not to exercise its option to purchase Midway's interest in the Spring Valley Project and the joint venture will be formed with Midway being deemed to have elected the carry option and any operations costs incurred by Barrick in the 365-day election period will be treated as Midway's development costs.

The EDM Agreement also provides for the adjustment of a party's participating interest in the joint venture upon default in making agreed-upon contributions to adopted programs and budgets or upon contributing less to a program and budget than a percentage equal to the party's participating interest.

Further, the EDM Agreement provides that if Midway's participation interest falls below 10%, Midway shall be deemed to have withdrawn from the joint venture and all of Midway's participating interests will be assigned to Barrick, with Midway reserving a 2% NSR.

Under the EDM Agreement, a party's whose recalculated participating interest is reduced to 10% shall be deemed to have withdrawn from the joint venture and shall relinquish its entire participating interest. Such relinquished participating interest shall be deemed to have accrued automatically to the other party. The reduced party shall have the right to receive 10% of net proceeds, if any, to a maximum amount of 75% percent of the reduced party's equity account balance as of the effective date of the withdrawal. Upon receipt of such amount, the reduced party shall thereafter have no further right, title, or interest in the Spring Valley Project or under the EDM Agreement.

Barrick conducted and funded exploration in 2009 on the Spring Valley Project at the required level of US$4,000,000 and in 2010 at the required program of US$5,000,000.  Barrick has informed Midway that it intends to conduct and fund the 2011 required program of US$7,000,000 to maintain the EDM Agreement.

Title

Midway has controlled the property since 2003 through direct ownership of unpatented lode mining claims administered by the Bureau of Land Management ("BLM") and through mining leases. Unpatented mining claims are kept active through payment of a maintenance fee due to the BLM and each county the claims are located in on 31 August of each year.    Certain areas of the Spring Valley project are subject to Net Smelter Return ("NSR") royalties ranging from 1% to 7% on different claim groups within the project package. Midway's land position encompasses a gross area of approximately 11,022.5 acres containing federal lode and placer mining claims and patented fee properties.

The Company has prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type,  names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Optioned	10/30/2006	10/30/2016	Dale Chabino and Diana Chabino	2	Federal Lode - BLM	FREEDOM	1	NMC785920	3% NSR	41.3
					Federal Placer - BLM	FREEDOM	2	NMC780754
Optioned	6/10/2007	6/10/2017	George D. Duffy	2	Federal Lode - BLM	DUFFY	1-2	NMC811224-NMC811225	-	41.3
Optioned	4/25/2006	4/25/2016	Lamonte J. Duffy	12	Federal Lode - BLM	SV	315-318	NMC925188-NMC925191	3% NSR	247.9
					Federal Lode - BLM	SV	337-340	NMC925210-NMC925213
					Federal Lode - BLM	DUFFY	5-8	NMC965332-NMC965335
Optioned	7/17/2006	7/17/2016	David Rowe and Randall Stoeberl	46	Federal Lode - BLM	PS	1-22	NMC930781-NMC930802	3% NSR	950.4
					Federal Lode - BLM	PS	28-32	NMC930808-NMC930812
					Federal Lode - BLM	PS	34-40	NMC930814-NMC930820
					Federal Lode - BLM	PS	43-48	NMC930823-NMC930828
					Federal Lode - BLM	PS	58-63	NMC930838-NMC930843
Owned	9/10/2003	-	MGC Resources Inc. (Echo Bay)	28	Federal Lode - BLM	SV	51-54	NMC825454-NMC825457	2% NSR	578.5
					Federal Lode - BLM	SV	60-83	NMC832254-NMC832277
Owned	11/27/2007	-	MGC Resources Inc. (TGC)	3	Federal Lode - BLM	DRY	1-3	NMC954162-NMC954164	-	62.0
Owned	1/25/2006	-	MGC Resources Inc. (Coeur)	101	Federal Lode - BLM	HMS	4-6	NMC140862-NMC140864	3% NSR	2,086.8
					Federal Lode - BLM	HMS	84-87	NMC140941-NMC140944
					Federal Lode - BLM	SDB	1-8	NMC349508-NMC349515
					Federal Lode - BLM	IDA	12-25	NMC364282-NMC364295
					Federal Lode - BLM	SHO	3-59	NMC364363-NMC364419
					Federal Lode - BLM	PORCUPINE	1-11	NMC371072-NMC371082
					Federal Lode - BLM	CROWN HILLS	7-10	NMC39574-NMC39595
					Federal Lode - BLM	PORCUPINE	28	NMC662873

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Owned	-	-	MGC Resources Inc. [SSV set]	20	Federal Lode - BLM	SSV	142-144, 370-387	NMC954582-NMC954601	-	413.2
Owned	7/3/2003, amended 8/15/2003	-	MGC Resources Inc. (Schmidt)	44	Federal Lode - BLM	SV	8-20 (even)	NMC748203-748215 (odd)	2-7% NSR; 1% NSR over-ride on claims within 1/2 mile	909.1
					Federal Lode - BLM	SV	27	NMC748222
					Federal Lode - BLM	SV	29-44	NMC748224-NMC748239
					Federal Lode - BLM	SV	1-7, 9-21 (odd), 22-28	NMC817628-817647
Owned	-	-	MGC Resources Inc. [SV 45-78 set]	34	Federal Lode - BLM	SV	45-78	NMC860702-NMC860735	-	702.5
Owned	-	-	MGC Resources Inc. [SV 84-357 set]	249	Federal Lode - BLM	SV	84-99	NMC872357-NMC872372	-	5,144.6
					Federal Lode - BLM	SV	100-125	NMC887449-NMC887474
					Federal Lode - BLM	SV	126-135	NMC889143-NMC889152
					Federal Placer - BLM	SV	136-139	NMC906957-NMC906960
					Federal Lode - BLM	SV	146-213	NMC925039-NMC925106
					Federal Lode - BLM	SV	215-261	NMC925108-NMC925154
					Federal Lode - BLM	SV	277-278, 285-314	NMC925156-NMC925187
					Federal Lode - BLM	SV	319-336	NMC925192-NMC925209
					Federal Lode - BLM	SV	341-357	NMC925214-NMC925230
					Federal Lode - BLM	SV	266-276	NMC929379-929389
					Federal Lode - BLM	SV	283-284	NMC929394-NMC929395
					Federal Lode - BLM	SV	262	NMC954602
					Federal Lode - BLM	SV	214	NMC977866
Owned	-	-	MGC Resources Inc. [SVP set]	40	Federal Placer - BLM	SVP	1-40	NMC906917-NMC906956	-	826.4
Owned	-	-	MGC Resources Inc. [SVR set]	16	Federal Lode - BLM	SVR	1-16	NMC987526-NMC987541	-	330.6
Owned	-	-	MGC Resources Inc. [SVB set]	13	Federal Lode - BLM	SVB	13	NMC1011089	-	247.9
					Federal Lode - BLM	SVB	1-12	NMC1023658-NMC1023669	-
Owned	-	-	MGC Resources Inc. [2010 set]	8	Federal Lode - BLM	SHO	60-65	NMC1034792-NMC1034797	-	185.9
						SHO	4A-5A	NMC1034798-NMC1034799	-
						HMS	4A	NMC1034800	-

Ownership	Agreement Date	Expiry	Owner (source)	Land	Land Type	Name/Lot	Location	Mineral Survey/Patent Numbers	Gold Royalty	Approx. Acreage*
Owned	5/5/2006	-	MGC Resources Inc. (Seymork)	fee	Patented - Fee	E½, N½NW¼, SE¼NW¼, E½NE¼SW¼, E½SE¼SW¼	T 29 N, R 34 E, M.D.M., Sec. 25	P 203	3% NSR	0/480/360
						SE¼, SE¼SW¼	T 29 N, R 34 E, M.D.M., Sec. 27	P 203		200.0
						E½NE¼	T 29 N, R 34 E, M.D.M., Sec. 27	P 203		0/80/60
						W½NW¼, SE¼NW¼	T 29 N, R 34 E, M.D.M., Sec. 35	P 203		120.0
						NE¼NW¼	T 29 N, R 34 E, M.D.M., Sec. 35	P 203		0/40/30
Owned	9/7/2005	-	MGC Resources Inc. (NLRC)	fee	Patented - Fee (surface)	Lots 3,4,5,6,7,8,9,10,11,12, E½ of 15, Lot 16, NE¼SE¼, E½NW¼SE¼, N½SE¼SE¼, NE¼SW¼SE¼	T 28 N, R 34 E, M.D.M., Sec. 3	P 944731, P 1010632	-	544.2/0/0

Ownership	Agreement Date	Expiry	Owner (source)	Land	Land Type	Name/Lot	Location	Mineral Survey/Patent Numbers	Gold Royalty	Approx. Acreage*
Owned	8/29/2006	-	MGC Resources Inc. (Sentman)	fee	Patented - Fee	NE¼NW¼	T 29 N, R 34 E, M.D.M., Sec. 35	P 203	-	40/40/10
Leased	12/2/2010	12/2/2016	Barrick Agreement with Third Party	Fee	Patented - Fee (mineral)	Lots 3,4,5,6,7,8,9,10,11,12, E½ of 15, Lot 16, NE¼SE¼, E½NW¼SE¼, N½SE¼SE¼, NE¼SW¼SE¼ Lot 1, N½ Lot 8, W½ Lot 7, Lot 6, N½ Lot 13	T 28 N, R 34 E, M.D.M., Sec. 3 T 28 N, R 34 E, M.D.M., Sec 1	P 944731, P 1010632 P 944731, P 1010633, P 948967, P997571	3% NSR	0/544.2 0/0/120.7
Optioned	9/15/2010	9/15/2014	Barrick Agreement with Third Party	Fee	Patented - Fee (surface)	Lots 1, 2	T 28 N, R 34 E, M.D.M., Sec. 3	P 944731	-	76.4/0/0

In 2010, Barrick, on behalf of the Company, paid the following lease payments to maintain certain mineral leases in the Spring Valley project:

•

On April 25, 2010, Barrick paid Midway's annual payment of US$36,000 to Lamonte J. Duffy to maintain its option to purchase 12 unpatented lode mining claims.  The owner retained a 3% NSR Royalty. Alternatively, Midway can purchase these claims for US$600,000 with any payments already paid credited against the total.

•

On July 1, 2010 Barrick paid Midway's US$1,000 a month option payment totaling US$12,000 to George D. Duffy to maintain its option to purchase 2 unpatented lode mining claims.  Alternatively Midway can purchase these claims for US$500,000 with any payments already paid credited against the total.

•

On July 18, 2010 Barrick paid Midway's annual payment of US$20,000 to Dave Rowe and Randall Stoeberl to maintain its option to purchase 97 unpatented mining claims.  Alternatively Midway can purchase these claims for US$600,000 with any payments already paid credited against the total. Mr. Rowe and Mr. Stoeberl retained a 3% NSR royalty from commercial production on these claims.

•

On October 30, 2010 Barrick paid Midway's annual payment of US$6,000 to Dale and Diana Chabino to maintain its option to purchase 2 unpatented lode mining claims. Alternatively Midway can purchase these claims for US$100,000 with any payments already paid credited against the total. Mr. Chabino and Mrs. Chabino retained a 3% NSR royalty from commercial production on these claims.

In 2010, Barrick, on behalf of the Company, entered into two new agreements within the area of interest of the EDM Agreement:

•

On September 15, 2010 Barrick signed an option agreement with a third party for surface and mineral rights.  Option payments totalling US$150,000 are payable over five years of which Barrick paid the first and last year's lease payments totaling US$56,250.

•

On December 2, 2010 Barrick entered into a sub-lease and option agreement with a third party for mineral rights underlying the surface rights acquired by the Company in 2006.  The agreement requires Barrick to spend a cumulative amount of US$2,000,000 in work expenditures on the ground leased over a period of six years, and to make advance royalty payments in the amount of US$100,000 per year thereafter, up to a cap of US$2,500,000.  The advance royalty payments may be credited against a 3% NSR royalty payable from production on the area of ground leased.

Over the years Midway has staked additional claims and purchased rights to additional claims outright within and adjacent to the Spring Valley property.

Geology

The Spring Valley gold deposit is hosted in Permo-Triassic Koipato Group rocks made up of rhyolite flows, breccias, and volcaniclastic sediments. These volcanics were intruded by fine grained feldspar porphyry. Hydrothermal alteration includes quartz-sericite + pyrite alteration associated with gold, argillic alteration in hydrothermal breccias, and lesser secondary potassium feldspar, iron carbonate, and hematite-quartz alteration.

Gold mineralization occurs in sheeted quartz veins, hydrothermal breccias, and open fractures. The gold is distributed along the top of the intrusion, and in overlying volcanic rocks, commonly at stratigraphic contacts, fracture zones, and in the remains of a diatreme breccia. Gold is found as grains of free gold up to 3 mm across, and has been observed along the edges of sulfide grains, indicating gold deposition is later than the sulfides.

Exploration completed by Midway

During 2004-2005, Midway evaluated previous drill results by Kennecott and Echo Bay to generate new targets. These were subsequently tested by drilling 90 RC holes totaling 44,965 feet and 21 diamond drill holes totaling 10,008.7 feet resulting in discovery of the Porphyry and Sill zones.  At the end of the program, the mineralized zone covered an area 3,200 feet long by 1,600 feet wide with mineralization to a depth of 984 feet. Based on drill results through January 2006, Midway commissioned AMEC E&C Services, Inc. ("AMEC") to develop a mineral resource estimate conforming to NI 43-101 that was reported in May 2006.

In 2006, Midway completed 66,616 feet of drilling in 90 holes to expand the resource to the north and west, as well as to test a much larger porphyry gold target at depth. At the end of the program, the mineralized zone covered an area 4,500 feet long by 3,000 feet wide that is mineralized to a depth of 1,400 feet.   Surface exploration including a 3,000 soil sample grid survey, gravity and self-potential geophysical surveys, geologic mapping and rock chip sampling over the 17 square miles of claim holdings resulting in the identification of 12 new targets for follow up work.

In 2007, the Company drilled 102,000 feet to expand the west and north zones and to test the deep porphyry potential.  Limited infill drilling was completed.  An additional 10,850 feet was drilled on the Limerick, American Canyon, King David and Golden Gate satellite targets.  In August 2007, the Company completed the purchase of the key Schmidt lease in Spring Valley by paying the final US$3,000,000 due.  This payment was the final advance royalty payment for the first 500,000 ounces of gold to be produced from the Schmidt claim package.

Based on drilling results through 2007, an updated inferred resource estimate was made by AMEC and reported in January, 2008. The resource model showed a large number of grade blocks outside of the L-G optimization shell that were not included in the resource.

In 2008, the Company completed 87 holes including 63,565 feet of RC and 8,985 feet of core drilling.  The drilling identified a coherent gold mineralization zone 5,200 feet long by 3,500 feet wide that extended to a depth of 1,400 feet.  Two outlying targets, the Fitting and Limerick areas, were tested with a total of 22 exploration drill holes with no significant results.

By January 1, 2009, a total of 318,510 feet of drilling from 450 holes has been completed in six drilling campaigns in the Spring Valley resource area.  Based on these results, the Company completed an in-house resource update that was reported in March 2009.

Cautionary Note to U.S. Investors - In this Annual Report we use the terms "mineral resource", "measured mineral resource", "indicated mineral resource" and "inferred mineral resource", which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above.

Exploration completed by Barrick

In 2009, Barrick drilled 34 holes totaling 29,002 feet of RC drilling and 8,738 feet of core drilling.  Barrick's drilling focused on confirmation of previous drill results, infilling defined mineralized areas and initial metallurgical test work.

Barrick completed a scoping level metallurgical study on 13 composites from drill core. Results indicated no significant difference in recovery between oxide and sulfide material.  Bottle roll test results ranged from 86% to 98% gold recoveries from oxide, sulfide and transition composites. Column leach tests indicated a 60% to 90% gold recovery over an average 260-day leach period.  Gravity separation tests showed gold recoveries of 91% to 50.6% of the calculated head grade. The majority of gravity recoverable gold was released with the coarsest grind and gravity tails were found to be amenable to leaching of the remaining gold.

In 2010 Barrick completed 30,565 feet of RC drilling in 15 holes and 20 pre-collars and 21,760 feet of core drilling in 19 holes. A hydrology study to assess de-watering requirements determined that pump rates would be in the 650-1,100 gallon per minute range.

2011 Exploration Program

Barrick has informed Midway that it intends to conduct and fund the 2011 minimum required program of US$7,000,000 to maintain the EDM Agreement.

The Company has commissioned an independent resource update to assess potential additions to the resource as a result of Barrick's 2009 and 2010 drilling.

To date the Company has incurred total costs of $20,071,977 relating to the exploration of the Spring Valley project.

The Spring Valley project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Pan Project

Location and means of access

The Pan property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.  Access is via a seven mile dirt road running south-southeast from US Highway 50, at a point about 17 miles southeast of Eureka, Nevada. Eureka has a population of about 2,000. Water is readily available from wells west of the property. Power availability is currently being assessed from existing power lines north of the property.

Title

Midway has controlled the property since April 2007 through direct ownership of unpatented lode mining claims administered by the BLM and through mining leases. Midway's land position encompasses a gross area of approximately 9,794.5 acres containing federal lode mining claims.

Midway acquired its interest in the January 7, 2003 mineral lease agreement with Newark Valley Mining Corp. ("NVMC") formerly Gold Standard Royalty Corporation and formerly the Lyle Campbell Trust as a result of its acquisition of Pan-Nevada Gold Corporation on April 13, 2007.  On or before January 5 of each year Midway must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  Midway must incur a minimum of US$65,000 year work expenditures, including claim maintenance fees, during the term of the mining lease.  On January 1, 2010 the Company paid $174,702 (US$167,040).  Subsequent to the year end the Company paid US$213,455 on January 1, 2011.

Midway staked additional claims adjacent to the Pan property some of which fall within the one mile area of interest of the NVMC mining lease and will be subject to the NSR royalty to NVMC. Midway has staked additional claims around the project, increasing the land holdings to over 13 square miles. Midway's land position encompasses a gross area of approximately 9,794.5 acres containing federal lode and placer mining claims and patented fee properties.

The Company has prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type,  names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Leased	1/7/2003, amended 1/1/2009, ratified 10/14/2010	1/7/2023	Newark Valley Mining Corp.	410	Federal Lode - BLM	PAN	119	NMC205565	2.5-4% Gross	7711.6
					Federal Lode - BLM	PAN	37-38	NMC37169-NMC37170
					Federal Lode - BLM	PAN	63-69 (odd)	NMC37172-NMC37175
					Federal Lode - BLM	PE	50-54 (even)	NMC427129-NMC427133 (odd)
					Federal Lode - BLM	PAN	71-74	NMC57946-NMC57949
					Federal Lode - BLM	PAN	22-28	NMC61102-NMC61108
					Federal Lode - BLM	PAN	34-36	NMC61114-NMC61116
					Federal Lode - BLM	PA	8A, 10, 12-18	NMC630283-NMC630291	2.5-4% Gross + 1% NSR
					Federal Lode - BLM	PA	49A	NMC630323
					Federal Lode - BLM	LAT	9-38, 40, 42, 44, 46, 48-60, 47, 61-65	NMC815131-NMC815183	2.5-4% Gross
					Federal Lode - BLM	NC	30-52	NMC958546-NMC958568
					Federal Lode - BLM	NC	59-72	NMC958575-NMC958588
					Federal Lode - BLM	NC	94-121, 124-130, 133-139, 142-146, 149-154, 157-162, 165-170	NMC958610-NMC958674
					Federal Lode - BLM	CT	30-51	NMC980710-NMC980727
					Federal Lode - BLM	PETER	1-51	NMC980728-NMC980778
					Federal Lode - BLM	BSW	38-45, 1-37, 46-47	NMC980787-NMC980825
					Federal Lode - BLM	PA	19, 21, 44, 46, 48	NMC980826-NMC980830
					Federal Lode - BLM	PE	56	NMC980831
					Federal Lode - BLM	NP	1-41	NMC980832-NMC980872
					Federal Lode - BLM	ET	1-41	NMC980873-NMC980913
					Federal Lode - BLM	GWEN	17-18	NMC984635-NMC984636
					Federal Lode - BLM	PAN	111-112, 114, 120-122	NMC984637-NMC984642
					Federal Lode - BLM	PR	1-9	NMC1031802-NMC1031810
Owned	-	-	MGC Resources Inc.	113	Federal Lode - BLM	NC	1-29	NMC958517-NMC958545	-	2,334.7
					Federal Lode - BLM	NC	53-58	NMC958569-NMC958574
					Federal Lode - BLM	NC	73-93	NMC958589-NMC958609
					Federal Lode - BLM	GWEN	1-10	NMC965337-NMC965346
					Federal Lode - BLM	GWEN	19-48	NMC984556-NMC984585
					Federal Lode - BLM	GWEN	49-51	NMC977345-NMC977347
					Federal Lode - BLM	GWEN	54-55, 58-65	NMC977350-NMC977359
					Federal Lode - BLM	REE	81-82	NMC973536-NMC973537

Mineral Resources

On July 20, 2010, Midway announced the results of a preliminary economic assessment ("PEA") for the Pan gold project.  The PEA included an independent audit of an updated mineral resource estimate prepared by Midway.  The updated resource estimates are shown in the table below.  The PEA assumes the Pan gold deposit will be developed as an open pit mine and heap leach operation.  The forecast mine life was 9 years with a total of 327,000 ounces of gold recovered and produced for sale.  Initial project capital costs, as evaluated in the PEA, are estimated at US$45,000,000 plus working capital of US$5,000,000 and a 20% contingency totaling US$9,000,000.  The PEA was prepared under the supervision of William J. Crowl, Donald Hulse, and Terre Lane of Gustavson Associates, LLC, each of whom is independent of Midway and is a "qualified person" under NI 43-101. For further information on this project, please see the PEA entitled "NI 43-101 Preliminary Economic Assessment of the Pan Gold Project, White Pine County, Nevada", dated July 20, 2010, which is available under Midway's company profile at www.sedar.com.

Measured Resource

Cut-Off Grade (opt gold)	Short Tons (Millions)	Gold Grade (opt)	Contained Gold (ounces)
0.006	3.22	0.019	62,100
0.010	2.71	0.021	58,100
0.020	1.17	0.031	36,500
0.030	0.44	0.043	19,000

Indicated Resource

Cut-Off Grade (opt gold)	Short Tons (Millions)	Gold Grade (opt)	Contained Gold (ounces)
0.006	34.43	0.017	546,600
0.010	25.08	0.020	495,800
0.020	8.03	0.030	240,000
0.030	2.64	0.042	110,900

Measured plus Indicated Resource

Cut-Off Grade (opt gold)	Short Tons (Millions)	Gold Grade (opt)	Contained Gold (ounces)
0.006	34.65	0.018	608,700
0.010	27.79	0.020	553,900
0.020	9.20	0.030	276,500
0.030	3.08	0.042	129,900

Inferred Resource

Cut-Off Grade (opt gold)	Short Tons (Millions)	Gold Grade (opt)	Contained Gold (ounces)
0.006	1.60	0.017	26,500
0.010	1.29	0.019	24,000
0.020	0.37	0.030	11,200
0.030	0.14	0.040	5,500

Cautionary Note to U.S. Investors - In this Annual Report we use the terms "mineral resource", "measured mineral resource", "indicated mineral resource" and "inferred mineral resource", which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above.

Geology

The Pan project is a sediment-hosted gold deposit on the prolific Battle Mountain-Eureka gold trend in Nevada. It is an oxide deposit exposed on the surface. Host rocks are Devonian-Mississippian marine siltstone and limestone of the Pilot Formation and the Devils Gate Formation. Breccias developed along the Pan fault are the primary host of gold mineralization. Argillic alteration and silicification are the dominant alteration types associated with gold. At North Pan gold mineralization is primarily hosted by silicified breccia in the Pilot Formation. At South Pan, gold occurs primarily in argillic altered breccia in the Devils Gate Formation. Gold occurs as stratabound mineralization outside of the breccias particularly in the Wendy zone adjacent to South Pan.

Exploration

The Pan mineralization was discovered in 1978 and over 860 holes have been drilled by 10 different exploration companies. These include: Amselco, Hecla, Echo Bay, Alta Gold, Pan Nevada Gold, and a number of other junior exploration companies.

In 2007, the Company drilled 35,510 feet in 113 exploration holes outside of the known resource. Drill results at Boulders extended gold north for 1,300 feet under volcanic outcrop at North Pan. Drill results at Barite and Wendy extended gold at South Pan by 400 feet south and 300 feet east respectively.  The Nana zone, 4,000 feet northwest of North Pan, represents a new exploration opportunity. A large scale soil survey identified four previously unknown gold-arsenic anomalies with no previous exploration drilling.

In 2008, Midway completed 26,245 feet of drilling in 49 RC holes.  Fourteen new holes in the resource area were drilled to verify results from previous operators. Most intercepted higher grades and greater thicknesses than previously reported (Press Release July 9, 2008). Preliminary investigations suggest that assay techniques used by a previous operator may have under-estimated gold values in some of the holes. A higher-grade gold zone was found at North Pan with true widths of 10 to 25 feet and grades from 0.07 to 0.51 opt gold over 800 feet in length. Additional near surface oxide gold was discovered at South Pan where the Wendy zone was expanded to the east under volcanic cover. Three targets outside the resource were tested with no significant results.

In 2009, an internal mineral resource update was completed by Midway and announced in November 2009.

In 2010, Midway commissioned the PEA that included an independent review of the resource. Results of the PEA encouraged Midway to move the project toward production at an accelerated pace. A total of 5,764 feet of core in 14 holes was completed to obtain samples for additional metallurgical testing, geotechnical studies of potential pit walls, and waste rock characterization studies. The gold grades in these core holes were higher than expected based on previous analyses from nearby holes. Insights into the geology and alteration based on the core holes resulted in reassessing the geological constraints of the deposit. Engineering studies were initiated in support of a pre-feasibility study planned for 2011. Environmental base line studies were initiated to support submitting a mining permit, planned for 2011.

2011 Exploration Program

Midway plans additional drilling to expand the resource and confirm the new geological interpretations. A portion of the 2011 drilling will test for undiscovered mineralization beneath proposed mine facilities. Engineering and design work will continue with the intention to complete a feasibility study on the Pan project in 2011.

To date Midway has incurred total costs of $6,625,094 relating to the exploration of the Pan project.  We have budgeted approximately $4.5 million for the 2011 exploration program.

The Pan project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Midway Project

Location and means of access

The Midway property is located in Nye County, Nevada, approximately 15 miles northeast of the town of Tonopah, 210 miles northwest of Las Vegas and 236 miles southeast of Reno.  The property is over the northeastern flank of the San Antonio Mountains and in the Ralston Valley. Water is readily available from water wells drilled on the property under a temporary grant of water rights and power may be accessible as a power line crosses the property.

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

Title

Midway has controlled the property since 2001.  Through a series of agreements, amendments and payments the Company has the option to acquire a 100% interest in the Midway property subject only to a sliding scale royalty on NSR royalty from any commercial production of between 2% to 7%, based on changes in gold prices.  To maintain the option the Company must pay an advance minimum royalty, recoverable from commercial production, of US$300,000 per year on each August 15.  On September 29, 2009 the optionors agreed to waive the US$300,000 payment that would have otherwise been due on August 15, 2010.

In addition, the surface rights to 560 acres in Section 32 are held by the Town of Tonopah. The remaining 80 acres of surface rights in Section 32 are held as two 40-acre parcels by two owners. We hold federal mineral rights for the entirety of Section 32 in unpatented claims.

The Company has prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type,  names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Owned	7/2/2001, extended 5/31/2002, amended 10/1/2002, amended 11/2/2004, amended 10/1/2009	-	MGC Resources Inc. (Schmidt/Patton)	228	Federal Lode - BLM	SP	1-9	NMC387816-NMC387824	2-7% NSR	4,382.8
					Federal Lode - BLM	SP	11-15 (odd)	NMC387826-NMC387830 (even)
					Federal Lode - BLM	SP	17-18	NMC387832-NMC387833
					Federal Lode - BLM	SP	21-32	NMC387836-NMC387847
					Federal Lode - BLM	SP	65-84	NMC390502-NMC470127
					Federal Lode - BLM	SP	95-98	NMC470138-NMC470141
					Federal Lode - BLM	SP	105-108	NMC470148-NMC470151
					Federal Lode - BLM	SP	115-119	NMC470158-NMC470162
					Federal Lode - BLM	SP	123-127	NMC470166-NMC470170
					Federal Lode - BLM	SP	281-286	NMC502125-NMC502130
					Federal Lode - BLM	SP	300-302	NMC502144-NMC502146
					Federal Lode - BLM	SP	320-322	NMC502164-NMC502166
					Federal Lode - BLM	SP	340-351	NMC513285-NMC513296
					Federal Lode - BLM	SP	358-360	NMC513303-NMC513305
					Federal Lode - BLM	SP	366-368	NMC513309-NMC513311
					Federal Lode - BLM	SP	374-376	NMC513317-NMC513319
					Federal Lode - BLM	SP	382	NMC513325
					Federal Lode - BLM	SP	4, 6, 8, 10, 12, 14, 16, 280, 352-357	NMC679116-NMC679129
					Federal Lode - BLM	RV	29-41 (odd)	NMC688327-NMC688339 (odd)
					Federal Lode - BLM	RD	08	NMC830749
					Federal Lode - BLM	RD	12	NMC830753
					Federal Lode - BLM	RD	16	NMC830757
					Federal Lode - BLM	RD	20	NMC830761
					Federal Lode - BLM	RD	24	NMC830764
					Federal Lode - BLM	RD	25-29 (odd)	NMC831839-NMC831843 (odd)
					Federal Lode - BLM	RD	50-60 (even)	NMC831864-NMC831874 (even)
					Federal Lode - BLM	RD	69-84	NMC831883-NMC831898
	6/8/2004	-	MGC Resources Inc. (Newmont)		Federal Lode - BLM	MWAY	67-68	NMC835175-NMC835176	-
					Federal Lode - BLM	MWAY	117-119	NMC835225-NMC835227
					Federal Lode - BLM	MWAY	147-150	NMC835255-NMC835258
					Federal Lode - BLM	MWAY	396	NMC835504
					Federal Lode - BLM	WAY	1-29	NMC838228-NMC838256
					Federal Lode - BLM	MWAY	649-655 (odd)	NMC845408-NMC845414 (even)
	7/2/2001 and amended as above	-	MGC Resources Inc. (Schmidt/Patton)		Federal Lode - BLM	RD	85-100, 103-104, 101-102, 105-106	NMC984613-NMC984634	2-7% NSR

Geology

The Midway project is located at the intersection of the Round Mountain/Goldfield gold trend and the Walker Lane. It is a low-sulfidation epithermal gold system with near-vertical quartz-adularia-gold veins. Host rocks are Ordovician black argillite of the Palmetto Formation and unconformably overlying Tertiary rhyolitic volcanics. Bonanza gold veins occur in a series of en echelon clusters along a 1.5 mile northwest-trending band of mineralization.

The veins are best defined in the Discovery zone with 132 holes. The veins occur in sub-parallel clusters, 10 to 20 feet apart, with an average width of 6 feet. Veins hosted in the argillite form well-defined veins and hydrothermal breccias.  Where the veins pass upward into the volcanics, they splay out to form numerous thinner sub-parallel veins in a braided stockwork zone.  Visible gold is common in the veins with higher-grade gold in an apparent boiling horizon at the unconformity between argillite and volcanics.

Exploration

Veins in the Discovery zone were discovered by Kennecott in 1992. Prior to this the property was explored by Houston Oil and Minerals, Coeur d'Alene Mines, and Rio Algom. Tombstone Exploration and Golconda Resources explored the property after Kennecott.

In 2002, we completed 26,689.5 feet of core drilling in 69 holes. Intercepts such as 2.5 feet of 119 opt gold in 17 feet that averaged 34.7 opt gold in the Midway vein encouraged Newmont to enter into a joint venture on the property in September 2002. Newmont completed an extensive regional exploration programs including airborne magnetic, EM, and radiometric surveys and ground radiometric, gravity and CSAMT surveys. From 2002 to 2003 the Newmont/Midway joint venture drilled a total of 67,703.5 feet in 121 holes in the greater Discovery area and other targets.

From 2003 to 2004, the joint venture drilled 10,195 feet in 7 RC holes and 5,847 feet in 16 core holes. Five holes were drilled in the 121 Zone and the others in a largely untested area south of the Discovery zone. Newmont terminated the joint venture in June 2004.

In 2005, we drilled 8,987 feet in 16 RC holes to test for extensions adjacent to the known resource areas.  The program resulted in the discovery of the Dauntless Zone with hole MW399 which encountered 175 feet of 0.349 opt gold including a vein assaying 15 feet of 3.163 opt gold. An independent resource estimate was completed based on a model of disseminated, strataform mineralization in the Tertiary volcanics using open pit mining methods. The Company no longer believes this business case is optimal for this property and is evaluating a model that would support underground mine development.

In 2006, the Company drilled 26,450 feet in 56 holes. The Dauntless zone was extended 650 feet along strike with true width varying from 23 to 66 feet. Grades vary from 0.029 to 1.16 ounces per ton starting within 165 feet of the surface.  Drilling identified 58 veins with at least one intercept greater than 0.15 ounces of gold per ton that are not yet defined. Plans were proposed for a decline that would allow bulk sampling of the Discovery and Dauntless gold zones for metallurgical testing and allow better access for exploration of the gold bearing quartz veins. Fourteen monitor wells were installed to study the dewatering costs for the decline. Four of the monitor holes encountered new gold mineralization.

In 2007, pump tests from a 450-foot water well in the Discovery area were conducted to determine dewatering needs for a decline. This program estimated the need to pump 2,000 gallons per minute to dewater the decline and mine workings. Engineering was initiated for a decline to provide access 200 feet below high grade portions of certain veins and to then take a 50,000 ton bulk sample.

In 2008, the Company drilled 1,234 feet in 12 RC holes and 2,321 feet in 9 core holes for hydrology and geotechnical testing along the planned route of the decline. Two new vein intercepts were discovered (Press Release May 14, 2008).  No gold was noted in five holes drilled to test proposed waste rock storage sites. A preliminary mining plan was submitted to the BLM and NDEP for an underground decline.

Metallurgical testing by SGS Lakefield Research Limited (Canada) showed up to 94% gold recovery using gravity and cyanide from a 73-lb. composite sample of Discovery vein material grading 0.188 opt gold.  Further work by Gekko Systems Metallurgical Laboratory (Australia) showed that gravity and flotation could achieve 86.7% gold recovery and 66.3% silver recovery without using cyanide, based on a 242-lb composite sample, grading 0.662 opt gold and 0.475 opt silver.

In 2009, the Company worked with the Town of Tonopah, Nevada to negotiate a plan to properly dispose of mine water to the standards required by the State Water Engineer. In early 2011 we signed a memorandum of understanding with the Town of Tonopah for continued cooperation with regards to development of the Midway project nearby to Tonopah's municipal water well fields. The memorandum of understanding provides for mutual information sharing between the Company and Tonopah's engineers for baseline studies and designs, development of water rights for the benefit of Tonopah, and cooperation to reduce redundant facilities.

2011 Exploration Program

In 2011, Midway plans to drill core holes in the Discovery zone to define the true width and continuity of gold grade of the known veins and to test extensions along strike. The angle holes will be sited so that additional veins to the east and west may be tested by the same holes. Additional metallurgical testing and engineering studies are planned, where warranted. A new resource estimate based on underground mining of high angle veins is planned in 2011.

To date Midway has incurred total costs of $8,665,767 relating to the exploration of the Midway project. We have budgeted approximately $2.5 million for the 2011 exploration program.

The Midway project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Gold Rock Project

Location and means of access

The Gold Rock property is situated in the eastern Pancake Range in western White Pine County, Nevada.  The property is 8 miles southeast of the Company's Pan project. Access is via the Green Springs road from US Highway 50 approximately 65 miles from Ely, Nevada. Water is readily available from wells in the region. Power would be available by extending power lines from the Pan property.

Title

Midway has controlled the property since April 13, 2007 through direct ownership of unpatented lode and placer mining claims administered by the BLM and through mining leases. Midway's land position encompasses a gross area of approximately 8,929.5 acres containing federal lode and placer mining claims.

We acquired our interest in the March 20, 2006 mineral lease agreement with NVMC as a result of our acquisition of Pan-Nevada Gold Corporation on April 13, 2007.  On or before January 5 of each year Midway must pay an advance minimum royalty of the greater of US$60,000  or the US dollar equivalent of  108.05 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  Midway must incur a minimum of US$75,000 year work expenditures, including claim maintenance fees, during the term of the mining lease.  On January 1, 2010 Midway paid $108,486 (US$103,728).  Subsequent to the year end we paid US$132,550 on January 1, 2011.

Midway has entered into or acquired four additional agreements for claims adjacent to and contiguous with the NVMC claims:

•

On or before January 15, 2010, we paid the annual advance royalty payment of US$20,000 to Anchor Minerals, Inc. to maintain its mineral lease for 80 unpatented lode mining claims.  The owner holds a 3.5% gross production royalty.

•

On or before January 24, 2010, Midway paid the annual option payment of US$50,000 to Brian Peart to maintain its option to purchase 13 unpatented lode and placer mining claims.  Alternatively Midway can purchase these claims for US$5,000,000 with any payments already paid credited against the total. Mr. Peart holds a sliding scale royalty of between 2 and 6% NSR from commercial production on these claims.

•

On or before February 13, 2010, Midway paid the annual option payment of US$7,750 to Jerry Pankow to maintain its option to purchase 2 unpatented lode mining claims.  Alternatively we can purchase these claims for US$775,000 with any payments already paid credited against the total. Mr. Pankow holds a sliding scale royalty of between 2 and 5% NSR from commercial production on these claims.

•

On or before February 15, 2010, Midway paid the annual payment of US$15,000 to Ronald "Ronny" Jordan to maintain its option to purchase 10 unpatented lode mining claims.  Alternatively we can purchase these claims for US$2,500,000 with any payments already paid credited against the total. Mr. Jordan holds a 2.5% NSR from commercial production on these claims.  The assignor of this lease agreement to Midway also holds a 0.5% NSR.

Over the years the Company has staked additional claims outright adjacent to and contiguous with the Gold Rock property, which are outside of any area of interest.

The Company has prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type,  names, number, unique identifying numbers and the approximate size in acres of each ownership area.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Leased	1/15/2007, amended 1/26/2008	1/15/2017	Anchor Minerals, Inc.	80	Federal Lode - BLM	ROC 1-21	1-21	NMC929929-NMC929949	3.5% Gross	1,652.9
					Federal Lode - BLM	ROC 22-45	22-45	NMC950080-NMC950103
					Federal Lode - BLM	MT	24-41	NMC977619-NMC977636
					Federal Lode - BLM	MT	301-317	NMC984539-NMC984555
Optioned	1/24/2008	1/14/2023	Brian Peart	13	Federal Lode - BLM	LITTLE RICHARD	1-6, 7, 9-10, 12-13	NMC822700-NMC822710	2-6% NSR	207.3
					Federal Placer - BLM	LITTLE RICHARD	15, 22	NMC822711-NMC822712
Leased	3/20/2006, amended 1/1/2009	3/20/2016	Gold Standard Royalty (Nevada) Inc.	297	Federal Lode - BLM	MONTE	1-10	NMC325321-NMC325330	2.5-4% Gross	6,136.4
					Federal Lode - BLM	MONTE	20	NMC325340
					Federal Lode - BLM	MONTE	22-34	NMC325342-NMC325354
					Federal Lode - BLM	MONTE	36-47	NMC325356-NMC325367
					Federal Lode - BLM	MONTE	49-55	NMC325369-NMC325375
					Federal Lode - BLM	MONTE	61-67	NMC325381-NMC325387
					Federal Lode - BLM	MONTE	72-85	NMC325392-NMC325405
					Federal Lode - BLM	MONTE	90-94	NMC325410-NMC325414
					Federal Lode - BLM	MONTE	97	NMC325417
					Federal Lode - BLM	MONTE	98-102	NMC408429-NMC408433
					Federal Lode - BLM	MONTE	137-142	NMC408468-NMC408473
					Federal Lode - BLM	MONTE	144-150	NMC408475-NMC408481
					Federal Lode - BLM	ECHO	52-55	NMC420382-NMC420385
					Federal Lode - BLM	ECHO	142	NMC420469
					Federal Lode - BLM	MONTE	160	NMC477661
					Federal Lode - BLM	MT	126-200, 202-218, 220-227, 42-90, 94-96, 101-104, 111-124	NMC977427-NMC977594
					Federal Lode - BLM	MONTE	222	NMC977595
					Federal Lode - BLM	MONTE	201-207, 209-212, 215-221	NMC980693-NMC980709
					Federal Lode - BLM	MONTE	48, 56, 58, 60, 143, 145, 168-173	NMC980914-NMC980925
					Federal Lode - BLM	MT	345-351	NMC984643-NMC984649

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Optioned	2/13/2008	2/13/2023	Jerry Pankow	2	Federal Lode - BLM	LITTLE RICHARD	25-26	NMC863772-NMC863773	2-5% NSR	41.3
Owned	-	-	MGC Resources Inc.	67	Federal Lode - BLM	MT	178, 189, 201, 125	NMC977423-NMC977426	-	1,384.3
					Federal Lode - BLM	MT	1-23	NMC977596-NMC977618
					Federal Lode - BLM	MT	91-93, 97-100, 100-110	NMC977639-NMC977649
					Federal Lode - BLM	MT	318-344	NMC984586-NMC984612
Optioned	2/15/2004, assigned to MGC 2/13/2008	-	Ronald W. ("Ronny") Jordan	10	Federal Lode - BLM	BIG JR	9-12	NMC826346-NMC826349	2.5% NSR	206.6
					Federal Lode - BLM	JJ NO	1-4	NMC849888-NMC849891
					Federal Lode - BLM	DG NO	5-6	NMC849892-NMC849893

Geology

Gold Rock is a sediment-hosted gold system in highly prospective host rocks within a 14 square mile land position along the Battle Mountain-Eureka gold trend. Gold was mined at the Easy Junior pit from Mississippian marine siltstone and limestone of the Joanna and Chainman Formations. Additional gold anomalies occur in the Devonian-Mississippian Pilot and Devils Gate Formations, the same host rocks as found at the nearby Pan project. These potential host rocks are exposed for 6 miles of strike length and may have been repeated by east verging thrust faulting. Exposures in the Easy Junior pit wall show mineralization is associated with the crest of a tight anticline cut by a high angle reverse fault. Gold is associated with silicification and argillic alteration of the host rocks along the structure. Historic drill data suggests additional folds and thrust faulting around and along strike of the pit.

Exploration

The Easy Junior Mine, in the center of the Gold Rock property, reportedly produced 2.9 million tons of 0.026 opt gold (74,945 ounces gold contained) during operations by Alta Gold and the Alta Bay joint venture (Alta Gold-Echo Bay). The mine was shut down in 1994, due to low gold prices. A historic database of 794 holes containing 269,446 feet of drilling was acquired in 2008. Analysis of this drill data by Midway outlined a gold zone in the walls of the pit and along strike extending south into the Decker Flat area. The gold zone is defined by 300 holes and extends for 9,200 feet along the strike of the Easy Junior anticline. This zone appears to be oxide, above the water table, and open in all directions.

Exploration work by Midway to date has primarily been data compilation and surface exploration.  Data compilation has included drill hole data, rock and soil geochemical data, geologic mapping, and geophysical surveys generated by previous exploration companies. Midway has generated new geology and alteration mapping and additional rock and soil sampling. A gravity survey was conducted over the property position. The new and old data are being evaluated to generate exploration targets for future drilling.

In 2008, Midway drilled 3,525 feet in 11 RC holes on the Anchor target at the south end of the property. The target was gold bearing Pilot shale. Five holes found strongly anomalous gold in the Pilot formation, a regionally favorable host rock. Several targets were not tested due to large voids in the rock above the targets. The drill rig in use at that time was not equipped to get past these areas. Follow up drilling is planned when appropriate equipment is available.

2011 Exploration Program

Midway plans to initially focus its efforts on the Easy Junior-Decker Flats gold zone in 2011. A first round of drilling is designed to confirm the historic data, verify locations and grades, and test for expansion potential.  This will be followed by a second round of drilling to convert the indicated historic gold zone to a NI43-101 compliant resource. A surface exploration program is on-going to identify additional targets that may be tested in a third round of drilling either in 2011 or 2012.

To date Midway has incurred total costs of $747,530 relating to the exploration of the Gold Rock project.  We have budgeted approximately $2.6 million for the 2011 exploration program.

The Gold Rock project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Other Nevada Properties

The Company's Thunder Mountain and Burnt Canyon projects are exploration projects that Midway does not consider to be material properties of Midway at this time.  The Company abandoned the Roberts Gold property in fiscal 2010.  These projects are without known reserves, as defined under SEC Guide 7.

Thunder Mountain is a gold and silver rich epithermal vein and disseminated gold system hosted in rhyolite tuffs and flow dome complexes located six miles southeast of the Midway project in Nye County, Nevada.  From August 2008 to May 2009, Kinross Gold USA funded the project under an exploration and option to joint venture agreement. Kinross conducted a first pass drill program but did not encounter any significant results.

Burnt Canyon is a volcanic hosted epithermal system with gold identified in numerous rock and soil samples.  The project lies between high grade veins in the Seven Troughs district to the south and the Wildcat disseminated gold deposit to the north in Pershing County, Nevada.  The Company plans a first pass drill program in 2011 on this project.

Roberts Gold, located on the Battle Mountain/Eureka gold trend in Nevada, was abandoned and the Company wrote off $119,980 of deferred acquisition costs in the year ended December 31, 2010.

Washington Property

The map below shows the location of Midway's property located in Washington, USA.  This property is described in further detail below.

Golden Eagle Project

Location and means of access

The Golden Eagle property is located on private land in the Eureka (Republic) mining district in Ferry County, Washington.  The property is two miles northwest of the town of Republic, Washington and is accessed by the Knob Hill county road. Power is available at the nearby (< 1 mile) Knob Hill Mine. Water availability has not yet been determined.

Title

On August 1, 2008 the Company issued 600,000 common shares at US$2.50 per common share for proceeds of US$1,500,000 by way of a private placement to Kinross Gold USA Inc. ("Kinross") and concurrently purchased a 75% interest in the Golden Eagle project from Kinross at a cost of US$1,500,000 ($1,537,950).  The Company then purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of US$483,333 ($500,200). Kinross retained a 2% net smelter returns royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill.  Midway completed the acquisition of the Golden Eagle property through a wholly-owned subsidiary created to hold the property.

In the year ended December 31, 2009, the Company staked additional claims and purchased two additional blocks of land at a cost of $177,393 to expand its Golden Eagle land property package.

Midway's land position encompasses a gross area of approximately 339.5 acres containing federal lode mining claims and patented lode mining claim and fee properties.

The Company has prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type,  names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Owned	-	-	Golden Eagle Holding Inc.	3	Federal Lode - BLM	GEH	1-3	ORMC164710-ORMC164712	-	5.4

Ownership	Agreement Date	Owner (source)	Land	Land Type	Name/Lot	Location	Mineral Survey/Patent Numbers	Gold Royalty	Approx. Acreage*
Owned	75% - 5/28/2008; 25% - 7/28/2008	Golden Eagle Holding Inc. (Echo Bay/Hecla)	fee	Patented Lode - Fee	Mountain Lion	T 37 N, R 32 E, W.M., Sec. 27	M.S. 402-A	0-0.75% Gross + 2% NSR on 75% of Production	20.7
				Patented Lode - Fee	Flat Iron	T 37 N, R 32 E, W.M., Sec. 27	M.S. 402-A		7.6
				Patented Lode - Fee	Last Chance	T 37 N, R 32 E, W.M., Sec. 27	M.S. 402-A		20.7
				Patented Mill Site - Fee	Mountain Lion	T 37 N, R 32 E, W.M., Sec. 27	M.S. 402-B		5.0
				Patented Lode - Fee	Gopher	T 37 N, R 32 E, W.M., Sec. 27	M.S. 509		19.7
				Patented - Fee	Government Lot 1	T 37 N, R 32 E, W.M., Sec. 27	-		41.1
				Patented - Fee	Government Lot 2	T 37 N, R 32 E, W.M., Sec. 27	-		6.8
				Patented - Fee	Government Lot 3	T 37 N, R 32 E, W.M., Sec. 27	-		0.5
				Patented - Fee	Government Lot 4, less Tax Lot 4	T 37 N, R 32 E, W.M., Sec. 27	-		7.3
				Patented - Fee	N½NE¼, less Tax Lot 12-02	T 37 N, R 32 E, W.M., Sec. 27	-		77.4
	5/26/2009	Golden Eagle Holding Inc. (Vaagen)		Patented - Fee	Government Lot 12	T 37 N, R 32 E, W.M., Sec. 27	-	-	8.8
	5/28/2008	Golden Eagle Holding Inc. (Echo Bay)		Patented - Fee	Government Lot 1	T 37 N, R 32 E, W.M., Sec. 28	-	2% NSR	36.0
	4/22/2009	Golden Eagle Holding Inc. (Bowe)		Patented Lode - Fee	South Penn, less Tax Lot 8	T 37 N, R 32 E, W.M., Sec. 28	M.S. 664	-	12.9
				Patented Lode - Fee	South Penn Fraction	T 37 N, R 32 E, W.M., Sec. 28	M.S. 664		3.3
				Patented - Fee	Government Lot 4, less Tax Lot 9	T 37 N, R 32 E, W.M., Sec. 28	-		10.9
	5/26/2009	Golden Eagle Holding Inc. (Vaagen)		Patented - Fee	Tax Lot 5	T 37 N, R 32 E, W.M., Sec. 28	-	-	2.6/0/0
				Patented Lode - Fee	Vulcan No. 2	T 37 N, R 32 E, W.M., Sec. 28	M.S. 606		19.5/0/0
				Patented - Fee	Tax Lot 8	T 37 N, R 32 E, W.M., Sec. 28	-		2.5
				Patented - Fee	Tax Lot 9	T 37 N, R 32 E, W.M., Sec. 28	-		3.3
				Patented Lode - Fee	Mormon Lode	T 37 N, R 32 E, W.M., Sec. 28	M.S. 584		13.4
				Patented - Fee	Government Lot 5	T 37 N, R 32 E, W.M., Sec. 28	-		13.9

Mineral Resources

On June 25, 2009, the Company announced an indicated resource estimate of 31,400,000 tons at a grade of 0.055 opt containing 1,744,000 ounces of gold based on drilling by previous operators.  There is an additional inferred resource estimate of 5,100,000 tons at a grade of 0.038 opt containing 192,000 ounces of gold. Both estimates are reported at a cut off grade of 0.02 opt gold and constrained within a Lerchs-Grossman pit shell using a $750 per ounce gold price and 85% gold recovery.  The estimated metal content does not include consideration of any other mining, mineral processing, or metallurgical recoveries. The most likely cut-off grade for this deposit is not known at this time and must be confirmed by the appropriate economic studies. Mineral reserves have not been estimated.  The report was prepared under the supervision of Eric Chapman and Dr. Thom Seal both of whom are independent of the Company and are "qualified persons" under NI 43-101. For further information on this project, please see the report entitled "Golden Eagle Project, Washington State, USA, Technical Report" dated effective July, 2009, which is available under the Company's profile at www.sedar.com.

Cautionary Note to U.S. Investors - In this Annual Report we use the terms "mineral resource", "measured mineral resource", "indicated mineral resource" and "inferred mineral resource", which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines. US investors in particular are advised to read carefully the definitions of these terms as well as the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above.

Geology

The Golden Eagle is a volcanic hosted, epithermal gold system with gold in quartz veins and disseminated in extensive breccia bodies. The host rocks are andesite flows and volcaniclastics of the Eocene age Sanpoil Formation along the western margin of the Republic Graben. Gold occurs primarily in silicified and argillized hydrothermal breccia that is 2,500 feet long and 1,000 feet wide. The gold zone is roughly east-west. It is exposed at the surface at the historic Mountain Lion mine to the west and plunges to the northeast. Locally the breccia is cut by quartz veins carrying higher grades of gold. Gold and silver mineralization is often found in solid solution with sulfide minerals and is considered refractory. Historical underground mining extracted gold and silver rich quartz veins adjacent to and beneath Golden Eagle.

Exploration

Exploration was conducted on the property from 1940 to 2000 by Knob Hill Mining, Day Mines, Hecla, Santa Fe Pacific Gold, and Echo Bay. Hecla and Santa Fe Gold defined a large gold resource on the property and conducted pre-feasibility studies including numerous metallurgical tests. After Santa Fe Gold was acquired by Newmont, the property was traded to Echo Bay during a time of low gold prices. Kinross acquired Echo Bay and focused their efforts elsewhere.

In 2008, The Company acquired Golden Eagle and began compiling and reviewing the historic database of 835 drill holes containing 165,775 feet of mostly core drilling. Many of the older shallow holes could not be verified, leaving 126,591 feet in 164 holes that could be verified for use in creating a new gold model. Dr Thom Seal was contracted to review the numerous metallurgical reports and summarize the results for the Company. Company geologists mapped the historic pits and sampled pit walls and dumps.

In 2009, the Company contracted Snowden Mining Industry Consultants to produce an independent NI43-101 compliant resource estimate.

2011 Exploration Program

Issues related to processing sulfide mineralization and permitting will be assessed in 2011.  The Company has commissioned a preliminary economic assessment to evaluate the economics of different mining options at current higher gold prices.

To date Midway has incurred total costs of $249,433 relating to the exploration of the Golden Eagle project. The Company has budgeted approximately $0.2 million for 2011.

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

On January 27, 2011 the Company was delivered a summons that it is being sued in the state of Nevada by Redcor Drilling, Inc. ("Redcor") for non-payment of the balance of a drilling invoice that is under dispute by the Company.    Redcor is demanding the Company pay US$241,477.24 together with interest at the rate of 4% per annum from September 18, 2010.  The Company has filed for an extension of time to respond to the summons and intends to continue to protest payment of the amount demanded on the basis of non-performance of services.  The Company has recorded the full amount as an accrued liability without accruing interest as the amount of the liability can be estimated and it is likely the Company may be required to pay some portion of the disputed amount.

Redcor placed a mechanic's lien on a portion of the Pan project that the Company leases from NVMC.  Subsequently, the Company posted a surety bond for the disputed amount that will allow the lien to be removed shortly.

ITEM 4.   [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares began trading on the NYSE Amex on January 3, 2008 under the trading symbol "MDW." Our common shares also trade on the TSX Venture Exchange (the "TSX.V") under the trading symbol "MDW." As of March 15, 2011, 101,038,746 common shares were issued and outstanding, and we had approximately 103 shareholders of record.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

As of March 15, 2011, the closing price per share for our common shares as reported by the NYSE Amex was US$1.69 and as reported by the TSX .V was Cdn.$1.63.

The following table sets out the market price range of Midway common shares on the TSX.V for the periods indicated.

Period	High Cdn$	Low Cdn$
2009
First Quarter	$0.93	$0.30
Second Quarter	$0.95	$0.46
Third Quarter	$1.05	$0.61
Fourth Quarter	$1.09	$0.63
2010
First Quarter	$0.91	$0.60
Second Quarter	$0.80	$0.49
Third Quarter	$0.64	$0.38
Fourth Quarter	$0.95	$0.52

2011
First Quarter (through March 15, 2011)	$2.28	$0.80

The following table sets out the market price range of Midway common shares on the NYSE Amex for the periods indicated.

Period	High US$	Low US$
2009
First Quarter	$0.75	$0.35
Second Quarter	$0.93	$0.80
Third Quarter	$1.00	$0.56
Fourth Quarter	$1.04	$0.57
2010
First Quarter	$0.92	$0.58
Second Quarter	$0.82	$0.44
Third Quarter	$0.64	$0.38
Fourth Quarter	$0.95	$0.55

2011
First Quarter (through March 15, 2011)	$2.39	$0.80

Dividend Policy

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider our then current business results, cash requirements and financial condition.

Repurchase of Securities

During 2010, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

As of December 31, 2010, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our Stock Option Plan adopted by the Board of Directors on May 6, 2003 as amended on May 12, 2008 (the "Stock Option Plan").  The Stock Option Plan has been approved by our shareholders.

The following summary information is presented for the Stock Option Plan as of December 31, 2010.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	6,460,000	$1.10	3,183,950
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

Persons Eligible

The Stock Option Plan provides for the issuance of stock options to any director, senior officer, employee, company that is wholly-owned by a director, senior officer or, subject to applicable laws and the policies of any exchanges on which the Company's common shares are listed, a consultant, as the board of directors of the Company may from time to time designate as a participant under the Stock Option Plan.

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

Each option granted to participants will be subject to individual terms specified by the Board in the participant's option agreement.

In order to comply with all applicable federal, provincial or state income tax laws or regulations, the Company may take such action as it deems appropriate to ensure that all applicable federal or state payroll, withholding, income or other taxes, which are the sole and absolute responsibility of a participant, are withheld or collected from such participant.

The Board of Directors amended the Stock Option Plan on May 12, 2008 to add an appendix called the Stock Incentive Plan for United States Resident Employees (the "U.S. Plan") to supplement and be a part of the Stock Option Plan.  The purpose of the U.S. Plan is to enable the Company to grant Incentive Stock Options, as that term is used in Section 422 of the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder to qualifying employees who are citizens or residents of the United States of America. This does not change the aggregate number of options that can be granted pursuant to the Stock Option Plan. The purpose of the Stock Option Plan is to allow the Company to grant options to directors, officers, employees and consultants, as additional compensation, and as an opportunity to participate in the success of the Company. The granting of such options is intended to align the interests of such persons and those of the shareholders. Options will be exercisable over periods of up to 10 years as determined by the Board of Directors of the Company and are required to have an exercise price no less than the market price prevailing on the date the option is granted less applicable discount, if any, permitted by the policies of the TSX Venture Exchange and approved by the Board of Directors. Market price means the last closing price per share on the TSX Venture Exchange on the trading day immediately precedent the day on which the Company announces the grant of the option or, if the grant is not announced, on the date of grant.

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

In the event of a stock split, consolidation or reclassification or other change in the Company's capital, other than an issue of common shares or by way of stock dividend, the number and exercise price of options will be adjusted by the Board to preserve the rights of the participants substantially proportionate to those existing prior to such event.

Shares issuable upon exercise of stock options have been registered under the U.S. Securities Act of 1933, as amended, pursuant to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 22, 2008.

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

Termination, Retirement, Resignation or Death of Participant

If any participant ceases to be eligible for a grant of options under the Stock Option Plan for any reason (a "Termination"), except the death of a participant or by reason of retirement pursuant to an established retirement policy of the Board or dismissal from employment or service for cause, all options granted to the participant under the Stock Option Plan and then held by the participant will, to the extent such options were vested and exercisable immediately prior to Termination, continue to be exercisable by the Participant for a period of 90 days following Termination or until the expiration date of the option if earlier.

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

Recent Sales of Unregistered Securities

Our unregistered sales of equity securities during the year ended December 31, 2010, have previously been reported on Current Reports on Form 8-K.

Stock Performance Graph

The performance graph below shows Midway Gold Corp.'s cumulative total return based on an initial investment of $100 in Midway common stock, as compared with the NYSE Amex Composite Index and the NYSE Amex Gold Miners Index.  The chart shows performance marks as of the last trading day during each of the last five years.  This performance chart assumes:  (1) $100 was invested on December 31, 2005 in Midway common stock at a price of $1.33 the NYSE Amex Composite Index and the NYSE Amex Gold Miners Index; and (2) all dividends are reinvested.

	31-Dec-2005	30-Dec-2006	29-Dec-2007	31-Dec-2008	31-Dec-2009	31-Dec 2010
Midway Gold Corp.	$100.00	$197.75	$292.49	$34.59	$65.42	$63.14
NYSE Amex Composite Index	$100.00	$116.81	$136.87	$79.38	$103.66	$125.44
NYSE Amex Gold Miners Index	$100.00	$121.84	$142.38	$104.24	$143.12	$191.69

Exchange Controls

Canada has no system of exchange controls.  There are no Canadian restrictions on the repatriation of capital or earnings of a Canadian public company to non-resident investors.  There are no laws in Canada or exchange restrictions affecting the remittance of dividends, profits, interest, royalties or other payments to non-resident holders of common shares, except as described under "Taxation".

Taxation

Dividends paid or credited or deemed under the Income Tax Act (Canada) to be paid or credited by Midway on its common shares to a shareholder that is not resident in Canada for purposes of the Income Tax Act (Canada) will generally be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividend, subject to any reduction in the rate of withholding to which the shareholder is entitled under any applicable income tax convention between Canada and the country in which such shareholder is resident.  For example, where such shareholder is a resident of the United States, is fully entitled to the benefits under the Canada-United States Income Tax Convention (1980) and is the beneficial owner of the dividends, the applicable rate of Canadian withholding tax is generally reduced to 15% (or 5% in circumstances where such shareholder is also a company that is the beneficial owner of at least 10% of the voting stock of the Company).

ITEM 6.   SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See "Cautionary Note Regarding Forward-Looking Statements."  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors and Uncertainties" and elsewhere in this Annual Report.

Company Overview

Midway is an exploration stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. Our mineral properties are located in Nevada and Washington. The Midway, Spring Valley, Pan, Gold Rock, and Golden Eagle gold properties are exploratory stage projects and have identified gold mineralization and the Thunder Mountain and Burnt Canyon projects are earlier stage gold and silver exploration projects. The Company is currently transitioning itself from an exploration company to a gold production company with plans to advance the Pan gold deposit located in White Pine County, Nevada through to production by as early as 2013.

Spring Valley Project

Barrick has the exclusive right to earn a 60% interest in the Spring Valley project by spending US$30,000,000 on the property over five years. Barrick may increase its interest by 10% (70% total) by spending an additional US$8,000,000 in the year immediately after vesting at 60%. At the Company's election, Barrick may also earn an additional 5% (75% total) by carrying the Company to a production decision and arranging financing for the Company's share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established.

Barrick conducted and funded exploration in 2010 on the Spring Valley project to meet its minimum level of US$5,000,000.

See "Item 2. Description of Properties - Spring Valley Project" for a more detailed description of the agreement with Barrick and the 2010 exploration program.

Pan Project

The most significant result of 2010 was the commissioning of the July 20, 2010 PEA (preliminary economic assessment) for the Pan gold project.

See "Item 2. Description of Properties - Pan Project" for a more detailed description of the 2010 exploration program.

Midway Project

The most significant result of 2010 was co-operating with the Town of Tonopah to negotiate a plan to properly dispose of waste water from a future mine at the Midway project to the standards required by the State Water Engineer.

See "Item 2. Description of Properties - Midway Project" for a more detailed description of the 2010 exploration program.

Gold Rock Project

The most significant result of 2010 was data compilation and surface exploration.

See "Item 2. Description of Properties - Gold Rock Project" for a more detailed description of the 2010 exploration program.

Golden Eagle Project

Efforts in 2010 were limited to assembling a data package of previously developed technical information to be delivered to a third party consultant to provide a review and complete a scoping study on Midway's behalf and to aid in planning future development, if warranted.

See "Item 2. Description of Properties - Golden Eagle Project" for a more detailed description of the 2010 exploration program.

Exploration projects:

The Company maintained its interests in the Thunder Mountain and Burnt Canyon projects and returned the Roberts Gold project to its owners.

Results of operations for the year ended December 31, 2010 compared to the years ended December 31, 2009 and 2008

The net loss for the year ended December 31, 2010 was $5,826,972 (2009 -$2,642,176; 2008 - $16,165,394).

Significant differences in costs between the years are as follows:

Exploration expenses in the year ended December 31, 2010 were $3,578,717 (2009 - $1,041,425; 2008 - $9,085,990).  The details of the expenses in each year may be found in the schedule to the audited consolidated annual financial statements, but are summarized here:

	Fiscal Year
	2010	2009	2008

Midway project	$187,847	$382,461	$1,632,453
Spring Valley project	$106,253	$123, 933	$5,012,151
Pan project	$3,046,300	$196,082	$1,685,881
Golden Eagle project	$44,312	$162,099	$43,022
Gold Rock project	$173,765	$103,915	$399,622
Burnt Canyon project	$14,480	$24,428	$73,418
Property investigations and abandoned properties	$2,657	$1,863	$43,081
Total	$3,578,717	$1,041,425	$9,085,990

Exploration levels are determined by the success of previous exploration programs on each project and in part by available cash to fund additional programs.   As discussed earlier Barrick has been funding the Spring Valley project since the beginning of 2009 and the expenses reported by the Company related to activities not funded by Barrick. Exploration salaries and labor allocated to all the projects totaled $433,729 (2009 - $275,326; 2008 - $1,233,587) include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $48,775 (2009 - $197,169; 2008 - $258,158).

Included in consulting fees was $96,750 (2009 - $115,000; 2008 - $90,000) paid to Golden Oak Corporate Services, a company wholly owned by Doris Meyer, the Company's Chief Financial Officer and Corporate secretary for financial reporting and corporate compliance services.  Consulting fees in 2008 included a $100,000 fee paid to an investment banker for advice in the failed business combination with Golden Predator Mines Inc.

Investor relations and travel costs combined were $339,346 (2009 - $182,270; 2008 - $259,458).  Management travelled to and participated in several investor shows in North America.  In 2010, the Company focused its investor relations efforts on increasing the market's awareness of the Company by travelling to meet potential investors for one-on-one meetings and attending fewer retail investor conferences.

Professional fees paid to lawyers and auditors in the year ended December 31, 2010 was $268,087 (2009 - $493,568; 2008 - $610,497).  In 2009 the Company incurred significant legal and auditing costs as it investigated and evaluated business opportunities. In 2008 the Company incurred significant legal and auditing costs related to a failed business transaction with Golden Predator Mines Inc.

Salaries and benefits charged to administration totalled $1,668,094 (2009 - $1,693,147; 2008 - $1,076,408) which includes the non-cash component of stock based compensation of $789,826 (2009 - $955,069; 2008 - $242,870).

Transfer agent and filing fees were $114,536 (2009 - $91,053; 2008 - $129,524) have increased from the previous year as the stock exchange listing fees are based on market capitalization which has increased.

Decreases in interest income in the current year are a result of the decreased interest rates and lower levels of cash on deposit.  The income tax recovery of $911,000 (2009 - $483,163; 2008 - $1,777,000) and an unrealized foreign exchange loss (gain) of ($469,035) (2009 - $(1,023,349); 2008 - $1,669,594) which is included within the foreign exchange loss (gain) of ($320,623 (2009 - $(832,783); 2008 - $1,473,709) relate to the US dollar denominated future income tax liability recorded upon the acquisition of Pan-Nevada and the Midway and Spring Valley projects.

ASC US GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company's Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value each reporting period.  On November 22, 2010 the share purchase warrants included in the public offering of units has an exercise price of US$0.90.  At November 22, 2010 the fair value of the warrant and the resulting warrant liability was $918,870 and at December 31, 2010 the fair value of the warrant and the warrant liability was $1,562,544 with the difference of $643,674 recorded as a loss on warrant liability.  Midway subsequently accelerated the expiry date of these warrants and by March 14, 2011 2,650,000 of the US $0.90 share purchase warrants had been exercised and 680,000 expired unexercised.   The liability will be eliminated in the first quarter 2011 interim financial statements.

Results of operations for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009

The net loss for the three months ended December 31, 2010 was $2,095,726 (2009 - $68,314).

Significant differences in costs between the quarters are as follows:

Exploration expenses in the three months ended December 31, 2010 was $1,162,373 (2009 - $135,422).  In the three months ended December 31, 2010 $36,234 (2009 - $100,788) was spent at the Midway Project, $76,075 (2009 - $8,864) at the Spring Valley Project, $979,085 (2009 - $9,951) at the Pan Project and $70,979 (2009 - $15,819) combined at the Company's other exploration projects and property investigations.  Exploration levels are determined by the success of previous exploration programs on each project and available cash to fund additional programs. Salaries and benefits included in mineral property exploration expenditures included $48,775 (2009 - $27,615) of non-cash component of stock based compensation.

Including in consulting fees was $29,250 (2009 - $22,500) paid to Golden Oak Corporate Services, a company wholly owned by Doris Meyer, the Company's Chief Financial Officer and Corporate secretary for financial reporting and corporate compliance services for the three months ended December 31, 2010.

Investor relations and travel costs combined were $99,008 for the three months ended December 31, 2010 (2009 - $46,297).  Management travelled to and participated in several investor shows in North America.  Midway has focused its investor relations efforts on increasing the market's awareness of Midway by travelling to meet potential investors and reducing the number of retail investor shows it attends.

Professional fees paid to lawyers and auditors increased in the three months ended December 31, 2010 of $112,505 (2009 - $24,878) are significantly higher than the fourth quarter of 2009 due to increased activities including contract negotiations, governmental affairs and lobbying, and permitting efforts.

Salaries and benefits charged to administration totalled $305,125 in the three months ended December 31, 2010 (2009 - $170,837) which includes the non-cash component of stock based compensation of $137,903 (2009 - $15,619).

Interest income in the three months ended December 31, 2010 was $2,571 (2009 - $8,093).

In the three months ended December 31, 2010, the income tax recovery of $164,000 (2009 - $423,263) and an unrealized foreign exchange (gain) loss of $(141,143) (2009 - $(32,483)) relate to the US dollar denominated future income tax liability recorded with the acquisition of Pan-Nevada and the Midway and Spring Valley projects.

The $643,674 loss on liability of warrants that occurred in the fourth quarter of 2010 was discussed in the prior section.

Summary of Quarterly Results (Unaudited)

	2010 Quarter Ended In								2009 Quarter Ended In
	Dec		Sept		June		March		Dec		Sept		June		March
	($ in thousands, except per share and total cash cost per ounce data)
Revenue from the sale of minerals	$	Nil-	$	Nil	$	Nil	$	Nil	$	Nil-	$	Nil	$	Nil	$	Nil
Net loss		2,096		1,527		1,812		392		68		836		491		1,247
Net loss per share, basic and diluted		0.02		0.02		0.02		0.00		0.00		0.01		0.01		0.02

Notes and Factors Affecting Comparability of Quarters:

(1)

The Company is a mineral exploration company at the exploration stage and has no operating revenues.

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

(3)

Costs for the June 30 quarter tend to be higher due to printing and mailing of shareholder material for the Company's annual general meeting and costs of conducting this meeting.

(4)

Costs for the December 31 quarter also tend to be higher due to accruals for the annual audit.  Administratively, management tends to critically review all exploration projects in detail at this time of year and makes decisions about which projects it wishes to continue and which projects it will abandon.

Financial Condition and Liquidity

The Company began the year with cash on hand of $1,740,322.  During 2010 the Company expended $5,376,845 on operations, invested a total of $609,667 in mineral property and equipment net of proceeds on sale of surplus equipment, the recovery of reclamation deposits and proceeds on sale of investments and raised $10,309,006 from one private placement, two public offerings and the exercise of share purchase warrants for cash to end at December 31, 2010 with cash on hand of $6,062,816.

The Company has not generated revenues from operations.  The consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future.  Management believes that the Company's cash on hand at December 31, 2010 combined with amounts received from the issuance of shares subsequent to December 31, 2010 (Note 17 to the audited consolidated financial statements) is sufficient to finance exploration activities and operations through the next twelve months.  The Company's ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully raise additional financing for the substantial capital expenditures required to achieve planned principal operations.  While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

In 2010, the Company issued a total of 19,084,499 common shares pursuant to one private placement, two public offerings and the exercise of share purchase warrants for cash proceeds, net of issue costs, of $10,309,006.

Subsequent to December 31, 2010 the Company issued a total of 4,599,250 common shares pursuant to the exercise of share purchase warrants for cash proceeds of approximately $3,944,400.

As of March 15, 2011, there are 7,200,000 stock options at prices ranging from $0.56 to $3.36.  While it is probable that some of these options will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

As at March 15, 2011, there are 5,569,756 share purchase warrants that are "in-the-money" which if exercised will raise a total of $4,455,805.

Midway plans to raise capital in 2011 to fund its continued exploration and development.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of December 31, 2010, we have accrued $41,445 (US$41,670) related to reclamation and other closure requirements at our properties, compared to $41,872 at December 31, 2009. These liabilities are covered by a combination of surety bonds and restricted cash totaling $260,087 (US$261,499) at December 31, 2010 (2009 - $279,126). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of December 31, 2010; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

Critical accounting policies

Critical accounting estimates used in the preparation of the financial statements include our estimate of recoverable value on our property, plant and equipment, site reclamation and rehabilitation as well as the value assigned to stock-based compensation expense and the estimates of future income tax liabilities. These estimates involve considerable judgment and are, or could be, affected by significant factors that are out of our control.

The factors affecting stock-based compensation include estimates of when stock options might be exercised and the stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors including the market value of Midway common shares and financial objectives of the holders of the options. We used historical data to determine volatility in accordance with Black-Scholes modeling, however the future volatility is inherently uncertain and the model has its limitations. While these estimates can have a material impact on the stock-based compensation expense and hence results of operations, there is no impact on our financial condition.

Midway's recoverability evaluation of its mineral properties and equipment is based on market conditions for minerals, underlying mineral resources associated with the assets and future costs that may be required for ultimate realization through mining operations or by sale. Midway is in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk. Bearing these risks in mind, Midway has assumed recent world commodity prices will be achievable. We have considered the mineral resource reports by independent engineers on the Midway, Spring Valley, Pan, Gold Rock and Golden Eagle projects in considering the recoverability of the carrying costs of the mineral properties.  All of these assumptions are potentially subject to change, out of our control, however such changes are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

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

Recent United States Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board ("FASB") issued new accounting standards to address the elimination of the concept of a qualifying special purpose entity which also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new standard became effective for the Company's fiscal year beginning January 1, 2010. The adoption of this standard did not have a material effect on the Company's financial statements.

In January 2010, FASB issued an accounting standards update for fair value measurements and disclosure. This update requires additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation.  The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3.  The updated guidance became effective for the Company's fiscal year beginning January 1, 2010 with the exception of the level of disaggregation which becomes effective for the Company's fiscal year beginning January 1, 2011.  The adoption of the updated guidance did not have a material effect on the Company's financial statements.

In January 2010, FASB issued an accounting standards update for the deconsolidation of a subsidiary or de-recognition of a group of assets. This update requires additional disclosure related to the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets, the nature of the continuing involvement with the subsidiary or entity acquiring the group of assets and whether the transaction was with a related party or whether the former subsidiary or entity acquiring the group of assets will become a related party.  This amendment clarifies but does not change the scope of current US GAAP. The updated guidance became effective for the Company's fiscal year beginning January 1, 2010. The adoption of the updated guidance did not have a material effect on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

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

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were ineffective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that, as of December 31, 2010, the Company's internal control over financial reporting is ineffective based on those criteria and one material weakness was identified as outlined below.

The Company's internal control over financial reporting is determined as ineffective as one material weakness is not remedied. The Company's accounting personnel have limited expertise in US generally accepted accounting principles relating to in depth analysis and review of complex accounting transactions and implementation of new standards that may be material to the Company's financial statements. This control deficiency, which is pervasive in impact, did not and has not resulted in a misstatement to the financial statements; however, there is a reasonable possibility that a material misstatement of the interim or annual consolidated financial statements would not have been prevented or detected on a timely basis.

This Annual Report does not include an attestation report of KMPG LLP, an independent registered public accounting firm that audited the Company's annual financial statements included in this Annual Report, regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permit the Company, as a smaller reporting company, to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Remediation plans

The Company has employed an Assistant CFO and US Controller in its Denver, Colorado office to further increase exposure to US GAAP knowledge and application.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of the Company is incorporated by reference in this Annual Report on Form 10-K to the sections entitled "Information on the Board of Directors and Executive Officers", ("Corporate Governance", "Board Committees" and "Other Governance Matters" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2011 annual meeting of shareholders (the "Proxy Statement").

ITEM 11.   EXECUTIVE COMPENSATION

Reference is made to the information set forth under the section entitled "Executive Compensation" in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Reference is made to the information set forth under the section entitled "Beneficial Ownership Table" in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the information contained under the section entitled "Interests of Insiders and Others in Material Transactions" contained in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information contained under the section entitled "Principal Accountant Fees and Services" contained in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)

The consolidated financial statements are listed on the "Index to Financial Statements" on Page F-1 to this report.

(2)

Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).

(3)

Reference is made to the Exhibit Index that follows the signature pages on this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWAY GOLD CORP.
March 15, 2011	By: /s/ Daniel E. Wolfus Daniel E. Wolfus Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel E. Wolfus Daniel E. Wolfus	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2011

/s/ Kenneth A. Brunk Kenneth A. Brunk	President, Chief Operating Officer and Director	March 15, 2011

/s/ George T. Hawes George T. Hawes	Director	March 15, 2011

/s/ Roger Newell Roger Newell	Director	March 15, 2011

/s/ Frank Yu Frank Yu	Director	March 15, 2011

/s/ Doris A. Meyer Doris A. Meyer	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 15, 2011

 INDEX TO EXHIBITS

Exhibit Number	Description
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

4.5

Common share purchase warrant indenture providing for the issue of up to 5,539,333 common share purchase warrants dated June 10, 2010 between Midway Gold Corp. and Computershare Trust Company of Canada.

4.6

Common share purchase warrant indenture providing for the issue of up to 3,330,000 common share purchase warrants dated November 22, 2010 between Midway Gold Corp. and Computershare Trust Company of Canada.

10.1

Mineral Lease Agreement between the Lyle Campbell Trust and Pan-Nevada Gold Corporation dated January 7, 2003, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.2

Stock Option Plan of Midway Gold Corp., previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.3

Stock Option Plan of Midway Gold Corp. - Form of Stock Option Agreement, previously filed with Amendment No.1 to the initial registration statement on Form S-1/A filed with the Securities and Exchange Commission on September 27, 2007 and incorporated herein by reference.

10.4

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

10.8	Letter of Intent with Kinross dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008
10.9	Letter of Intent with Hecla dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008
10.10	Term Sheet between MGC and Barrick Gold dated October 17, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008
10.11	2008 Stock Option Plan, previously filed on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009
10.12	Exploration, Development and Mine Operating Agreement dated effective March 10, 2009, previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2009
10.13	Agency Agreement dated June 10, 2010 between the Company and Haywood Securities Inc., previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2010
10.14	Agency Agreement dated November 12, 2010 between the Company and Haywood Securities Inc., previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2010
21	Subsidiaries of the Company
23.1	Consent of KPMG LLP
23.2	Consent of William Crowl
23.3	Consent of Donald Hulse
23.4	Consent of Terre Lane
23.5	Consent of Gustavson Associates
23.6	Consent of Eric Chapman, Snowden Mining Industry Consultants Inc.
23.7	Consent of Thom Seal, Differential Engineering Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 21

Subsidiaries of Midway Gold Corp.

A 100% interest in MGC Resources Inc. a Nevada corporation

A 100% interest in MGC Properties Inc., a Nevada corporation

A 100% interest in Pan-Nevada Gold Corporation, a British Columbia corporation which in turn owns 100% of Apex Energy (U.S.) Inc. a dormant Nevada corporation

A 100% interest in GEH (B.C.) Holding Inc. a British Columbia corporation which in turn owns 100% of GEH (U.S.) Holding Inc. a Nevada corporation which in turn owns 100% of Golden Eagle Holding Inc. a Washington corporation

KPMG LLP Chartered Accountants PO Box 10426 777 Dunsmuir Street Vancouver BC V7Y 1K3 Canada	Telephone (604) 691-3000 Fax (604) 691-3031 Internet www.kpmg.ca

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Midway Gold Corp.

We consent to the incorporation by reference in the registration statements on Form S-3 (Nos. 333-172009 and 333-165842) and on Form S-8 (No. 333-148796)of Midway Gold Corp. of our reports dated March 15, 2011, with respect to the consolidated balance sheets of Midway Gold Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, comprehensive loss, and stockholders' equity for each of the years in the three-year period ended December 31, 2010, which report appears in the December 31, 2010 annual report on Form 10-K of Midway Gold Corp.

(Signed) KPMG LLP

Vancouver, Canada

March 15, 2011

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

EXHIBIT 23.2

Consent of William J. Crowl

Reference is made to the Annual Report of Midway Gold Corp. (the "Company") on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011 (the "Annual Report").

I hereby consent to the references to my name under the heading "Description of Properties - Pan property" and to the summary of the technical report entitled "NI 43-101 Preliminary Economic Assessment of the Pan Gold Project, White Pine County, Nevada, dated July 20, 2010" in the Annual Report which the Company used, or directly quoted from, in preparing summaries concerning the Company's mineral resources which appear in such Annual Report and the incorporation therein of such references to the Company's registration statements on Form S-3 (Nos. 333-172009 and 333-165842) and on Form S-8 (No. 333-148796) on Form S-8 (File No. 333-148796).

/s/ "William J. Crowl, R.G."

William J. Crowl, R.G.

March 17, 2011

EXHIBIT 23.3

Consent of Donald E. Hulse, P.E.

Reference is made to the Annual Report of Midway Gold Corp. (the "Company") on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011 (the "Annual Report").

I hereby consent to the references to my name under the heading "Description of Properties - Pan property" and to the summary of the technical report entitled "NI 43-101 Preliminary Economic Assessment of the Pan Gold Project, White Pine County, Nevada, dated July 20, 2010" in the Annual Report which the Company used, or directly quoted from, in preparing summaries concerning the Company's mineral resources which appear in such Annual Report and the incorporation therein of such references to the Company's registration statements on Form S-3 (Nos. 333-172009 and 333-165842) and on Form S-8 (No. 333-148796) on Form S-8 (File No. 333-148796).

/s/ "Daniel E. Hulse, P.E."

Donald E. Hulse, P.E.

March 17, 2011

EXHIBIT 23.4

Consent of Terre A. Lane

Reference is made to the Annual Report of Midway Gold Corp. (the "Company") on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011 (the "Annual Report").

I hereby consent to the references to my name under the heading "Description of Properties - Pan property" and to the summary of the technical report entitled "NI 43-101 Preliminary Economic Assessment of the Pan Gold Project, White Pine County, Nevada, dated July 20, 2010" in the Annual Report which the Company used, or directly quoted from, in preparing summaries concerning the Company's mineral resources which appear in such Annual Report and the incorporation therein of such references to the Company's registration statements on Form S-3 (Nos. 333-172009 and 333-165842) and on Form S-8 (No. 333-148796) on Form S-8 (File No. 333-148796).

/s/ "Terre A. Lane."

Terre A. Lane

March 17, 2011

EXHIBIT 23.5

Consent of Gustavson Associates

Reference is made to the Annual Report of Midway Gold Corp. (the "Company") on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011 (the "Annual Report").

I hereby consent to the references to my name under the heading "Description of Properties - Pan property" and to the summary of the technical report entitled "NI 43-101 Preliminary Economic Assessment of the Pan Gold Project, White Pine County, Nevada, dated July 20, 2010" in the Annual Report which the Company used, or directly quoted from, in preparing summaries concerning the Company's mineral resources which appear in such Annual Report and the incorporation therein of such references to the Company's registration statements on Form S-3 (Nos. 333-172009 and 333-165842) and on Form S-8 (No. 333-148796) on Form S-8 (File No. 333-148796).

/s/ "William Crowl."

Gustavson Associates

March 17, 2011

EXHIBIT 23.6

Consent of Eric Chapman

Reference is made to the Annual Report of Midway Gold Corp. (the "Company") on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011 (the "Annual Report").

I hereby consent to the references to my name under the heading Description of Properties - Golden Eagle Property - Mineral Resources" in the Annual Report which the Company used, or directly quoted from, in preparing summaries concerning the Company's mineral resources which appear in such Annual Report and the incorporation therein of such references to the Company's registration statements on Form S-3 (Nos. 333-172009 and 333-165842) and on Form S-8 (No. 333-148796) on Form S-8 (File No. 333-148796).

/s/ "Eric Chapman"

Eric Chapman

Snowden Mining Industry Consultants Inc.

March 17, 2011

EXHIBIT 23.7

Consent of Thom Seal

Reference is made to the Annual Report of Midway Gold Corp. (the "Company") on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011 (the "Annual Report").

I hereby consent to the references to my name under the heading Description of Properties - Golden Eagle Property - Mineral Resources" in the Annual Report which the Company used, or directly quoted from, in preparing summaries concerning the Company's mineral resources which appear in such Annual Report and the incorporation therein of such references to the Company's registration statements on Form S-3 (Nos. 333-172009 and 333-165842) and on Form S-8 (No. 333-148796) on Form S-8 (File No. 333-148796).

/s/ "Thom Seal"

Thom Seal

Differential Engineering Inc.

March 17, 2011

EXHIBIT 31.1

CERTIFICATIONS

I, Daniel E. Wolfus, certify that:

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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

  c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 17, 2011	/s/ Daniel E. Wolfus Daniel E. Wolfus Chairman, Chief Executive Officer and Director (Principal Executive Officer)

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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

  c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 17, 2011	/s/ Doris A. Meyer Doris A. Meyer Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the "Company") does hereby certify with respect to the Annual Report of the Company on Form 10-K for the period ended December 31, 2010 (the "Report") that:

  1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 17, 2011	/s/ Daniel E. Wolfus Daniel E. Wolfus Chairman, Chief Executive Officer and Director (Principal Executive Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the "Company") does hereby certify with respect to the Annual Report of the Company on Form 10-K for the period ended December 31, 2010 (the "Report") that:

  1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 17, 2011	/s/ Doris A. Meyer Doris A. Meyer Chief Financial Officer and Corporate Secretary (Principal Accounting and Financial Officer)

 The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.

MIDWAY GOLD CORP.

(an exploration stage company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

Years ended December 31, 2010, 2009 and 2008

KPMG LLP Chartered Accountants PO Box 10426 777 Dunsmuir Street Vancouver BC V7Y 1K3 Canada	Telephone (604) 691-3000 Fax (604) 691-3031 Internet www.kpmg.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Midway Gold Corp.

We have audited the accompanying consolidated balance sheets of Midway Gold Corp. as at December 31, 2010 and 2009 and the consolidated statements of operations, cash flows, comprehensive loss and stockholders' equity for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the three-year in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Chartered Accountants

Vancouver, Canada

March 15, 2011

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

MIDWAY GOLD CORP.

 (an exploration stage company)

CONSOLIDATED BALANCE SHEETS

 (Expressed in Canadian dollars)

	December 31, 2010	December 31, 2009

Assets

Current assets:
Cash and cash equivalents	$6,062,816	$1,740,322
Amounts receivable (note 6 (b))	91,710	120,735
Prepaid expenses	134,981	14,088
	6,289,507	1,875,145
Investments (notes 3 and 4)	80,687	-
Reclamation deposit (note 7)	260,087	279,126
Equipment (note 5)	197,224	86,985
Mineral properties (note 6)	49,571,061	49,251,838
	$56,398,566	$51,493,094

Liabilities and stockholders' equity

Current liabilities
Accounts payable and accrued liabilities	$711,091	$403,018

Warrant liability (note 8)	1,562,544	-

Future income tax liability	6,951,570	8,331,605

Stockholders' equity (note 8)
Common stock authorized - unlimited, no par value
Issued - 96,439,496 (2009 - 77,354,997)	100,062,385	92,670,965
Additional paid in capital	9,192,426	6,355,109
Accumulated other comprehensive income	13,125	-
Deficit accumulated during the exploration stage	(62,094,575)	(56,267,603)
	47,173,361	42,758,471
	$56,398,566	$51,493,094

Nature and continuance of operations (note 1)
Contingencies (note 10)
Commitments (note 11)
Subsequent events (notes 6, 10 and 17)

Approved on behalf of the Board:

"George Hawes" Director

"Dan Wolfus" Director

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Cumulative period from inception (Mar 14, 1996) to December 31, 2010
				(unaudited)
Expenses
Consulting	$128,676	$100,756	$223,518	$752,865
Depreciation	79,302	118,916	126,399	688,586
Gain on sale of subsidiary	-	-	-	(2,806,312)
Interest and bank charges	5,670	28,500	40,256	891,753
Investor relations	138,257	72,166	123,027	1,236,007
Legal, audit and accounting	268,087	493,568	610,497	2,612,442
Management fees	(19,141)	(29,271)	-	216,588
Mineral exploration expenditures (schedule)	3,578,717	1,041,425	9,085,990	47,480,938
Mineral property interests written off (note 6)	119,980	-	4,246,565	4,391,734
Mineral property interests recovered (note 6)	(60,120)	-	-	(60,120)
Office and administration (note 12)	209,767	203,361	184,189	1,512,507
Salaries and benefits	1,668,094	1,693,147	1,076,408	9,314,064
Transfer agent and filing fees	114,536	91,503	129,524	599,312
Travel	201,089	110,104	136,431	979,735
Operating loss	6,432,914	$3,924,175	$15,982,804	67,810,099

Other income (expenses):
Foreign exchange gain (loss)	320,623	832,783	(1,473,709)	985,993
Loss on change in liability of warrants	(643,674)	-	-	(643,674)
Interest and investment income	10,453	15,260	117,886	853,325
Gain (loss) on sale of equipment	38	(3,057)	(1,769)	(5,903)
Gain (loss) on sale of investments (note 4)	-	53,850	(9,773)	44,077
Investment write down (note 4)	-	(100,000)	-	(130,000)
Unrealized gain (loss) on investments (note 4)	7,442	-	(592,225)	(584,783)
Other income	60	-	-	87,281
	(305,058)	$798,836	$(1,959,590)	606,316
Net loss before income tax	6,737,972	3,125,339	17,942,394	67,203,783
Future income tax recovery (note 15)	911,000	483,163	1,777,000	5,109,208
Net loss	$5,826,972	$2,642,176	$16,165,394	$62,094,575

Basic and diluted loss per share	$0.07	$0.04	$0.31
Weighted average number of shares outstanding	85,133,343	73,050,522	52,791,751

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Expressed in Canadian dollars)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Cumulative period from inception (Mar 14, 1996) to December 31, 2010
Cash provided by (used in):				(unaudited)
Operating activities:
Net loss	$(5,826,972)	$(2,642,176)	$(16,165,394)	$(62,094,575)
Items not involving cash:
Depreciation	79,302	118,916	126,399	688,586
Stock-based compensation (note 8(c))	838,601	1,152,238	501,028	6,974,732
Unrealized foreign exchange loss (gain)	(469,035)	(1,023,349)	1,669,594	(1,329,010)
Investment write down	-	100,000	-	130,000
Unrealized (gain) loss on investment	(7,442)	-	592,225	584,783
Non-cash interest expense	-	-	-	234,765
Loss on change in liability of warrants	643,674			643,674
Future income tax recovery	(911,000)	(483,163)	(1,777,000)	(5,109,208)
Gain on sale of subsidiary	-	-	-	(2,806,312)
Loss (gain) on sale of equipment	(38)	3,057	1,769	5,903
Loss (gain) on sale of investments	-	(53,850)	9,773	(44,077)
Mineral property interests written off	119,980	-	4,246,565	4,391,734
Mineral property interest recovery	(60,120)	-	-	(60,120)
Change in non-cash working capital items:
Amounts receivable	29,025	(32,501)	21,913	(73,423)
Prepaid expenses	(120,893)	16,489	58,885	(155,023)
Accounts payable and accrued liabilities	308,073	34,006	(149,412)	806,096
Accrued interest payable	-	(7,918)	7,918	-
	(5,376,845)	(2,818,251)	(10,855,737)	(57,211,475)

Investment activities:
Proceeds on sale of subsidiary	-	-	-	254,366
Proceeds on sale of equipment	3,321	17,886	919	22,820
Proceeds on sale of mineral property	-	-	-	233,459
Proceeds on sale of investments	-	300,525	21,327	321,852
Mineral property acquisitions	(439,203)	(926,210)	(3,676,287)	(21,276,224)
Deferred acquisition costs	-	-	-	(23,316)
Purchase of equipment	(192,824)	(10,302)	(110,086)	(1,899,819)
Reclamation deposit	19,039	238,585	(168,472)	(675,470)
	(609,667)	(379,516)	$(3,932,599)	$(23,042,332)

Financing activities:
Advance from Red Emerald Ltd.	-	-	-	12,010,075
Common stock issued, net of issue costs	10,309,006	3,521,651	7,879,494	67,981,943
Promissory note	-	-	2,000,000	2,000,000
Repayment of promissory note	-	(1,000,000)	(1,000,000)	(2,000,000)
Convertible debenture	-	-	-	6,324,605
	10,309,006	2,521,651	8,879,494	86,316,623

Change in cash and cash equivalents	4,322,494	(676,116)	(5,908,842)	6,062,816
Cash and cash equivalents, beginning of year	1,740,322	2,416,438	8,325,280	-
Cash and cash equivalents, end of year	$6,062,816	$1,740,322	$2,416,438	$6,062,816

Supplementary information - note 14

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

 (Expressed in Canadian dollars)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Net loss for the year before other comprehensive loss	$5,826,972	$2,642,176	$16,165,394
Unrealized (gain) loss on investment	(13,125)	(53,850)	502,225
Realized gain on sale of investments	-	53,850	-
Investment write-down	-	-	(622,225)
Comprehensive loss	$5,813,847	$2,642,176	$16,045,394

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 (Expressed in Canadian dollars)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders' equity
Balance, May 14, 1996 (date of inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued:
Private placements	700,000	168,722	-	-	-	168,722
Net loss	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	700,000	168,722	-	-	(114,800)	53,922
Shares issued:
Initial public offering	2,025,000	590,570	-	-	-	590,570
Principal shares	750,000	7,500	-	-	-	7,500
Private placement	1,000,000	1,932,554	321,239	-	-	2,253,793
Exercise of share purchase warrants	1,000,000	2,803,205	-	-	-	2,803,205
Acquisition of mineral property interest	1,000,000	2,065,500	-	-	-	2,065,500
Finders fee	150,000	309,825	-	-	-	309,825
Net loss	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	6,625,000	7,877,876	321,239	-	(2,142,472)	6,056,643
Shares issued:
Exercise of share purchase warrants	100,000	332,124	(32,124)	-	-	300,000
Acquisition of mineral property interest	200,000	246,000	-	-	-	246,000
Finders fee	150,000	224,250	-	-	-	224,250
Net loss	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	7,075,000	8,680,250	289,115	-	(4,086,146)	4,883,219
Consolidation of shares on a two for one new basis	(3,537,500)	-	-	-	-	-
Net loss	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	3,537,500	8,680,250	289,115	-	(6,464,209)	2,505,156
Net loss	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	3,537,500	8,680,250	289,115	-	(11,182,253)	(2,212,888)
Net earnings	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	3,537,500	8,680,250	289,115	-	(8,754,997)	214,368
Shares issued:
Private placement	4,824,500	2,133,786	246,839	-	-	2,380,625
Exercise of share purchase warrants	4,028,000	1,007,000	-	-	-	1,007,000
Exercise of stock options	32,000	12,800	-	-	-	12,800
Financing shares issued	31,250	35,000	-	-	-	35,000
Acquisition of mineral property interest	4,500,000	3,600,000	-	-	-	3,600,000
Share issue costs	-	(544,260)	-	-	-	(544,260)
Stock based compensation	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares issued:
Private placement	700,000	638,838	201,162	-	-	840,000
Exercise of share purchase warrants	294,500	73,625	-	-	-	73,625
Share issue costs	-	(19,932)	-	-	-	(19,932)
Stock based compensation	-	-	531,000	-	-	531,000
Net loss	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	17,947,750	15,617,107	1,295,116	-	(11,765,327)	5,146,896
Shares issued:
Private placement	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of share purchase warrants	213,500	300,892	(46,267)	-	-	254,625
Exercise of stock options	250,000	157,000	(27,000)	-	-	130,000
Share issue costs	-	(183,512)	-	-	-	(183,512)
Stock based compensation	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004, carried forward	20,645,650	18,013,756	2,338,734	-	(14,760,029)	5,592,461

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

 (Expressed in Canadian dollars)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders' equity

Balance, December 31, 2004, brought forward	20,645,650	$ 18,013,756	$ 2,338,734	$ -	$ (14,760,029)	$ 5,592,461
Private placement	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of stock options	165,500	124,364	(31,964)	-	-	92,400
Exercise of share purchase warrants	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share issue costs	-	-	-	-	-	-
Stock based compensation	-	(184,660)	488,075	-	-	303,415
Net loss	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investments	-	-	-	(120,000)	-	(120,000)
Adjustment of future income tax liability to mineral properties (note 2(p))	-	-	-	-	(389,955)	(389,955)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,460,033)	48,303,130
Shares issued:
Private placement	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	(139,705)	-	-	-	(139,705)
Stock based compensation	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	64,821,664	88,181,641	6,170,544	-	(53,625,427)	40,726,758
Shares issued:						-
Exercise of stock options	33,333	32,815	(11,164)	-	-	21,651
Exercise of share purchase warrants	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock based compensation	-	-	1,152,238	-	-	1,152,238
Unrealized gain on investment	-	-	-	53,850	-	53,850
Realized gain on sale of investments	-	-	-	(53,850)	-	(53,850)
Net loss	-	-	-	-	(2,642,176)	(2,642,176)
Balance, December 31, 2009	77,354,997	92,670,965	6,355,109	-	(56,267,603)	42,758,471
Shares issued:
Private placement	1,333,333	514,365	285,635	-	-	800,000
Public offerings	17,738,666	8,294,058	1,504,996			9,799,054
Share issue costs	-	(1,431,027)	212,109	-	-	(1,218,918)
Exercise of share purchase warrants	12,500	14,024	(4,024)	-	-	10,000
Stock based compensation	-	-	838,601	-	-	838,601
Unrealized gain on investment	-	-	-	13,125	-	13,125
Net loss	-	-	-	-	(5,826,972)	(5,826,972)
Balance, December 31, 2010	96,439,496	$ 100,062,385	$ 9,192,426	$ 13,125	$ (62,094,575)	$ 47,173,361

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Cumulative period from inception (May 14, 1996) to December 31, 2010
Exploration costs incurred are summarized as follows:				(unaudited)
Midway project
Assays and analysis	$ (12,412)	$ 21,386	$ 57,592	$ 316,043
Communication	-	-	-	9,513
Drilling	9,800	2,031	477,456	2,053,981
Engineering and consulting	54,331	129,768	557,951	4,149,441
Environmental	7,302	6,239	76,182	233,698
Field office and supplies	10,859	24,504	58,281	236,008
Legal	36,398	38,802	34,142	148,087
Property maintenance and taxes	33,915	43,142	34,448	444,406
Reclamation costs	4,166	(983)	422	30,949
Reproduction and drafting	-	-	-	20,803
Salaries and labour	32,244	97,328	276,938	618,897
Travel, transportation and accommodation	11,271	20,244	59,041	403,941
	187,874	382,461	1,632,453	8,665,767
Spring Valley project
Assays and analysis	-	-	817,314	3,329,900
Communication	-	-	-	10,307
Drilling	-	(152)	2,765,189	10,261,359
Engineering and consulting	62,614	2,396	301,294	2,441,279
Environmental	-	-	14,705	300,445
Equipment rental	-	-	-	64,651
Field office and supplies	785	2,387	125,574	548,991
Legal	8,987	46,744	142,415	364,780
Operator fee	-	-	-	108,339
Property maintenance and taxes	10,204	26,764	96,414	488,065
Reclamation costs	135	(53,078)	16,064	30,746
Reproduction and drafting	-	-	-	29,724
Salaries and labour	19,201	94,755	530,581	1,241,286
Travel, transportation and accommodation	4,327	4,117	202,601	852,105
	106,253	123,933	5,012,151	20,071,977
Pan project
Assays and analysis	96,138	-	240,665	670,505
Drilling	1,181,447	-	597,247	2,431,987
Engineering and consulting	716,530	10,366	284,894	1,104,125
Environmental	147,874	-	9,241	162,734
Field office and supplies	94,977	11,835	30,372	177,320
Legal	125,572	625	985	135,515
Property maintenance and taxes	160,952	88,538	79,229	452,797
Reclamation costs	3,006	-	21,260	70,569
Reproduction and drafting	-	-	-	5,738
Salaries and labour	381,766	81,878	375,955	1,136,463
Travel, transportation and accommodation	138,038	2,840	46,033	277,341
	3,046,300	196,082	1,685,881	6,625,094
Burnt Canyon project
Assays and analysis	-	-	21,921	21,921
Engineering and consulting	-	971	23,765	24,736
Environmental	-	462	-	462
Field office and supplies	37	1,253	81	1,695
Legal	-	614	2,214	2,828
Property maintenance and taxes	14,443	14,995	20,786	50,224
Reproduction and drafting	-	5,036	-	5,036
Salaries and labour	-	-	2,923	2,923
Travel, transportation and accommodation	-	1,097	1,728	4,142
	14,480	24,428	73,418	113,967
Sub-total balance carried forward	$ 3,354,907	$ 726,904	$ 8,403,903	$ 35,476,805

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Cumulative period from inception (May 14, 1996) to December 31, 2010
				(unaudited)
Sub-total balance brought forward	$ 3,354,907	$ 726,904	$ 8,403,903	$ 35,476,805
Thunder Mountain project	-
Assays and analysis	-	-	5,959	14,568
Drilling	-	-	35,396	77,956
Engineering and consulting	-	1	-	706
Environmental	-	-	108	1,717
Field office and supplies	-	1,041	-	1,041
Property maintenance and taxes	2,657	3,776	19	18,905
Reclamation costs	-	(2,955)	-	(578)
Salaries and labour	-	-	1,544	2,047
Travel, transportation and accommodation	-	-	55	55
	2,657	1,863	43,081	116,417
Maggie Creek project
Environmental	-	-	-	197
Field office and supplies	-	-	4,412	4,630
Legal	-	-	461	461
Property maintenance and taxes	-	-	8	14,275
	-	-	4,881	19,563
Roberts Creek project
Assays and analysis	-	-	13,422	20,255
Communication	-	-	10,034	10,034
Drilling	-	3,046	3,025	72,177
Engineering and consulting	-	11	19,303	30,147
Environmental	-	-	4,665	4,665
Field office and supplies	-	1,276	1,989	5,169
Legal	-	4,290	-	7,641
Property maintenance and taxes	-	16,936	25,489	71,584
Reclamation costs	-	1,695	3,795	6,027
Salaries and labour	-	-	8,829	19,203
Travel, transportation and accommodation	-	490	2,747	9,089
	-	27,744	93,298	255,991
Gold Rock project
Assays and analysis	33,864	4,045	22,085	59,994
Drilling	-	7,137	96,168	106,901
Engineering and consulting	48,490	5,538	83,958	163,365
Environmental	359	-	534	893
Field office and supplies	2,911	5,711	12,460	24,753
Legal	702	46	1,547	12,447
Property maintenance and taxes	73,395	78,704	130,159	306,037
Reclamation costs	866	738	-	1,604
Reproduction and drafting	-	-	-	339
Salaries and labour	199	1,303	36,817	38,319
Travel, transportation and accommodation	12,979	693	15,894	32,878
	173,765	103,915	399,622	747,530
Golden Eagle project
Assays and analysis	-	21,690	-	21,690
Drilling	-	3,638	-	3,638
Engineering and consulting	34,430	114,500	26,635	175,565
Field office and supplies	298	1,627	260	2,185
Legal	-	9,486	10,083	19,569
Property maintenance and taxes	9,265	2,362	-	11,627
Salaries and labour	319	62	-	381
Travel, transportation and accommodation	-	8,734	6,044	14,778
	44,312	162,099	43,022	249,433
Sub-total balance carried forward	$ 3,575,641	$ 1,022,525	$ 8,987,807	$ 36,865,739

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Cumulative period from inception (May 14, 1996) to December 31, 2010
				(unaudited)
Sub-total balance brought forward	$ 3,575,641	$ 1,022,525	$ 8,987,807	$ 36,865,739
Abandoned properties
Acquisition costs and option payments	-	-	-	40,340
Assays and analysis	-	-	-	33,536
Communication				109,700
Drilling	-	-	-	776,744
Engineering and consulting	-	-	-	3,237,227
Equipment rental				348,377
Field office and supplies	-	-	-	296,752
Foreign exchange gain				(38,134)
Freight				234,956
Geological and geophysical				63,481
Interest on convertible loans	-	-	-	1,288,897
Legal and accounting	-	-	-	454,432
Marketing	-	-	-	91,917
Mining costs	-	-	-	693,985
Processing and laboratory supplies	-	-	-	941,335
Property maintenance and taxes	-	-	-	361,751
Reclamation costs	-	-	-	32,683
Recoveries				(40,000)
Reproduction and drafting	-	-	-	1,179
Security	-	-	-	350,584
Travel, transportation and accommodation	-	-	-	420,410
Utilities and water	-	-	-	59,425
	-	-	-	9,759,577
Property investigations
Assays and analysis	2,160	11,190	19,736	174,119
Drilling	-	-	-	169,129
Engineering and consulting	208	-	15,503	210,391
Environmental	-	-	5,132	22,761
Field office and supplies	542	2,018	1,773	20,032
Legal	-	-	10,660	10,952
Property maintenance and taxes	-	-	14,130	123,230
Reclamation costs	117	174	1,471	2,930
Reproduction and drafting	-	-	-	4,942
Salaries and labour	-	-	-	3,674
Travel, transportation and accommodation	49	5,518	29,778	113,462
	3,076	18,900	98,183	855,622

	$ 3,578,717	$ 1,041,425	$ 9,085,990	$ 47,480,938

The accompanying notes are an integral part of these consolidated financial statements.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

1.

Nature and continuance of operations

Midway Gold Corp. (the "Company" or "Midway") was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the sourcing, exploration and development of mineral properties.

The Company has not generated revenues from operations.  These consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future.  Management believes that the Company's cash on hand at December 31, 2010 combined with amounts received from the issuance of shares subsequent to December 31, 2010 (Note 17) is sufficient to finance exploration activities and operations through the next twelve months.  The Company's ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully raise additional financing for the substantial capital expenditures required to achieve planned principal operations.  While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

2.

Significant accounting policies

(a)

Basis of presentation

These consolidated financial statements have been prepared under accounting principles generally accepted in the United States of America ("US GAAP").  There are no major differences between Canadian and US GAAP, which affect the Company.  These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company meets the definition of a development stage enterprise under Accounting Standards Codification ("ASC") Section 910-10-15.  Pursuant to the rules and regulations of the Securities and Exchange Commission, a mining company in the exploration stage should not refer to itself as a development stage company in its financial statements. The Company is required to provide additional disclosures from its date of inception, or the date the Company was reactivated to undertake exploration stage activities; therefore, the statement of operations, stockholder equity and comprehensive loss and cash flows include cumulative amounts from May 14, 1996 to December 31, 2010.

(b)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. To limit its credit risk exposure for amounts in excess of federally insured limits, the Company places its deposits with financial institutions of high credit standing.

(c)

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over three to five years, which represents the estimated useful lives of the assets.

(d)

Mineral properties

Costs of exploring, carrying and retaining unproven properties are expensed as incurred. The Company concluded that mineral rights are tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

2.

Significant accounting policies (continued)

(e)

Asset retirement obligations

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company accrues its ongoing surface disturbance asset retirement obligations within accounts payable and accrued liabilities (December 31, 2010 - $41,445; December 31, 2009 - $41,872).

(f)

Impairment of long-lived assets

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

(g)

Stock-based compensation

The Company has a stock option plan.

The Company measures and records in the financial statements the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  Estimates of forfeitures of unvested instruments at the grant date are considered in determining the total compensation to be recognized.  Stock based payments to non-employees are measured at the fair value of consideration received or equity instruments issued, whichever is more reliable and are periodically re-measured until counter party performance is complete.

The offset to the recorded stock based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and the related additional paid-in capital is transferred to share capital.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

2.            Significant accounting policies (continued)

(h)

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method future income tax assets and liabilities are determined based on differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences), and losses carried forward. Future income tax assets and liabilities are measured using the enacted tax rates which will be in effect when the temporary differences are likely to reverse. The effect on future income tax assets and liabilities of a change in tax rates is included in operations in the period in which the change is enacted. The amount of future income tax assets recognized is limited to the amount of the benefit that is more likely than not to be realized.

The Company identifies and applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense.  Any penalties will be recorded in general and administrative expenses.

(i)

Net loss per share

Basic net loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.  Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive.  At December 31, 2010, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 16,190,673 (December 31, 2009 - 3,971,666; December 31, 2008 - 15,244,167).

(j)

Foreign currency translation

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

(k)

Share capital

The Company records proceeds from share issuances, net of issue costs. Shares issued for consideration other than cash are valued at the quoted market price on the closing date for business combinations and at the date of issuance for other non-monetary transactions.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

2.          Significant accounting policies (continued)

(l)

Warrants

The Company accounts for warrants using the fair value method.  Under this method, the value of warrants issued is measured at fair value at the grant date using the Black-Scholes valuation model and recorded as share capital if and when the warrants are exercised.

ASC Section 815-40-55 requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company's Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value each reporting period.

(m)

Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of impairment of mineral properties and equipment, useful lives for amortization, valuation allowances for future income tax assets, fair value of non-cash stock-based compensation and reclamation and environmental obligations. Actual results, as determined by future events, may differ from these estimates.

(n)

Recently adopted accounting policies

In June 2009, the Financial Accounting Standards Board ("FASB") issued new accounting standards to address the elimination of the concept of a qualifying special purpose entity which also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this standard provides more timely and useful information about an enterprise's involvement with a variable interest entity. The new standard became effective for the Company's fiscal year beginning January 1, 2010. The adoption of this standard did not have a material effect on the Company's financial statements.

In January 2010, FASB issued an accounting standards update for fair value measurements and disclosure. This update requires additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation.  The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3.  The updated guidance became effective for the Company's fiscal year beginning January 1, 2010 with the exception of the level of disaggregation which becomes effective for the Company's fiscal year beginning January 1, 2011.  The adoption of the updated guidance did not have a material effect on the Company's financial statements.

In January 2010, FASB issued an accounting standards update for the deconsolidation of a subsidiary or de-recognition of a group of assets. This update requires additional disclosure related to the valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets, the nature of the continuing involvement with the subsidiary or entity acquiring the group of assets and whether the transaction was with a related party or whether the former subsidiary or entity acquiring the group of assets will become a related party.  This amendment clarifies but does not change the scope of current US GAAP. The updated guidance became effective for the Company's fiscal year beginning January 1, 2010. The adoption of the updated guidance did not have a material effect on the Company's financial statements.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

2.

Significant accounting policies (continued)

(o)

Comparative figures

Certain of the comparative figures have been reclassified to conform to the presentation in the current year.

3.

Fair Value Measurements

Fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and  Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The valuation of investments in marketable securities include available for sale securities.  The Company's Level 1 assets include common shares available for sale with no trading restrictions as determined using a market approach based upon unadjusted quoted prices for identical assets in an active market.   Level 1 assets also include warrants that are considered derivatives and are marked to market each reporting period based upon unadjusted quoted prices for identical assets in active markets.  The Company's Level 2 assets include common shares with trading restrictions that will be removed within one year of the financial period reporting date as determined using a market approach and based upon quoted prices for identical assets in an active market adjusted by a discount to market comparable to the discount allowed by the TSX Venture Exchange for private placements.  The Company's Level 3 assets include warrants with trading restrictions that will be removed within one year of the financial reporting date as determined using the Black-Scholes valuation model and a discount to market comparable to the discount allowed by the TSX Venture Exchange for private placements.

The determination of fair value for financial reporting purposes is at December 31, 2010 utilizing the applicable framework is as follows:

Financial Instrument	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total 2010
	Level 1	Level 2	Level 3
Available-for-sale securities	$ -	$ 56,250	$ -	$ 56,250
Derivatives	-	-	24,437	24,437
Total	$ -	$ 56,250	$ 24,437	$ 80,687
Warrant liability	$ -	$1,562,544	$ -	$1,562,544

There were no financial instruments measured at fair value as at December 31, 2009.

4.

 Investments

As consideration of certain area of interest obligations of  NV Gold Corporation ("NVX") that apply to the  Roberts Gold project, the Company was issued 250,000 common shares of NVX and 250,000 common share purchase warrants (the "NVX Warrants") on October 26, 2010.  The NVX Warrants entitle the Company to purchase one common share of NVX at an exercise price of $0.40 until October 26, 2012.  If the volume weighted average price of the common shares of NVX exceed $0.60 for twenty consecutive trading days, NVX may notify the Company in writing that the NVX Warrants will expire 15 trading days from receipt of such notice unless exercised by the Company before such date.  The common shares and the common shares issued pursuant to the exercise of any NVX Warrants will be restricted from trading until February 27, 2011.  Accordingly the NVX common shares are categorized as Level 2 and a discount of 25% was applied to the quoted market value on the date of receipt and on December 31, 2010.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

4.

 Investments (continued)

The NVX Warrants are considered derivatives and are categorized as Level 3 and have been fair valued using the Black-Scholes valuation model and a discount of 25% applied to their fair value on the date of receipt and on December 31, 2010.  The following assumptions were used on the date of receipt: expected life of 2 years; volatility of 100%; no dividend yield; and a risk free interest rate of 1.42%.  The NVX Warrants will be revalued each reporting period with gains or losses recorded in the Statement of Operations.  The following assumptions were used on December 31, 2010: expected life of 1.8 years; volatility of 100%; no dividend yield; and a risk free interest rate of 1.66%.

	December 31, 2010
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair value
Available for sale - common shares	250,000	$ 43,125	$ 13,125	$ 56,250
Warrants	250,000	16,995	7,442	24,437
Total investments		$ 60,120	$ 20,567	$ 80,687

There were no investments at December 31, 2009.

During the year ended December 31, 2010 the Company recorded an unrealized gain on the common shares of NVX of $13,125 in accumulated other comprehensive income and an unrealized gain on the NVX Warrants of $7,442 in the Statement of Operations for the difference in the fair value at December 31, 2010 and October 26, 2010.

During the year ended December 31, 2009, the Company realized a gain of $61,620, offset by the $7,770 write-down on Rye Patch Gold Corp. ("Rye Patch") for the difference in value at March 31, 2009 and December 31, 2008 for a net gain of $53,850.  The Company sold all of its 1,844,500 common shares of Rye Patch for proceeds of $300,525.  The Company recognized an investment write-down of $100,000 for 1,000,000 share purchase warrants of Rye Patch that expired unexercised on September 28, 2009 in the statement of operations.

During the year ended December 31, 2008, the Company realized a loss of $9,773 on the sale of 155,500 common shares of Rye Patch.   The Company recognized an unrealized loss on the common shares of $502,225 and an unrealized gain of $30,000 on the warrants of Rye Patch for the difference in the fair value at December 31, 2008 and December 31, 2007.  The Company considered that the decline in market value of this investment met the characteristics of an "other than temporary impairment" and an adjustment of $120,000  to fair value was recorded in earnings as investment write-down and re-classed from accumulated other comprehensive loss to offset the 2008 loss and bring the net unrealized loss on investment to $592,225.

5.

Equipment

	December 31, 2010			December 31, 2009
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer equipment	$288,420	$ 242,726	$ 45,694	$ 232,507	$ 201,051	$ 31,456
Office equipment	79,049	30,859	48,190	49,918	22,976	26,942
Field equipment	68,953	44,679	24,274	60,715	32,128	28,587
Trucks	138,853	59,787	79,066	56,158	56,158	-
	$575,275	$ 378,051	$ 197,224	$ 399,298	$ 312,313	$ 86,985

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

6.

Mineral properties

The continuity of expenditures on mineral property acquisitions is as follows:

Mineral property	December 31, 2009	Additions	Written off	December 31, 2010
Midway	$7,036,314	$-	$-	$7,036,314
Spring Valley	5,664,517	-	-	5,664,517
Pan	33,632,806	174,702	-	33,807,508
Roberts Gold	119,980	-	(119,980)	-
Gold Rock	422,834	205,490	-	628,324
Burnt Canyon	119,774	59,011	-	178,785
Golden Eagle	2,255,613	-	-	2,255,613
	$49,251,838	$439,203	$(119,980)	$49,571,061

Mineral property	December 31, 2008	Additions	Written off	December 31, 2009
Midway	$6,711,786	$324,528	$-	$7,036,314
Spring Valley	5,664,517	-	-	5,664,517
Pan	33,443,944	188,862	-	33,632,806
Afgan	92,936	27,044	-	119,980
Gold Rock	263,745	159,089	-	422,834
Burnt Canyon	70,480	49,294	-	119,774
Golden Eagle	2,078,220	177,393	-	2,255,613
	$48,325,628	$926,210	$-	$49,251,838

 (a)

Midway property, Nye County, Nevada

Through a series of agreements, amendments and payments the Company acquired a 100% interest in the Midway property subject only to a sliding scale royalty on Net Smelter Returns ("NSR") from any commercial production of between 2% to 7%, based on changes in gold prices and an advance minimum royalty, recoverable from commercial production, of US$300,000 per year ($324,526) on each August 15.  On September 29, 2009 the optionors agreed to waive the US$300,000 payment that would have otherwise been due on August 15, 2010.

On July 1, 2009, and amended on October 14, 2009, the Company agreed with the Town of Tonopah ("Tonopah") and Lumos & Associates ("Lumos") to fund a study to identify the best alternatives with which to maximize the treatment and dewatering of water at a possible mine at the Midway Project for possible municipal use and/or re-injection and to minimize the need for redundant facilities for the benefit of the Company and Tonopah.  Tonopah contracted with Lumos to prepare a preliminary engineering report to identify the best alternatives to which the Company agreed to fund up to US$105,120 of which US$74,294 ($79,120) had been paid or accrued by December 31, 2009 and the balance funded during the 2010 fiscal year.

 (b)

Spring Valley property, Nevada

The Company signed an exploration and option to joint venture agreement (the "Barrick Agreement") with Barrick Gold Exploration Inc., a wholly owned subsidiary of Barrick Gold Corporation, effective on March 9, 2009, on the Spring Valley gold project that superseded a term sheet executed on October 17, 2008.  Barrick is granted the exclusive right to earn a 60% interest in the project by spending US$30,000,000 on the property over five years. Barrick may increase its interest by 10% (70% total) by spending an additional US$8,000,000 in the year immediately after vesting at 60%. At the Company's election, Barrick may also earn an additional 5% (75% total) by carrying the Company to a production decision and arranging financing for the Company's share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established. The Company will coordinate geologic and administrative activities under the direction of Barrick, billing monthly at cost plus an administrative fee of 5%.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

6.

Mineral properties (continued)

At December 31, 2010 the Company had an amount receivable of $62,769 (US$63,110) (December 31, 2009: $80,078 (US$76,192) for recoverable salaries and expenses from Barrick pursuant to the Barrick Agreement, which was subsequently paid.

Through a series of agreements, amendments and payments the Company has the option to acquire a 100% interest in the property package comprising the Spring Valley project subject to NSR royalties ranging from 1% to 7% on different claim groups within the property package.

The Company owns the original core package of 44 unpatented claims (the "Spring Valley Claims").  The vendor retained a NSR royalty from commercial production over 500,000 ounces on a sliding scale increasing from 2% to 7% based on changes in gold prices. In addition, the vendor is entitled to a 1% overriding royalty on NSR from commercial production on all lands owned by the Company or an affiliate and located outside, but within a one half (1/2) mile perimeter of the Spring Valley Claims.

In 2009, the Company completed the purchase of 28 claims contiguous to the Spring Valley Claims under the option from September 1, 2003 subject to the vendor's 2% NSR royalty.

On April 25, 2006, the Company entered into a mineral lease agreement and option to purchase 12 unpatented lode mining claims for US$600,000.  The Company paid US$12,000 on signing, US$24,000 on April 25, 2007 and US$36,000 on April 25, 2008 and each year thereafter to maintain the option.  The April 25, 2009 and April 25, 2010 payments of US$36,000 in each year were paid directly by Barrick.  The option payments can be credited against the purchase price.  The owner retained a 3% NSR royalty.

On July 18, 2008 Midway paid its annual payment of $20,836 (US$20,000) to Dave Rowe and Randall Stoeberl to maintain its option to purchase 97 unpatented mining claims.  On July 18, 2009 and July 18, 2010 Barrick paid the annual payments of US$20,000 directly.  Alternatively Midway can purchase these claims for

US$600,000 with any payments already paid credited against the total. Mr. Rowe and Mr. Stoeberl retained a 3% NSR royalty from commercial production on these claims.

On October 30, 2006, the Company entered into a mineral lease agreement and option to purchase two (2) unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalties payable.  The Company paid US$2,000 on execution, US$4,000 on October 30, 2007, US$5,000 on October 30, 2008 and must pay US$6,000 on each October 30 annually thereafter.  On October 30, 2009 and October 30, 2010 Barrick paid the US$6,000 directly.  The Company has the option to purchase each claim for a price of US$100,000.  Any advance royalties paid will be credited against the purchase price.

On June 1, 2007 the Company entered into a mineral lease agreement and option to purchase two (2) unpatented lode mining claims for US$500,000.  To maintain the option the Company must make monthly payments of US$1,000.  On June 1, 2009 Barrick paid the one-time payment of US$25,000 due at that time.  A further series of one-time payments is due: US$150,000 by June 1, 2012; US$150,000 by June 1, 2014; and US$55,000 by June 1, 2017.   All payments shall be credited towards the purchase price.

On May 5, 2006, the Company purchased land and mineral rights of 920 gross acres, 320 acres net surface, 770 acres net mineral, (the "Seymork Parcel") from Seymork Investments Ltd. ("Seymork") for US$200,000, subject to a 3% NSR royalty on any production and sale of metals from the claims.  On June 11, 2008 the Court settled a long standing title dispute to this ground validating the Company's claim to the Seymork Parcel.  The settlement allowed the Company to purchase two promissory notes secured against the property for approximately US$598,000 ($609,788 in July 2008).   In the future, the Company may elect to sell up to 27.6 square miles of interests in lands included in the purchase (9.1 square miles of net surface, 19 square miles net minerals) but not needed for development of the Spring Valley project to recover a portion of the cost.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

6.

Mineral properties (continued)

In 2010, Barrick, on behalf of the Company, entered into two new agreements within the area of interest of the Barrick Agreement:

On September 15, 2010 Barrick signed an option agreement with a third party for surface and mineral rights.  Option payments totalling US$150,000 are payable over five years of which Barrick paid the first and last year's lease payments totaling US$56,250.

On December 2, 2010 Barrick entered into a sub-lease and option agreement with a third party for mineral rights underlying the surface rights acquired by the Company in 2006.  The agreement requires Barrick to spend a cumulative amount of US$2,000,000 in work expenditures on the ground leased over a period of six years, and to make advance royalty payments in the amount of US$100,000 per year thereafter, up to a cap of US$2,500,000.  The advance royalty payments may be credited against a 3% NSR royalty payable from production on the area of ground leased.

 (c)

Pan Property, Nevada

The Company assumed the January 7, 2003 mineral lease agreement with Newark Valley Mining Corp. ("NVMC") (formerly Gold Standard Royalty Corporation ("GSRC") and earlier the Lyle Campbell Trust) for a 100% interest in the Pan property.  On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$65,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease.  On January 1, 2010 the Company paid $174,702 (US$167,040).  Subsequent to the year end the Company paid US$213,455 on January 1, 2011.

 (d)

Roberts Gold Property, Nevada

On August 27, 2007, Midway acquired 104 unpatented claims from WFW Resources, LLC ("WFW") of Elko, Nevada, for a US$52,000 property payment and annual advance royalty payments of US$25,000 per year for years 2 to 5 and US$50,000 per year for years 6 to 10 with a NSR royalty of 4%. The royalty can be bought down to a 1% NSR royalty depending upon the price of gold.

On July 14, 2010 the Company terminated the WFW mineral lease agreement and wrote-off the $119,980 in acquisition costs in the year ended December 31, 2010.  On October 26, 2010, the Company was issued 250,000 common shares  of NVX and 250,000 common share purchase warrants of NVX as settlement of certain area of interest obligations of NVX that apply to the Roberts Gold property (note 4).  The $60,120 value of the common shares and warrants were recorded as mineral property interests recovered.

(e)

Gold Rock Property, Nevada

The Company assumed the March 20, 2006 mineral lease agreement with NVMC (formerly GSRC) for a 100% interest in the Gold Rock property. The Company paid an advance minimum royalty of US$30,000 in 2008 and US$45,000 by January 5, 2009.  By January 5, 2010 and annually thereafter US$60,000 thereafter or  the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$75,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease.  On January 1, 2010 the Company paid $108,486, (US$103,728).  Subsequent to the year end the Company paid US$132,550 on January 1, 2011.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

6.

Mineral properties (continued)

On January 15, 2007 the Company entered into a mineral lease agreement with Anchor Mineral, Inc. of Kansas, for unpatented mining claims adjoining the Gold Rock project.  To maintain the option the Company paid advance minimum royalty payments creditable against a 3.5% NSR production royalty of US$6,000 on June 1, 2008, $12,453 (US$10,000) by January 15, 2009, $20,917 (US$20,000) by January 15, 2010 and must pay US$30,000 by January 15, 2011 and thereafter the greater of US$30,000 or the gold equivalent price which is determined by multiplying US$30,000 by a factor of the closing price of gold on the last business day in December 2010 over the closing price of gold on January 15, 2007.  Subsequent to the year end the Company paid US$30,000 on January 1, 2011.

On January 24, 2008 the Company entered into a mineral lease agreement with Messrs. Peart and Moyle of Nevada for 13 unpatented mining claims over the Easy Junior deposit area.  Subsequently Mr. Peart acquired Mr. Moyle's interest in the subject claims.  The Company paid a first annual minimum royalty of US$50,000 and will be required to make annual minimum royalty payments of US$50,000 for years 2 to 6; US$60,000 for years 7 to 11 and US$75,000 for year 12 and thereafter for the remainder of the fifteen year lease.  On January 24, 2009 the Company paid the second annual payment of $62,266 (US$50,000) and on January 13, 2010 the Company paid the third annual payment of $52,293 (US$50,000).  The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 6% based on the gold price.  The Company has an option to outright purchase the claims for US$5,000,000 with any minimum advance royalty payments creditable against the purchase price. Subsequent to the year end the Company paid US$50,000 on January 1, 2011.

On February 13, 2008 the Company entered into a mineral lease agreement with Mr. Pankow of Nevada for two (2) unpatented mining claims adjacent to the Gold Rock project.  The Company paid a first annual minimum royalty of US$7,750 and will be required make annual minimum royalty payments of US$7,750 for years 2 to 6; US$9,250 for years 7 to 11 and US$11,500 for year 12 and thereafter for the remainder of the fifteen year lease.  On February 13, 2009 the Company paid the second annual payment of $9,651 (US$7,750) and on February 3, 2010 the Company paid the third annual payment of $8,106 (US$7,750). The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 5% based on the gold price.  The Company has an option to outright purchase the claims for US$775,000 with any minimum advance royalty payments creditable against the purchase price. Subsequent to the year end the Company paid US$7,750 on February 1, 2011.

On February 13, 2008 the Company was assigned an existing lease on 10 unpatented claims (the "Claims") adjoining the Gold Rock property by William Sheriff, a director of the Company at the time, in consideration of 30,000 common shares at a value of $88,500 (US$86,215) issued on March 31, 2008.  The Company assumed the obligations of the February 15, 2004 underlying lease with Ronny Jordan and paid Mr. Jordan the first annual lease payment of $10,041 (US$10,000).  During the term of the lease annual minimum royalty payments of US$15,000 will be required each February 15 thereafter.  On February 15, 2009 the Company paid the year 6 annual payment of $18,680 (US$15,000) and on February 1, 2010 paid the year 7 annual payment of $15,688 (US$15,000).  The Company may elect at any time during the life of the agreement to purchase a 50% interest in the Claims for US$1,000,000 and the remaining 50% interest in the Claims may be purchased for another US$1,500,000 with all royalty payments paid prior to the purchase creditable against the purchase price.  A 2.5% NSR royalty was retained by Ronny Jordan and a 0.5% NSR royalty was retained by William Sheriff. Subsequent to the year end the Company paid US$15,000 on February 1, 2011.

 (f)

Burnt Canyon Property, Nevada

On November 19, 2007, the Company entered into a mineral lease agreement and option to purchase unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalty payable. The Company paid US$25,000 on execution, US$25,000 by November 19, 2008, US$30,000 by November 19, 2009, $40,514 (US$40,000) by November 19, 2010 and must pay US$50,000 by November 19, 2011 and each year thereafter. The Company has the option to purchase the claims for a price of US$1,000,000. Any advance royalties paid will be credited against the purchase price.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

6.

Mineral properties (continued)

On May 1, 2008, the Company entered into a mineral lease agreement and option to purchase 20 unpatented lode mining claims for a series of annual payments as advances upon the 2% NSR royalty payable.  The Company paid US$10,000 on execution, $11,672 (US$10,000) by each of May 1, 2009 and $12,331 (US$12,000) May 1, 2010, and must pay US$15,000 by May 1, 2011 and US$20,000 by May 1, 2012 and each year thereafter.  The Company has the option to purchase these claims for a total purchase of US$2,500,000. Any advance royalties paid will be credited against the purchase price.

On April 7, 2009 the Company entered into a mineral lease agreement with T.W. Properties for four (4) unpatented lode mining claims for a series of annual payments as advances upon the 3% NSR royalty payable.  The Company paid $5,835 (US$5,000) on execution and $6,166 (US$6,000) by April 7, 2010; and must pay US$8,000 by April 7, 2011; and US$10,000 by April 7, 2012; and US$12,000 by April 7, 2013 and each year thereafter.  Any advance royalties paid will be credited against the purchase price.

 (g)

Golden Eagle, Washington

On August 1, 2008 the Company issued 600,000 common shares at US$2.50 per common share for proceeds of US$1,500,000 by way of a private placement to Kinross Gold USA Inc. ("Kinross"); purchased a 75% interest in the Golden Eagle, Washington, project from Kinross at a cost of $1,537,950 (US$1,500,000) and purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of $500,200 (US$483,333). Kinross retained a 2% NSR royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill.

Midway completed the acquisition of the Golden Eagle property through a wholly-owned subsidiary created to hold the property.  Title transfer costs were US$32,843 ($40,070).

In the year ended December 31, 2009, the Company staked additional claims and purchased two additional blocks of land at a cost of $177,393 to expand its Golden Eagle land property package.

The following mineral properties were written off in the year ended December 31, 2008:

(i)

Afgan Property, Nevada

In the year ended December 31, 2008 the Company terminated a January 7, 2003 mineral lease agreement with GSRC for a 100% interest in the Afgan property. The Company paid US$78,896 on January 1, 2008 ($79,218) and subsequently terminated this lease and wrote off this portion of the property costs in the year.  In the year ended December 31, 2008, the Company wrote off the $4,101,893 fair value assigned to this project on the April 16, 2007 acquisition of Pan-Nevada Gold Corporation for a total write down of $4,181,111.

(ii)

Maggie Creek Property, Nevada

In the year ended December 31, 2008 the Company terminated a January 7, 2003 mineral lease agreement with GSRC for a 100% interest in the Maggie Creek property. The Company paid US$9,862 ($9,902) on January 1, 2008 and subsequently wrote this property off during the year ended December 31, 2008.

(iii)

Maiden Gold, Montana

In the year ended December 31, 2008 the Company terminated an April 4, 2008 mineral lease agreement with Patrick D. Henry and Daniel Bauer for patented mining claims and unpatented mining claims located in Fergus County, Montana.  The Company paid a first annual minimum royalty of US$45,000 and a US$10,000 signing bonus and would have been required to make annual minimum royalty payments.  The Company was not able to secure the rest of the necessary property package and abandoned this effort and wrote off the $55,552 in acquisition costs in the year ended December 31, 2008.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

7.

Reclamation deposit

The Company is required to post bonds with the Bureau of Land Management ("BLM") for reclamation of planned mineral exploration programs work associated with the Company's mineral properties located in the United States. For the Company's mineral properties that are being actively explored under funding arrangement agreements, the funding partners are responsible for bonding for the surface disturbance created by the exploration programs funded by each of them on those projects.

At December 31, 2010 the Company had posted a total of $260,087 (US$261,499) reclamation deposits compared to $279,126 (US$265,581) at December 31, 2009.

8.

Share capital

(a)

The Company's authorized to issue an unlimited number of common shares.

(b)

Share issuances

(i)

During 1996, the Company issued 420,000 common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $98,722 net of issue costs.  In addition the Company issued 280,000 flow-through common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $70,000.

(ii)

During 1997, the Company completed an initial public offering of 2,000,000 common shares at $0.35 per share for proceeds of $590,570, net of issue costs.  In connection with this offering, the Company's agent received a selling commission of 10% or $0.035 per share and was issued 25,000 shares as a corporate finance fee.

(iii)

During 1997, the Company issued 1,000,000 units at $2.50 per unit by way of a private placement for proceeds of $2,253,793 net of issue costs.  Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at $3.00 per share until February 14, 1998.  The proceeds of the financing of $2,500,000 were allocated $2,178,761 as to the common shares and $321,239 as to the warrants.   During 1998 100,000 of the warrants were exercised and 900,000 expired.  In connection with this private placement, the Company's agent received a selling commission of 7.5% of the proceeds of the units sold or $0.1875 per unit and a corporate finance fee of $15,000.

(iv)

During 1997, the Company issued 750,000 common shares as performance shares for proceeds of $7,500 that were held in escrow in accordance with the rules of the regulatory authorities of British Columbia.  The shares were released 25% in each of 1998, 1999, 2000 and 2001.

(v)

During 1997, pursuant to an equity participation agreement to acquire an interest in Gemstone Mining Inc. ("Gemstone"), a Utah Corporation that by agreement the creditors of Gemstone were issued 1,000,000 units of the Company on conversion of a debt of $2,065,500 (US$1,500,000). Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at US$2.00 per share that was immediately exercised for proceeds of $2,803,205 (US$2,000,000).  The first one-third tranche of a conditional finders' fee was satisfied by the issue of 150,000 common shares in connection with the acquisition of Gemstone.

(vi)

During 1998, the Company issued 100,000 common shares pursuant to the exercise of share purchase warrants for proceeds of $300,000.

(vii)

During 1998, the Company issued 200,000 common shares in connection with the acquisition of Gemstone as well as the second tranche of finder's fee in connection with that acquisition.  The Company's option to acquire Gemstone expired on January 31, 1998 and the remaining one-third tranche were not issued.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

8.

Share capital (continued)

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

(xiii)

During 2002, the Company acquired Rex Exploration Corp. ("Rex") in exchange for 4,500,000 common shares of the Company.

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

(xvi)

In January 2004, the Company issued 400,000 units at $2.00 per unit for proceeds of $800,000 by way of a private placement.  Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $2.35 per share for a six month period.  The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $624,593 to common shares and $175,407 as to the warrants.  All of the warrants expired unexercised in 2004.  The Company issued 40,000 common shares as a finder's fee for this private placement.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

8.

Share capital (continued)

(xvii)

In August 2004, the Company issued 1,020,000 units at $0.75 per unit for proceeds of $765,000 by way of a private placement.  Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $0.80 per share until August 25, 2005.  All of the warrants were subsequently exercised.  The Company issued 55,650 common shares as a finder's fee for this private placement.

(xviii)

In December 2004, the Company issued 700,000 units at $0.85 per unit for proceeds of $595,000 by way of a private placement.  Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until December 20, 2005.  All of the warrants were subsequently exercised.  The Company issued 18,750 common shares as a finder's fee for this private placement.

(xix)

In February 2005, the Company issued 2,500,000 units at $0.85 per unit for proceeds of $2,125,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until February 16, 2006. The proceeds of the financing of $2,125,000 were allocated on a relative fair value basis as $1,598,457 to common shares and $526,543 as to warrants.  There were 23,000 warrants exercised in fiscal year 2005 and the balance exercised in fiscal year 2006. The Company issued 75,800 common shares for $64,430 and paid $69,700 in cash as a finder's fee and incurred $26,709 in additional issue costs for this private placement.

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

(xxiv)

In November 2006, the Company issued 2,000,000 units at $2.50 per unit for proceeds of $5,000,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant.  Each whole warrant entitles the holder to purchase one additional common share at $3.00 per share until November 10, 2007.  The proceeds of the financing of $2,000,000 were allocated on a relative fair value basis as $1,761,509 to common shares and $238,491 as to warrants.   The Company paid $88,750 in finders' fees and incurred $94,546 in issue costs for this private placement.  By November 10, 2007 908,782 of the warrants were exercised and 91,218 expired unexercised.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

8.

Share capital (continued)

(xxv)

In April 2007, the Company issued 7,764,109 common shares at a value of $25,000,431, 308,000 stock options at a value of $608,020 and 870,323 share purchase warrants at a value of $1,420,054 in connection with the acquisition of Pan-Nevada Gold Corporation.  By December 31, 2007, 154,000 of the stock options had been exercised and 761,823 share purchase warrants had been exercised.  By December 31, 2008 the remaining 108,500 share purchase warrants were exercised and 84,000 stock options had been exercised.  On October 11, 2008 the final 70,000 stock options expired not exercised.

(xxvi)

In August 2007, the Company issued 2,000,000 common shares at $2.70 per common share for proceeds of $5,400,000 by way of a private placement.  The Company incurred $28,000 in share issue costs.

(xxvii)

In March 2008, the Company issued 30,000 common shares at a value of $88,500 pursuant to a lease assignment of mining claims for the Gold Rock project. The Company incurred $1,489 in share issue costs.

(xxviii)

In June 2008, the Company issued 1,421,500 common shares at $2.00 per common share for proceeds of $2,843,000 by way of a private placement.  The Company incurred $75,371 in share issue costs.

(xxix)

In August 2008, the Company issued 600,000 common shares at US$2.50 per common share for proceeds of $1,537,950 (US$1,500,000) by way of a private placement with Kinross Gold USA Inc. The Company incurred $39,450 in share issue costs.

(xxx)

In November 2008, the Company issued 12,500,000 units at $0.22 per unit for proceeds of $2,750,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at $0.28 per share until May 12, 2009.  The proceeds of the financing of $2,750,000 were allocated on a relative fair value basis as $1,793,491 to common shares and $956,509 as to warrants.   The Company incurred $23,395 in issue costs for this private placement. By May 11, 2009 all of the warrants were exercised.  In the year ended December 31, 2009 all of the 12,500,000 warrants were exercised for proceeds of $3,500,000.

(xxxi)

In addition to the 84,000 stock options reported exercised in paragraph xxv, during 2008, the Company issued a further 395,000 common shares pursuant to the exercise of stock options for proceeds of $613,250.

(xxxii)

During 2009, the Company issued 33,333 common shares pursuant to the exercise of stock options for proceeds of $21,651.

(xxxiii)

In April 2010, the Company issued 1,333,333 units at $0.60 per unit for proceeds of $800,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant.  Each warrant entitles the holder to purchase one additional common share until October 9, 2011 at an exercise price as follows: $0.70 if exercised on or before October 9, 2010; $0.80 if exercised after October 9, 2010 but on or before April 9, 2011; and $0.90 if exercised after April 9, 2011 but on or before October 9, 2011.  The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $514,365 to common shares and $285,635 as to warrants.  The Company incurred $95,529 in issue costs for this private placement.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

8.

Share capital (continued)

(xxxiv)

In June 2010, the Company issued 11,078,666 units at $0.60 per unit for proceeds of $6,647,199 by way of a brokered public offering in Canada and a non-brokered public offering in the United States. Each unit consisted of one common share and one-half share purchase warrant.  Each whole warrant entitles the holder to purchase one additional common share until June 16, 2012 at an exercise price of $0.80.  The proceeds of the financing of $6,647,199 were allocated on a relative fair value basis as $5,142,202 to common shares and $1,504,997 as to warrants.   The Company issued 658,840 agent's warrants which entitle the holder to purchase one common share until June 16, 2012 at an exercise price of $0.80.  These warrants have been recorded at the estimated fair value at the issue date of $212,109.  In addition, the Company paid finders' fees in the amount of $395,304 and incurred other cash share issue costs of $307,553.

(xxxv)

In September 2010, the Company issued 12,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $10,000.

(xxxvi)

In  November 2010, the Company closed a public offering  and the Company issued 6,660,000 units at US$0.60 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant.  Each whole warrant entitles the holder to purchase one common share of the Company at a price of US$0.90 per share until November 12, 2012, subject to acceleration provisions. The proceeds of the financing of $4,070,725 were allocated first to the fair value of the warrants at $918,870 with the residual amount of $3,151,855 to common shares.

At December 31, 2010 the fair value of warrants was $1,562,544.

The Company incurred $176,288 in issue costs and paid $244,244 to the agent as commission for this public offering.  On February 9, 2011, the Company gave notice to the Warrantholders that it accelerated the expiry date of the warrants to March 14, 2011 and by that date 2,650,000 warrants were exercised and 680,000 warrants expired unexercised.

(c)

Stock options

The Company has an incentive share option plan (the "Plan") that allows it to grant incentive stock options to its officers, directors, employees and consultants. The Plan was amended on May 12, 2008 to add an appendix called the 2008 Stock Incentive Plan for United States Resident Employees (the "U.S. Plan") to supplement and be a part of the Plan.  The purpose of the U.S. Plan is to enable the Company to grant Incentive Stock Options, as that term is used in Section 422 of the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder to qualifying employees who are citizens or residents of the United States of America. This does not change the aggregate number of options that can be granted pursuant to the Plan.

The purpose of the Plan permits the Company's directors to grant incentive stock options for the purchase of shares of the Company to persons in consideration for services. Stock options must be non-transferable and the aggregate number of shares that may be reserved for issuance pursuant to stock options may not exceed 10% of the issued shares of the Company at the time of granting and may not exceed 5% to any individual (maximum of 2% to any consultant). The exercise price of stock options is determined by the board of directors of the Company at the time of grant and may not be less than the closing price of the Company's shares on the trading day immediately preceding the date on which the option is granted and publicly announced, less an applicable discount, and may not otherwise be less than $0.10 per share. Options have a maximum term of ten years and terminate 90 days following the termination of the optionee's employment, except in the case of death or disability, in which case they terminate one year after the event.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

8.

Share capital (continued)

Expiry date	Exercise price per share	Balance December 31, 2009	Granted	Forfeited	Expired/ Cancelled	Balance December 31, 2010

February 4, 2010	$0.85	80,000	-	-	(80,000)	-
June 24, 2010	$1.30	150,000	-	-	(150,000)	-
March 9, 2011	$2.00	75,000	-	-	-	75,000
May 4, 2011	$2.00	30,000	-	-	-	30,000
June 15, 2011	$2.53	235,000	-	-	-	235,000
August 30, 2011	$2.63	40,000	-	-	-	40,000
November 30, 2011	$2.70	140,000	-	-	-	140,000
January 23, 2012	$3.00	25,000	-	-	-	25,000
March 7, 2012	$2.93	100,000	-	-	(100,000)	-
July 31, 2012	$2.71	550,000	-	-	(50,000)	500,000
October 30, 2012	$3.36	100,000	-	-	(50,000)	50,000
December 6, 2012	$3.32	15,000	-	-	-	15,000
April 13, 2014	$2.04	400,000	-	-	-	400,000
May 12, 2013	$2.00	50,000	-	(16,667)	(33,333)	-
July 16, 2013	$2.00	150,000	-	(16,667)	(33,333)	100,000
January 7, 2014	$0.56	1,361,667	-	(33,334)	(33,333)	1,295,000
September 9, 2014	$0.86	1,000,000	-	-	-	1,000,000
May 17, 2015	$0.71	-	500,000	-	-	500,000
June 16, 2015	$0.58	-	1,705,000	-	-	1,705,000
October 22, 2015	$0.61	-	350,000	-	-	350,000

		4,501,667	2,555,000	(66,668)	(529,999)	6,460,000

Weighted average exercise price		$ 1.47	$ 0.61	$ 1.28	$ 1.91	$ 1.10

At December 31, 2010, all but 1,118,333 of the 6,460,000 stock options were exercisable.  The intrinsic value of the vested stock options was $652,367.  The intrinsic value of vested stock options outstanding at December

31, 2010 is calculated on the difference between the exercise prices of the underlying options and the quoted price of our common stock as of the reporting date of December 31, 2010 being $0.82.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

8.

Share capital (continued)

Expiry date	Exercise price per share	Balance December 31, 2008	Granted	Exercised	Cancelled or expired	Balance December 31, 2009

September 14, 2009	$0.80	222,500	-	-	(222,500)	-
February 4, 2010	$0.85	80,000	-	-	-	80,000
June 24, 2010	$1.30	225,000	-	-	(75,000)	150,000
March 9, 2011	$2.00	75,000	-	-	-	75,000
March 22, 2011	$2.00	100,000	-	-	(100,000)	-
May 4, 2011	$2.00	30,000	-	-	-	30,000
June 15, 2011	$2.53	310,000	-	-	(75,000)	235,000
August 30, 2011	$2.63	40,000	-	-	-	40,000
November 30, 2011	$2.70	140,000	-	-	-	140,000
January 23, 2012	$3.00	25,000	-	-	-	25,000
March 7, 2012	$2.93	100,000	-	-	-	100,000
April 26, 2012	$3.20	100,000	-	-	(100,000)	-
July 31, 2012	$2.71	816,667	-	-	(266,667)	550,000
October 30, 2012	$3.36	100,000	-	-	-	100,000
November 16, 2012	$3.25	26,667	-	-	(26,667)	-
December 6, 2012	$3.32	15,000	-	-	-	15,000
April 13, 2014	$2.04	400,000	-	-	-	400,000
May 12, 2013	$2.00	50,000	-	-	-	50,000
May 23, 2013	$2.00	75,000	-	-	(75,000)	-
July 16, 2013	$2.00	163,333	-	-	(13,333)	150,000
January 7, 2014	$0.56	-	1,415,000	(33,333)	(20,000)	1,361,667
September 9, 2014	$0.86	-	1,000,000	-	-	1,000,000

		3,094,167	2,415,000	(33,333)	(974,167)	4,501,667

Weighted average exercise price		$ 2.26	$ 0.67	$ 0.56	$ 2.04	$ 1.47

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

8.

Share capital (continued)

Expiry date	Exercise price per share	Balance December 31, 2007	Granted	Exercised	Cancelled or expired	Balance December 31, 2008

February 11, 2008	$1.43	84,000	-	(84,000)	-	-
September 5, 2008	$1.24	100,000	-	-	(100,000)	-
October 11, 2008	$1.07	70,000	-	-	(70,000)	-
September 14, 2009	$0.80	242,500	-	(20,000)	-	222,500
February 4, 2010	$0.85	80,000	-	-	-	80,000
June 24, 2010	$1.30	500,000	-	(275,000)	-	225,000
March 9, 2011	$2.00	100,000	-	(25,000)	-	75,000
March 22, 2011	$2.00	100,000	-	-	-	100,000
May 4, 2011	$2.00	30,000	-	-	-	30,000
June 15, 2011	$2.53	385,000	-	(75,000)	-	310,000
August 30, 2011	$2.63	40,000	-	-	-	40,000
November 30, 2011	$2.70	140,000	-	-	-	140,000
January 23, 2012	$3.00	25,000	-	-	-	25,000
March 7, 2012	$2.93	100,000	-	-	-	100,000
April 26, 2012	$3.20	200,000	-	-	(100,000)	100,000
July 31, 2012	$2.71	975,000	-	-	(158,333)	816,667
October 30, 2012	$3.36	100,000	-	-	-	100,000
November 16, 2012	$3.25	40,000	-	-	(13,333)	26,667
December 6, 2012	$3.32	15,000	-	-	-	15,000
April 13, 2014	$2.04	400,000	-	-	-	400,000
May 12, 2013	$2.00	-	50,000	-	-	50,000
May 23, 2013	$2.00	-	75,000	-	-	75,000
July 16, 2013	$2.00	-	215,000	-	(51,667)	163,333
		3,726,500	340,000	(479,000)	(493,333)	3,094,167

Weighted average exercise price		$ 2.18	$ 2.00	$ 1.53	$ 2.22	$ 2.26

The Company used the Company's historical experience to estimate the expected life of stock options.  The $0.40 to $0.42 fair value of each stock option grant in the year ended December 31, 2010 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 3.19 to 3.26 years; volatility of 109.39% to 111.38%; no dividend yield; and a risk free interest rate of 1.70% to 2.53%.  The Company recorded stock-based compensation expense of $838,601 in the year ended December 31, 2010 for options vesting during the year of which $789,826 was included in salaries and benefits in the statement of operations and $48,775 was included in salaries and labor in the schedule of mineral exploration expenditures.  The Company has $255,158 in remaining stock based compensation that is vesting until 2012.

The Company recorded stock-based compensation expense of $1,152,238 in the year ended December 31, 2009 for options vesting during the year of which $955,069 was included in salaries and benefits in the statement of operations and $197,169 was included in salaries and labor in the schedule of mineral exploration expenditures.  The $0.31 to $0.57 fair value of each stock option grant in the year ended December 31, 2009 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 3.09 to 3.49 years; volatility of 90.92% to 100.14%; no dividend yield; and a risk free interest rate of 1.77% to 2.37%.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

8.

Share capital (continued)

The Company recorded stock-based compensation expense of $501,028 in the year ended December 31, 2008 for options vesting in that year of which $242,870 was included in salaries and benefits in the statement of operations and $258,158 was included in salaries and labor in the schedule of mineral exploration expenditures.  There was a balance of $79,239 that was recognized over the following two fiscal years as the options vested. The fair value of each stock option grant was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.25 years; volatility ranging from 64% to 67%; no dividend yield; and a risk free interest rate ranging from 2.71% to 3.24%.

(d)

Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share		Balance December 31, 2009	Issued	Exercised	Expired	Balance December 31, 2010
	US$	Cdn$
October 9, 2011		$0.80	-	1,333,333	-	-	1,333,333
June 16, 2012		$0.80	-	6,198,173	(12,500)	-	6,185,673
November 12, 2012	$0.90		-	3,330,000	-	-	3,330,000
			-	10,861,506	(12,500)	-	10,849,006

Weighted average exercise price			$ -	$ 0.83	$ 0.80	$ -	$ 0.83

Expiry date	Exercise price per share		Balance December 31, 2008	Issued	Exercised	Expired	Balance December 31, 2009
	US$	Cdn$

May 12, 2009		$0.28	12,500,000	-	(12,500,000)	-	-
			12,500,000	-	(12,500,000)	-	-

Weighted average exercise price			$ 0.28	$ -	$ 0.28	$ -	$ -

Expiry date	Exercise price per share		Balance December 31, 2007	Issued	Exercised	Expired	Balance December 31, 2008
	US$	Cdn$
May 23, 2008		$1.43	108,500	-	(108,500)	-	-
May 12, 2009		$0.28	-	12,500,000	-	-	12,500,000
			108,500	12,500,000	(108,500)	-	12,500,000

Weighted average exercise price			$ 1.43	$ 0.28	$ 1.43	$ -	$ 0.28

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

8.

Share capital (continued)

On November 22, 2010 the Company issued 3,330,000 warrants as part of a unit by way of a public offering. Each warrant entitles the holder to purchase one additional common share at US$0.90 per share until November 22, 2012 subject to acceleration provisions.  The Company recorded a fair value of $918,870 to warrant liability.   On November 22, 2010 the fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 24 months; volatility of 102%; no dividend yield; and a risk free interest rate of 1.57% and an exchange rate of 1.0187.  On December 31, 2010 the warrant liability was adjusted to $1,562,544 when they were fair valued with the following assumptions: expected life of 22.7 months; volatility of 118%; no dividend yield; and a risk free interest rate of 1.70% and an exchange rate of 0.9946.

On February 9, 2011, the Company gave notice to the Warrantholders that it accelerated the expiry date of the warrants to March 14, 2011 and by that date 2,650,000 warrants were exercised and 680,000 warrants expired unexercised.

On June 16, 2010 the Company issued 5,539,333 warrants as part of a unit by way of a public offering as well as 658,840 warrants issued to agents on the same terms as the unit warrant. Each warrant entitles the holder to purchase one additional common share at $0.80 per share until June 16, 2012.  The Company recorded a relative fair value of $1,504,997 as to warrants and a value of $212,109 for the agents' warrants.   The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 24 months; volatility of 131%; no dividend yield; and a risk free interest rate of 1.82%.

On April 9, 2010 the Company issued 1,333,333 warrants as part of a unit by way of a private placement. Each warrant entitles the holder to purchase one additional common share at $0.80 per share if exercised on or before April 9, 2011 and $0.90 if exercised after April 9, 2011 but on or before they expire on October 9, 2011.  The Company recorded a relative fair value of $285,635 as to warrants.   The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 18 months; volatility of 130%; no dividend yield; and a risk free interest rate of 1.84%.

On November 12, 2008 the Company issued 12,500,000 warrants as part of a unit by way of a private placement. Each warrant entitles the holder to purchase one additional common share at $0.28 per share until May 12, 2009.  The Company recorded a relative fair value of $956,509 as to warrants.   The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 6 months; volatility of 168%; no dividend yield; and a risk free interest rate of 1.84%.  All of the warrants were exercised in the year ended December 31, 2009.

9.

Promissory note

On July 17, 2008, the Company and Golden Predator Mines Inc. ("Golden Predator") entered into a term sheet (the "Term Sheet") describing the principal terms of a business combination between the two companies.  Completion of the transaction was subject to receipt of a favourable fairness opinion, completion of due diligence investigations, the parties entering into a definitive agreement, securities law compliance and obtaining all necessary court, regulatory, stock exchange, board and shareholder approvals.  On September 15, 2008 the Term Sheet expired and the business combination was not completed.

Pursuant the Term Sheet, Golden Predator agreed to provide a loan facility of $5 million to the Company, which the Company could draw upon in instalments of $1 million.    On August 28, 2008 the Company drew $2 million of the facility and issued a promissory note that was to mature with interest at the Canadian prime rate plus 2% on July 16, 2009.  On November 12, 2008 the Company and Golden Predator mutually agreed to release each other from all matters related to the Term Sheet, remove all restrictions and reporting obligations for the use of proceeds of the Promissory Note and the Company agreed to early pay Golden Predator $1,000,000 of the Promissory Note together with $27,274 interest accrued to that date.  Finally the Company agreed that 50% of the proceeds of any warrants exercised pursuant to the private placement closed on November 12, 2008 would be applied to the Promissory Note until it was paid.  On May 8, 2009 the Company paid Golden Predator the final payment owing on the $1,000,000 principal of the Promissory Note together with interest of $24,101 accrued to the date of payment.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

10.

Contingencies

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

On January 27, 2011 the Company was delivered a summons that it is being sued in the state of Nevada by Redcor Drilling, Inc. ("Redcor") for non-payment of the balance of a drilling invoice that is under dispute by the Company.    Redcor is demanding the Company pay US$241,477.24 together with interest at the rate of 4% per annum from September 18, 2010.  On March 10, 2011, the Company responded to the summons and intends to continue to protest payment of the amount demanded on the basis of non-performance of services.  The Company has recorded the full amount as an accrued liability without accruing interest as the amount of the liability can be estimated and it is likely the Company will be required to pay some portion of the disputed amount.

Redcor placed a mechanic's lien on a portion of the Pan project that the Company leases from NVMC.  Subsequently, the Company posted a surety bond for the disputed amount that will allow the lien to be removed shortly..

11.

Commitment

The Company has an obligation under an operating lease for its corporate offices in Denver, Colorado until March 2015 as follows.  Future minimum lease payments for non-cancellable leases with initial or remaining lease terms in excess of one year are included.

Fiscal Year	Operating Leases
2011	$ 48,895
2012	50,830
2013	49,272
2014	4,673
Total	$ 153,670

12.

Related party transactions

(a)

During the year ended December 31, 2010, $96,750 (2009 - $115,000; 2008 - $90,000) was paid for office facilities and administrative services to a company with an officer in common.

(b)

Recovery of office costs from a company managed by common directors and officers $3,997 (2009 - $nil; 2008 - $22,348).

(c)

During the year ended December 31, 2008 the Company issued a director, at the time, 30,000 common shares pursuant to a mineral property agreement described in note 6(e).

Included in accounts payable and accrued liabilities at December 31, 2010 is $12,944 (December 31, 2009 - $8,819) payable to the companies referred to in this note and other directors.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

13.

Financial instruments

In all material respects, the carrying amounts for the Company's cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Investments as at December 31, 2010 are recorded at fair value (note 4). There were no investments at December 31, 2009.

14.

Supplemental disclosure with respect to cash flows

The significant non-cash transactions for the year ended December 31, 2010 consisted of the transfer of $4,024 for the fair value of share purchase warrants exercised from paid in additional capital to share capital; the Company was issued 250,000 common shares of NVX valued at $43,125 and 250,000 common share purchase warrants of NVX valued at $16,995 of NVX (note 4 and 6) and the Company issued 658,840 agent's share purchase warrants with the fair value of $212,109.

The significant non-cash transactions for the year ended December 31, 2009 consisted of the transfer from paid in additional capital to share capital of $11,164 for the fair value of stock options exercised and the transfer of $956,509 for the fair value of share purchase warrants exercised.

The significant non-cash transactions for the year ended December 31, 2008 consisted of the issue of 30,000 common shares for an option payment for a mineral property in the amount of $88,500 (note 6), the transfer of $453,212 for the fair value of stock options exercised and the transfer of $209,405 for the fair value of share purchase warrants exercised from paid in additional capital to share capital.

15.

Income taxes

The majority of the difference between the actual tax recovery and the expected B.C. statutory corporate income tax recovery follows:

	2010	2009	2008
Canadian statutory income tax rate	28.50%	30.00%	31.00%

Income tax benefit computed at Canadian statutory rate	$ (1,920,322)	$ (937,602)	$ (5,562,142)

Change in valuation allowance	629,531	(1,133,500)	5,046,227
Permanent differences	146,563	1,256,739	155,319
Change in enacted tax rates	64,917	(100,766)	(785,024)
Expiration of losses and other	168,311	431,966	(631,380)

Income tax recovery	$ (911,000)	$ (483,163)	$ (1,777,000)

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

15.

Income taxes (continued)

The significant components of the Company's future income tax assets and liabilities at December 31 are as follows:

	2010	2009
Future income tax assets:
Canada:
Equipment, mineral properties and other	$ 423,667	$ 40,459
Non-capital losses carried forward	1,772,307	1,743,672
Capital losses carried forward	869,178	831,427
United States:
Equipment, mineral properties and other	7,988,646	8,178,933
Losses carried forward	1,770,456	1,400,234
Total future income tax assets	12,824,254	12,194,725
Valuation allowance	(12,824,254)	(12,194,725)
Future income tax assets, net	$ -	$ -

Future income tax liabilities:
United States:
Mineral properties	(6,951,570)	(8,331,605)
Future income tax liabilities	(6,951,570)	(8,331,605)
Net future income tax assets (liabilities)	$ (6,951,570)	$ (8,331,605)

At December 31, 2010, the Company has available non-capital losses for tax purposes in Canada and the United States of approximately $7,089,237 (2009 - $6,974,690) and $5,206,194 (2009 - $4,118,336), respectively, which can be applied to reduce taxable income until 2030. The Company also has Canadian capital losses of approximately $6,953,421 (2009 - $6,651,418) which are without expiry. The Company is currently open to audit under the statute of limitations by the Canada Revenue Agency for years ended December 31, 2004 through December 31, 2010.

16.

Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development. Geographic information is as follows:

	Canada	United States	Total
December 31, 2010:	$	$	$
Long-lived assets	80,687	50,028,372	50,109,059

December 31, 2009:
Long-lived assets	-	49,617,949	49,617,949

December 31, 2008 :
Long-lived assets	346,800	49,061,539	49,408,339

MIDWAY GOLD CORP.

(an exploration stage company)

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

(expressed in Canadian dollars)

17.

Subsequent events

Subsequent to December 31, 2010:

(a)

the board of directors granted 815,000 stock options to directors, employees and consultants at an exercise price of $0.95 for a term of five years on normal vesting terms;

(b)

75,000 stock options expired unexercised;

(c)

the Company issued 460,000 common shares for proceeds of $368,000 for share purchase warrants exercised at an exercise price of $0.80 that were issued in April 2010 and 1,489,250 common shares for proceeds of $1,191,400 for share purchase warrants exercised at an exercise price of $0.80 that were issued in June 2010;

(d)

the Company gave notice to the holders of the 3,330,000 share purchase warrants issued on November 22, 2010 accelerating the expiry date from November 22, 2012 to March 14, 2011 pursuant to which 2,650,000 were exercised for proceeds of US$2,385,000 and 680,000 expired unexercised; and

(e)

on February 14, 2011 the Company's shelf registration on Form S-3 went effective in the United States.  The Company's base shelf prospectus is pending going effective in Canada.  The Company subsequently intends to conduct equity offerings in 2011 pursuant to prospectus supplements to the shelf registration and the base shelf prospectus.