Form 10-Q
period 2011-03-31
Midway Gold Corp
filed 2011-05-13
CIK 1319009

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33894

MIDWAY GOLD CORP.

 (Exact name of registrant as specified in its charter)

British Columbia	98-0459178
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 280 - 8310 South Valley Highway
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(720) 979-0900

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

Number of Shares outstanding at May 10, 2011:, 102,521,121

EXPLANATORY NOTE

All references to “$” in this report mean the Canadian dollar.  All references to “US$” refer to the U.S. dollar, and unless otherwise indicated all currency amounts in this report are stated in Canadian dollars.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM BALANCE SHEETS

 (Expressed in Canadian dollars)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 7,512,983	$ 6,062,816
Amounts receivable (note 6(b))	54,649	91,710
Prepaid expenses and other current assets	492,227	134,981
	8,059,859	6,289,507

Investments (notes 3 and 4)	130,353	80,687
Reclamation deposit (note 7)	268,783	260,087
Equipment (note 5)	367,642	197,224
Mineral properties (note 6)	50,017,862	49,571,061

	$ 58,844,499	$ 56,398,566

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities (note 11)	$ 916,691	$ 711,091

Warrant liability (notes 3 and 8)	-	1,562,544
Future income tax liability	6,430,628	6,951,570

Stockholders’ equity (note 8):
Common stock authorized - unlimited, no par value
Issued - 101,655,246 (2010 - 96,439,496)	107,196,264	100,062,385
Additional paid in capital	9,052,899	9,192,426
Accumulated other comprehensive income	56,875	13,125
Deficit accumulated during exploration stage	(64,808,858)	(62,094,575)
	51,497,180	47,173,361

	$ 58,844,499	$ 56,398,566

Nature and continuance of operations (note 1)

Contingency (note 9)

Commitments (note 10)

Subsequent events (note14)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Cumulative period from inception (May 14,1996) to March 31, 2011

Expenses
Consulting (note 11)	$ 43,687	$ 22,500	$ 796,552
Depreciation	20,492	25,688	709,078
Gain on sale of subsidiary	-	-	(2,806,312)
Interest and bank charges	5,004	1,624	896,757
Investor relations	39,596	35,193	1,275,603
Legal, audit and accounting	73,102	66,448	2,685,544
Management fees	(3,717)	(4,520)	212,871
Mineral exploration expenditures (Schedule)	1,385,222	148,476	48,866,160
Mineral property interests written-off	-	-	4,391,734
Mineral property interests recovered	-	-	(60,120)
Office and administration	62,884	42,645	1,575,391
Salaries and benefits	804,384	233,142	10,118,448
Transfer agent and filing fees	60,861	34,851	660,173
Travel	61,265	47,748	1,041,000
Operating loss	2,552,780	653,795	70,362,879

Other income (expenses):
Foreign exchange gain (loss)	49,595	260,847	1,035,588
Loss on change in fair value of warrant liability	(592,026)	-	(1,235,700)
Interest and investment income	2,012	668	855,337
Gain (loss) on sale of equipment	-	-	(5,903)
Gain (loss) on sale of investments (note 3)	-	-	44,077
Investment write down (note 3)	-	-	(130,000)
Unrealized gain (loss) on investments	5,916	-	(578,867)
Other income	-	60	87,281
	(534,503)	261,575	71,813

Net loss before income tax	3,087,283	392,220	70,291,066
Income tax recovery	373,000	-	5,482,208

Net loss	$ 2,714,283	$ 392,220	$ 64,808,858

Basic and diluted loss per share	$ 0.03	$ 0.01

Weighted average number of shares outstanding	98,409,788	77,354,997

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Cumulative period from inception (May 14,1996) to March 31, 2011
Cash provided by (used in):
Operating activities:
Net loss	$ (2,714,283)	$ (392,220)	$ (64,808,858)
Items not involving cash:
Depreciation	20,492	25,688	709,078
Stock-based compensation	528,957	11,029	7,503,689
Unrealized foreign exchange loss (gain)	(147,942)	(271,449)	(1,476,952)
Investment write down	-	-	130,000
Unrealized (gain) loss on investment	(5,916)	-	578,867
Non-cash interest expense	-	-	234,765
Loss on change in liability of warrants	592,026	-	1,235,700
Future income tax recovery	(373,000)	-	(5,482,208)
Gain on sale of subsidiary	-	-	(2,806,312)
Loss (gain) on sale of equipment	-	-	5,903
Loss (gain) on sale of investments	-	-	(44,077)
Mineral property interests written off	-	-	4,391,734
Mineral property interest recovery	-	-	(60,120)
Change in non-cash working capital items:
Amounts receivable	37,061	19,778	(36,362)
Prepaid expenses	(357,246)	(78,472)	(512,269)
Accounts payable and accrued liabilities	205,600	27,435	1,011,696
	(2,214,251)	(658,211)	(59,425,726)
Investment activities:
Proceeds on sale of subsidiary	-	-	254,366
Proceeds on sale of equipment	-	-	22,820
Proceeds on sale of mineral property	-	-	233,459
Proceeds on sale of investments	-	-	321,852
Mineral property acquisitions	(446,801)	(380,193)	(21,723,025)
Deferred acquisition costs	-	-	(23,316)
Purchase of equipment	(190,910)	(23,433)	(2,090,729)
Reclamation deposit	(8,696)	936	(684,166)
	(646,407)	(402,690)	(23,688,739)
Financing activities:
Advance from Red Emerald Ltd.	-	-	12,010,075
Common stock issued, net of issue costs	4,310,825	432,104	72,292,768
Promissory note	-	-	2,000,000
Repayment of promissory note	-	-	(2,000,000)
Convertible debenture	-	-	6,324,605
	4,310,825	432,104	90,627,448
Increase (decrease) in cash and cash equivalents	1,450,167	(628,797)	7,512,983
Cash and cash equivalents, beginning of period	6,062,816	1,740,322	-
Cash and cash equivalents, end of period	$ 7,512,983	$ 1,111,525	$ 7,512,983

Supplementary information (note 13)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

 (Expressed in Canadian dollars)  (unaudited)

	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Net loss for the period before other comprehensive loss	$ 2,714,283	$ 392,220
Unrealized (gain) on investment	(43,750)	-
Comprehensive loss	$ 2,670,533	$ 392,220

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, May 14, 1996 (date of inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued:
Private placements	700,000	168,722				168,722
Net loss	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	700,000	168,722			(114,800)	53,922
Shares issued:
Initial public offering	2,025,000	590,570	-	-	-	590,570
Principal shares	750,000	7,500	-	-	-	7,500
Private placement	1,000,000	1,932,554	321,239	-	-	2,253,793
Exercise of share purchase warrants	1,000,000	2,803,205	-	-	-	2,803,205
Acquisition of mineral property interest	1,000,000	2,065,500	-	-	-	2,065,500
Finder’s fee	150,000	309,825	-	-	-	309,825
Net loss	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	6,625,000	7,877,876	321,239	-	(2,142,472)	6,056,643
Shares issued:
Exercise of share purchase warrants	100,000	332,124	(32,124)	-	-	300,000
Acquisition of mineral property interest	200,000	246,000	-	-	-	246,000
Finder’s fee	150,000	224,250	-	-	-	224,250
Net loss	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	7,075,000	8,680,250	289,115	-	(4,086,146)	4,883,219
Consolidation of shares on a two for one basis	(3,537,500)	-	-	-	-	-
Net loss	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	3,537,500	8,680,250	289,115	-	(6,464,209)	2,505,156
Net loss	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	3,537,500	8,680,250	289,115	-	(11,182,253)	(2,212,888)
Net earnings	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	3,537,500	8,680,250	289,115	-	(8,754,997)	214,368
Shares issued:
Private placement	4,824,500	2,133,786	246,839	-	-	2,380,625
Exercise of share purchase warrants	4,028,000	1,007,000	-	-	-	1,007,000
Exercise of stock options	32,000	12,800	-	-	-	12,800
Financing shares issued	31,250	35,000	-	-	-	35,000
Acquisition of mineral property interest	4,500,000	3,600,000	-	-	-	3,600,000
Share issue costs	-	(544,260)	-	-	-	(544,260)
Stock based compensation	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares issued:
Private placement	700,000	638,838	201,162	-	-	840,000
Exercise of share purchase warrants	294,500	73,625	-	-	-	73,625
Share issue costs	-	(19,932)	-	-	-	(19,932)
Stock based compensation	-	-	531,000	-	-	531,000
Net loss	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	17,947,750	15,617,107	1,295,116		(11,765,327)	5,146,896
Shares issued:
Private placement	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of share purchase warrants	213,500	300,892	(46,267)	-	-	254,625
Exercise of stock options	250,000	157,000	(27,000)	-	-	130,000
Share issue costs	-	(183,512)	-	-	-	(183,512)
Stock based compensation	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004 carried forward	20,645,650	18,013,756	2,338,734	-	(14,760,029)	5,592,461

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, December 31, 2004 brought forward	20,645,650	$ 18,013,756	$ 2,338,734	$ -	$ (14,760,029)	$ 5,592,461
Shares issued:
Private placement	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of stock options	165,500	124,364	(31,964)	-	-	92,400
Exercise of share purchase warrants	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share issue costs	-	-	-	-	-	-
Stock based compensation	-	(184,660)	488,075	-	-	303,415
Net loss	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investments	-	-	-	(120,000)	-	(120,000)
Adjustment of future income tax liability to
mineral properties (note 2(p))	-	-	-	-	(389,955)	(389,955)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,460,033)	48,303,130
Shares issued:
Private placement	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	(139,705)	-	-	-	(139,705)
Stock based compensation	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	64,821,664	88,181,641	6,170,544	-	(53,625,427)	40,726,758
Shares issued:
Exercise of stock options	33,333	32,815	(11,164)	-	-	21,651
Exercise of share purchase warrants	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock based compensation	-	-	1,152,238	-	-	1,152,238
Unrealized gain on investment	-	-	-	53,850	-	53,850
Realized gain on sale of investments	-	-	-	(53,850)	-	(53,850)
Net loss	-	-	-	-	(2,642,176)	(2,642,176)
Balance, December 31, 2009, carried forward	77,354,997	92,670,965	6,355,109	-	(56,267,603)	42,758,471

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, December 31, 2009, brought forward	77,354,997	$ 92,670,965	$ 6,355,109	$ -	$ (56,267,603)	$ 42,758,471
Shares issued:
Private placement	1,333,333	514,365	285,635	-	-	800,000
Public offerings	17,738,666	8,294,058	1,504,996	-	-	9,799,054
Share issue costs	-	(1,431,027)	212,109	-	-	(1,218,918)
Exercise of share purchase warrants	12,500	14,024	(4,024)	-	-	10,000
Stock based compensation	-	-	838,601	-	-	838,601
Unrealized gain on investment	-	-	-	13,125	-	13,125
Net loss	-	-	-	-	(5,826,972)	(5,826,972)
Balance, December 31, 2010	96,439,496	100,062,385	9,192,426	13,125	(62,094,575)	47,173,361
Shares issued:
Exercise of share purchase warrants	5,215,750	7,202,486	(668,484)	-	-	6,534,002
Share issue costs	-	(68,607)	-	-	-	(68,607)
Stock based compensation	-	-	528,957	-	-	528,957
Unrealized gain on investment	-	-	-	43,750	-	43,750
Net loss	-	-	-	-	(2,714,283)	(2,714,283)
Balance, March 31, 2011	101,655,246	$107,196,264	$ 9,052,899	$ 56,875	$ (64,808,858)	$ 51,497,180

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Cumulative period from inception (May 14,1996) to March 31, 2011
Exploration costs incurred are summarized as follows:
Midway project
Assays and analysis	$ -	$ (12,412)	$ 316,043
Communication	-	-	9,513
Drilling	(130)	9,800	2,053,851
Engineering and consulting	42,223	41,424	4,191,664
Environmental	-	5,152	233,698
Field office and supplies	1,851	4,213	237,859
Legal	877	-	148,964
Property maintenance and taxes	(33)	42	444,373
Reclamation costs	-	24	30,949
Reproduction and drafting	-	-	20,803
Salaries and labor	19,846	28,176	638,743
Travel, transportation and accommodation	21,200	6,268	425,141
	85,834	82,687	8,751,601
Spring Valley project
Assays and analysis	-	-	3,329,900
Communication	-	-	10,307
Drilling	-	-	10,261,359
Engineering and consulting	18,852	1,307	2,460,131
Environmental	-	-	300,445
Equipment rental	-	-	64,651
Field office and supplies	27	144	549,018
Legal	-	-	364,780
Operator fee	-	-	108,339
Property maintenance and taxes	(144)	-	487,921
Reclamation costs	-	-	30,746
Reproduction and drafting	-	-	29,724
Salaries and labor	8,538	3,183	1,249,824
Travel, transportation and accommodation	8,517	-	860,622
	35,790	4,634	20,107,767
Pan project
Assays and analysis	36,022	23,791	706,527
Drilling	276,013	-	2,708,000
Engineering and consulting	459,616	9,674	1,563,741
Environmental	21,583	4,036	184,317
Field office and supplies	39,342	1,663	216,662
Legal	9,284	-	144,799
Property maintenance and taxes	79,839	82	532,636
Reclamation costs	-	-	70,569
Reproduction and drafting	3,429	-	9,167
Salaries and labor	138,829	6,187	1,275,292
Travel, transportation and accommodation	40,743	2,306	318,084
	1,104,700	47,739	7,729,794
Sub-total balance carried forward	$ 1,226,324	$ 135,060	$ 36,589,162

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Cumulative period from inception (May 14,1996) to March 31, 2011
Sub-total balance brought forward	$ 1,226,324	$ 135,060	$ 36,589,162
Burnt Canyon project
Assays and analysis	-	-	21,921
Engineering and consulting	-	-	24,736
Environmental	-	-	462
Field office and supplies	-	-	1,695
Legal	-	-	2,828
Property maintenance and taxes	-	-	50,224
Reproduction and drafting	-	-	5,036
Salaries and labor	-	-	2,923
Travel, transportation and accommodation	-	-	4,142
	-	-	113,967
Thunder Mountain project
Assays and analysis	-	-	14,568
Drilling	-	-	77,956
Engineering and consulting	-	-	706
Environmental	-	-	1,717
Field office and supplies	-	-	1,041
Property maintenance and taxes	-	-	18,905
Reclamation costs	-	-	(578)
Salaries and labor	191	-	2,238
Travel, transportation and accommodation	-	-	55
	191	-	116,608
Gold Rock project
Assays and analysis	-	-	59,994
Drilling	-	-	106,901
Engineering and consulting	12,358	2,262	175,723
Environmental	-	359	893
Field office and supplies	123	447	24,876
Legal	-	-	12,447
Property maintenance and taxes	633	27	306,670
Reclamation costs	8,990	-	10,594
Reproduction and drafting	108	-	447
Salaries and labor	11,541	199	49,860
Travel, transportation and accommodation	1,075	197	33,953
	34,828	3,491	782,358
Golden Eagle project
Assays and analysis	-	-	21,690
Drilling	-	-	3,638
Engineering and consulting	112,915	7,426	288,480
Field office and supplies	-	(84)	2,185
Legal	-	-	19,569
Property maintenance and taxes	-	-	11,627
Salaries and labor	4,463	319	4,844
Travel, transportation and accommodation	1,398	-	16,176
	118,776	7,661	368,209
Sub-total balance carried forward	$ 1,380,119	$ 146,212	$ 37,970,304

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

(An exploration stage company)

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

 (Expressed in Canadian dollars)  (unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Cumulative period from inception (May 14,1996) to March 31, 2011
Sub-total balance brought forward	$ 1,380,119	$ 146,212	$ 37,970,304
Abandoned properties
Acquisition costs and option payments	-	-	40,340
Assays and analysis	-	-	53,791
Communications	-	-	119,734
Drilling	-	-	848,921
Engineering and consulting	-	-	3,272,236
Equipment rental	-	-	348,377
Field office and supplies	-	-	306,551
Foreign exchange gain	-	-	(38,134)
Freight	-	-	234,956
Geological and geophysical	-	-	63,481
Interest on convertible loans	-	-	1,288,897
Legal and accounting	-	-	462,534
Marketing	-	-	91,917
Mining costs	-	-	693,985
Processing and laboratory supplies	-	-	941,335
Property maintenance and taxes	-	-	447,610
Reclamation costs	-	-	38,710
Recoveries	-	-	(40,000)
Reproduction and drafting	-	-	1,179
Security	-	-	350,584
Salaries and labor	-	-	19,203
Travel, transportation and accommodation	-	-	429,499
Utilities and water	-	-	59,425
	-	-	10,035,131
Property investigations
Assays and analysis	-	1,714	174,119
Drilling	-	-	169,129
Engineering and consulting	-	-	210,391
Environmental	-	-	22,761
Field office and supplies	(97)	501	19,935
Legal	-	-	10,952
Property maintenance and taxes	-	-	123,230
Reclamation costs	-	-	2,930
Reproduction and drafting	-	-	4,942
Salaries and labor	4,481	-	8,155
Travel, transportation and accommodation	719	49	114,181
	5,103	2,264	860,725
	$ 1,385,222	$ 148,476	$ 48,866,160

The accompanying notes are an integral part of these consolidated interim financial statements.

1.

Nature and continuance of operations

Midway Gold Corp. (the “Company” or “Midway”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the sourcing, exploration and development of mineral properties.

The Company has not generated revenues from operations.  These consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future.  Management believes that the Company’s cash on hand at March 31, 2011 is sufficient to finance exploration activities and operations through the next twelve months.  Additionally, as of April 21, 2011 (note 14), the Company is authorized by the Canadian Securities Exchanges and the Securities Exchange Commission to offer up to US$60,000,000 of the Company’s common shares.   The Company’s ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully raise additional financing for the substantial capital expenditures required to achieve planned principal operations.  While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

2.

Significant accounting policies and change in accounting policy

These consolidated interim financial statements for the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).  They do not include all of the information and disclosures required by US GAAP for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements.   The interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements including the notes thereto for the year ended December 31, 2010 which may be found on the Company’s profile on SEDAR and EDGAR.

The accounting policies followed by the Company are set out in note 2 to the audited consolidated financial statements for the year ended December 31, 2010 and have been consistently followed in the preparation of these consolidated interim financial statements, except as follows:

Recently adopted accounting policies

On April 16, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2010-13 Compensation - Stock Compensation (Topic 718:  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. This ASU is effective for interim and annual reporting periods for fiscal years beginning on or after December 15, 2010.  This ASU added to or amends sections of Accounting Codification Standards (“ACS”) Topic 718.  These amendments and additions impact the accounting treatment as follows:

a)

A share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a condition that is not a market, performance, or service condition and, therefore shall not be classified as a liability if it otherwise qualifies for equity classification.

b)

If an award is indexed to a factor in addition the entity’s share price.  If that factor is not a market, performance, or service condition (e.g., indexed to the market price of a commodity such as gold), the award shall be classified as a liability.

In accordance with ACS Topic 718, as amended, at March 31, 2011 the fair value of the Company’s share-based compensation is considered a component of equity. Adopting this ASU had no impact on the Company.

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

The valuation of investments in marketable securities include available for sale securities.  The Company’s Level 1 assets include common shares available for sale with no trading restrictions as determined using a market approach based upon unadjusted quoted prices for identical assets in an active market.   Level 1 assets also include warrants that are considered derivatives and are marked to market each reporting period based upon unadjusted quoted prices for identical assets in active markets.  The Company’s Level 2 assets include common shares with trading restrictions that will be removed within one year of the financial period reporting date as determined using a market approach and based upon quoted prices for identical assets in an active market adjusted by a discount to market comparable to the discount allowed by the TSX Venture Exchange for private placements.  The Company’s Level 3 assets include warrants with trading restrictions that will be removed within one year of the financial reporting date as determined using the Black-Scholes valuation model and a discount to market comparable to the discount allowed by the TSX Venture Exchange for private placements.

The determination of fair value for financial reporting purposes is at March 31, 2011 utilizing the applicable framework is as follows:

Financial Instrument	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total at March 31, 2011
	Level 1	Level 2	Level 3
Available-for-sale securities	$ 100,000	$ -	$ -	$ 100,000
Derivatives	-	30,353		30,353
Total	$ 100,000	$ 30,353	$ -	$ 130,353

Financial instruments measured at fair value as at December 31, 2010 were as follows:

Financial Instrument	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total 2010
	Level 1	Level 2	Level 3
Available-for-sale securities	$ -	$ 56,250	$ -	$ 56,250
Derivatives	-	-	24,437	24,437
Total	$ -	$ 56,250	$ 24,437	$ 80,687
Warrant liability	$ -	$1,562,544	$ -	$1,562,544

4.

Investments

As consideration of certain area of interest obligations of  NV Gold Corporation (“NVX”) that apply to the  Roberts Gold project, the Company was issued 250,000 common shares of NVX and 250,000 common share purchase warrants (the “NVX Warrants”) on October 26, 2010.  The NVX Warrants entitle the Company to purchase one common share of NVX at an exercise price of $0.40 until October 26, 2012.  If the volume weighted average price of the common shares of NVX exceed $0.60 for twenty consecutive trading days, NVX may notify the Company in writing that the NVX Warrants will expire 15 trading days from receipt of such notice unless exercised by the Company before such date.  The common shares and the common shares issued pursuant to the exercise of any NVX Warrants were restricted from trading until February 27, 2011.  Accordingly the NVX common shares were categorized as Level 2 and a discount of 25% was applied to the quoted market value on the date of receipt and on December 31, 2010.  Subsequent to February 27, 2011, the date trading restrictions were removed, the NVX common shares were reclassified to Level 1 and the 25% discount was not applied to the March 31, 2011 fair value.

The NVX Warrants are considered derivatives.  At December 31, 2010 they were categorized as Level 3 and were fair valued using the Black-Scholes valuation model and a discount of 25% applied to their fair value on the date of receipt and on December 31, 2010.  The following assumptions were used on the date of receipt: expected life of 2 years; volatility of 100%; no dividend yield; and a risk free interest rate of 1.42%.  The NVX Warrants will be revalued each reporting period with gains or losses recorded in the Statement of Operations.  The following assumptions were used on December 31, 2010: expected life of 1.8 years; volatility of 100%; no dividend yield; and a risk free interest rate of 1.66%.  With the trading restriction expiration on February 27, 2011 the warrants were reclassified from Level 3 to Level 2.  The following Black-Scholes valuation assumptions were used on March 31, 2011:  expected life of 1.56 years; volatility of 101%; no dividend yield; and a risk free interest rate of 1.72%.

	March 31, 2011
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale - common shares	250,000	$ 43,125	$ 56,875	$ 100,000
Warrants	250,000	16,995	13,358	30,353
Total investments		$ 60,120	$ 70,233	$ 130,353

During the three month period ended March 31, 2011 the Company recorded an unrealized gain on the common shares of NVX of $43,750 in accumulated other comprehensive income and an unrealized gain on the NVX Warrants of $5,916 in the Statement of Operations for the difference in the fair value at March 31, 2011 as compared to December 31, 2010.

5.

Equipment

	March 31, 2011			December 31, 2010
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 320,146	$ 247,844	$ 72,302	$ 288,420	$ 242,726	$ 45,694
Leasehold improvements	2,754	24	2,730
Office equipment	102,141	33,400	68,741	79,049	30,859	48,190
Field equipment	71,748	45,011	26,737	68,953	44,679	24,274
Trucks	269,396	72,264	197,132	138,853	59,787	79,066
	$ 766,185	$ 398,543	$ 367,642	$ 575,275	$ 378,051	$ 197,224

6.

Mineral properties

Details on the Company’s mineral properties are found in note 6 to the audited consolidated financial statements for the year ended December 31, 2010.

	December 31, 2010	Additions	Written off	March 31, 2011
Midway	$ 7,036,314	$ -	$ -	$ 7,036,314
Spring Valley	5,664,517	-	-	5,664,517
Pan	33,807,508	213,156	-	34,020,664
Gold Rock	628,324	233,645	-	861,696
Burnt Canyon	178,785	-	-	178,785
Golden Eagle	2,255,613	-	-	2,255,613
	$ 49,571,061	$ 446,801	$ -	$ 50,017,862

(a)

Midway property, Nye County, Nevada

On July 1, 2009, and amended on October 14, 2009, the Company agreed with the Town of Tonopah (“Tonopah”) and Lumos & Associates (“Lumos”) to fund a study to identify the best alternatives which maximize the treatment and dewatering at a possible mine at the Midway Project for municipal use and/or re-injection, to minimize the need for redundant facilities and over costs to benefit the Company and Tonopah.  Tonopah contracted with Lumos to prepare a Preliminary Engineering Report to identify the best alternatives to which the Company agreed to fund up to US$105,120 of which the full amount has been paid or accrued by December 31, 2010 (December 31, 2009, $79,120 (US$74,294)).

(b)

Spring Valley property, Nevada

At March 31, 2011 the Company had an amounts receivable of $21,638 (US$22,316) (December 31, 2010 $62,769 (US$63,110)) for recoverable salaries and expenses, from Barrick Gold Exploration Inc. pursuant to the Spring Valley exploration option and joint venture agreement, which was subsequently paid.

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

At March 31, 2011 the Company had posted a total of $268,783(US$277,210) reclamation deposits compared to $260,087 (US$261,499) at December 31, 2010.

8.

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

(xxxiv)

On June 16, 2010, the Company issued 11,078,666 units at $0.60 per unit for proceeds of $6,647,199 by way of a brokered offering in Canada and a non-brokered offering in the United States. Each unit consisted of one common share and one-half share purchase warrant.  Each whole warrant entitles the holder to purchase one additional common share until June 16, 2012 at an exercise price of $0.80.  The proceeds of the financing of $6,647,199 were allocated on a relative fair value basis as $5,142,202 to common shares and $1,504,997 as to warrants.   The Company issued 658,840 agent’s warrants which entitle the holder to purchase one common share until June 16, 2010 at an exercise price of $0.80.  These warrants have been recorded at the estimated fair value at the issue date of $212,109.  The fair value of warrants was determined using a risk free interest rate of 1.82%, an expected volatility of 131%, an expected life of 2 years, and zero dividends for a fair value per warrant of $0.32.  In addition, the Company paid finders’ fees in the amount of $395,304 and incurred other cash share issue costs of $307,553.

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

The Company incurred $176,288 in issue costs and paid $244,244 to the agent as commission for this public offering.  On February 9, 2011, the Company gave notice to the Warrant holders that it accelerated the expiry date of the warrants to March 14, 2011 and by that date 2,650,000 warrants were exercised and 680,000 warrants expired unexercised.

(xxxvii)

In the three month period ended March 31, 2011 the company issued 5,215,750 common shares pursuant to the exercise of share purchase warrants.  Of the 5,215,750 shares issued, 2,650,000 shares were pursuant to the exercise of the warrants exercised which had an accelerated expiry date of March 14, 2011 and a fair value at December 31, 2010 of $1,562,544 as mentioned in xxxvi above.  Proceeds received on the 5,215,750 common shares issued totalled $4,379,432.

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

The continuity of stock options is as follows:

Expiry date	Exercise Price Per Share	Balance December 31, 2010	Granted	Forfeited	Expired/ Cancelled	Balance March 31, 2011

March 9, 2011	$2.00	75,000	-	-	(75,000)	-
May 4, 2011	$2.00	30,000	-	-	-	30,000
June 15, 2011	$2.25	235,000	-	-	-	235,000
August 30, 2011	$2.63	40,000	-	-	-	40,000
November 30, 2011	$2.70	140,000	-	-	-	140,000
January 23, 2012	$3.00	25,000	-	-	-	25,000
July 31, 2012	$2.71	500,000	-	-	-	500,000
October 30, 2012	$3.36	50,000	-	-	-	50,000
December 6, 2012	$3.32	15,000	-	-	-	15,000
April 13, 2014	$2.04	400,000	-	-	-	400,000
July 16, 2013	$2.00	100,000	-	-	-	100,000
January 7, 2014	$0.56	1,295,000	-	-	-	1,295,000
September 9, 2014	$0.86	1,000,000	-	-	-	1,000,000
May 17, 2015	$0.71	500,000	-	-	-	500,000
June 16, 2015	$0.58	1,705,000	-	-	-	1,705,000
October 22, 2015	$0.61	350,000	-	-	-	350,000
January 13, 2016	$0.95	-	815,000	-	-	815,000
		6,460,000	815,000	-	(75,000)	7,200,000
Weighted average exercise price		$ 1.10	$ 0.95	-	(75,000)	$ 1.07

At March 31, 2011 all but 1,046,667 of the 7,200,000 stock options outstanding were exercisable. The intrinsic value of vested stock options outstanding at March 31, 2011 was $5,100,417.  Intrinsic value for vested stock options is calculated on the difference between the exercise prices of the underlying options and the quoted price of $1.80 for our common stock as of March 31, 2011.

The Company recorded stock-based compensation expense, net of forfeitures, of $528,957 in the three months ended March 31, 2011 (March 31, 2010 - $11,029) for options vesting in that period of which $504,766 (March 31, 2010 - $(376)) was included in salaries and benefits in the statement of operations and $24,191 (March 31, 2010 - $11,405) was included in salaries and labor in the schedule of mineral exploration expenditures.  There is a balance of $248,014 that will be recognized in fiscal 2011, fiscal 2012 and fiscal 2013 as the options vest.

d)

Share purchase warrants:

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share		Balance December 31, 2010	Issued	Exercised	Expired	Balance March 31, 2011
	US$	Cdn$
October 9, 2011*		$0.80	1,333,333	-	(960,000)	-	373,333
June 16, 2012		$0.80	6,185,673	-	(1,605,750)	-	4,579,923
November 12, 2012	$0.90		3,330,000	-	(2,650,000)	(680,000)	-
			10,849,006	-	(5,215,750)	(680,000)	4,953,256
			$ 0.83	-	$ 0.86	US$ 0.90	$ 0.80

*

Each warrant entitles the holder to purchase one additional common share until October 9, 2011 at an exercise price as follows: $0.70 if exercised on or before October 9, 2010; $0.80 if exercised after October 9, 2010 but on or before April 9, 2011; and $0.90 if exercised after April 9, 2011 but on or before October 9, 2011.

9.

Contingency

On January 27, 2011 the Company was delivered a summons that it is being sued in the state of Nevada by Redcor

Drilling, Inc. (“Redcor”) for non-payment of the balance of a drilling invoice that is under dispute by the Company. Redcor is demanding the Company pay US$241,477.24 together with interest at the rate of 4% per annum from September 18, 2010. On March 10, 2011, the Company responded to the summons and intends to continue to protest payment of the amount demanded on the basis of non-performance of services. The Company has recorded the full amount as an accrued liability without accruing interest as the amount of the liability can be estimated and it is likely the Company may be required to pay some portion of the disputed amount.

Redcor placed a mechanic’s lien on a portion of the Pan project that the Company leases from Newark Valley Mining Corp. Subsequently, the Company posted a surety bond for the disputed amount, thereby releasing the mechanic’s lien.

10.

Commitments

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado and office equipment until 2015 as follows.   Future minimum lease payments for non-cancellable with initial lease terms in excess of one year are included.

Fiscal Year	Operating Leases
2011	$ 30,966
2012	49,552
2013	48,034
2014	4,555
Total	$ 133,107

11.

Related party transactions

The Company paid consulting fees of $25,875 (2010 - $22,500) to a company controlled by the Chief Financial Officer of the Company for accounting and corporate compliance services.  That Chief Financial Officer resigned effective March 18, 2011, but, remained as Corporate Secretary at March 31, 2011.

Included in accounts payable and accrued liabilities at March 31, 2011 is $7,272 (December 31, 2010 - $12,944) payable to the company referred to in this note and other directors and officers.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

12.

Financial instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments.  Investments at March 31, 2011 and December 31, 2010 are recorded at fair values (note 4).

13.

Supplemental disclosure with respect to cash flows

The significant non-cash transactions for the three month period  ended March 31, 2011 consisted of the transfer of $668,484 for the fair value of share purchase warrants exercised from paid in additional capital to share capital; the transfer of $2,154,570 for the fair value of  share purchase warrants exercised or expired  from warrant liability (note 8) to share capital.

The significant non-cash transactions for the three month period ended March 31, 2010 were nil.

14.

Subsequent events

Subsequent to March 31, 2011 the Company received confirmation that on April 21, 2011, the Canadian Securities Commissions accepted the Company’s Short Form Prospectus, which along with the Company’s S-3 Shelf Registration Statement under the Securities Act of 1933, as amended, declared effective by the SEC on February 14, 2011 (jointly the “2011 Prospectus”), allows the Company to offer and sell, from time to time over a twenty-five month period, up to US$60,000,000 of the Company’s common shares, without par value, with or without warrants to purchase common shares, or any combination thereof in one or more transactions under the 2011 Prospectus. The Company may also offer under this 2011 Prospectus any common shares issuable upon the exercise of warrants.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report filed on Form 10-Q.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Form 10-K filed with the SEC on March 17, 2011, and elsewhere in this report.

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

Business Strategy and Development

The Company is currently working towards transitioning itself from an exploration company to a gold production company with plans to advance the Pan gold deposit located in White Pine County, Nevada through to production by as early as 2013.

The map below shows the location of Midway’s properties located in Nevada, USA.

Highlights for the first quarter 2011 and up to May 10, 2011:

•

Spring Valley project - fourth quarter 2010 drilling results were received from Barrick and a new resource estimate was received

•

Pan project - a positive Prefeasibility Study was completed, an agreement for water rights was executed, and a reverse circulation drilling program commenced

•

Midway project - a cooperative agreement with the Town of Tonopah was signed, an initial underground mineable resource estimate was completed, and a core drilling program commenced

•

Gold Rock project - a technical report reviewing historic data was completed in advance of a planned 2011 work program

Activities on Midway’s properties in the first quarter ended March 31, 2011 and up to May 10, 2011 the date of this Quarterly Report filed on Form 10-Q, are described in further detail below.

Spring Valley Project, Pershing County, Nevada

Barrick conducted and funded exploration in 2010 on the Spring Valley project to meet its minimum expenditure requirement of US$5,000,000. Barrick has the exclusive right to earn a 60% interest in the Spring Valley project by spending US$30,000,000 on the property over five years. Barrick may increase its interest by 10% (70% total) by spending an additional US$8,000,000 in the year immediately after vesting at 60%. At the Company’s election, Barrick may also earn an additional 5% (75% total) by carrying the Company to a production decision and arranging financing for the Company’s share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established.

Barrick forwarded results from fourth quarter 2010 drilling. The Company reported these results, including an extension of the mineralized strike length by about 1.8 km to the south-southwest of the previously known gold resource. A step out drill hole intersected strong, relatively shallow Spring Valley-type mineralization in similar structures and host rocks as seen in the existing gold resource. The drill hole is south of property acquired in December of 2010 and is believed to indicate very strong exploration potential for the new, untested parcels.

Barrick has informed Midway that it intends to conduct and fund the minimum required program of US$7,000,000 in 2011 for a cumulative amount of US$16,000,000 by December 31, 2011.  Drilling in 2011 is expected to focus on expanding the resource and evaluating satellite targets, particularly within the recently acquired land south of the existing resource.

The Company engaged an independent engineer, Gustavson Associates, LLC of Lakewood, Colorado to review the drilling results and provide a new resource update that incorporated all Barrick drilling to date, resulting in the conversion of 2.16 million ounces of gold to the Measured and Indicated categories, consisting of 0.93 million ounces in the Measured category and 1.23 million ounces in the Indicated category at a cut-off grade of 0.14 grams per tonne (g/t). The new drilling also produced an additional Inferred resource of 1.97 million ounces of gold at the same cut-off grade.  The Measured resource is contained within 59.0 million tonnes grading 0.49 g/t, the Indicated resource is contained within 85.8 million tonnes grading 0.45 g/t and the Inferred resource is contained within 103.9 million tonnes grading 0.59 g/t.

Measured and Indicated resources are estimated pursuant to Canadian industry standards.  See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.  The Spring Valley project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Barrick is funding the majority of the ongoing costs of this project. In the three months ended March 31, 2011, the Company incurred $27,515 primarily to fund engineering and legal costs incurred on the portion of the Seymork land that falls outside of the Barrick agreement area of interest.

Pan Project, White Pine County, Nevada

The Pan property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.  The Pan deposit is a Carlin-style, disseminated gold deposit, located along the Battle Mountain-Eureka Trend.

Mine planning and engineering design were on-going through the first quarter. Initial results were reported as part of a positive Prefeasibility Study and additional work is underway for a Feasibility Study scheduled for completion in the first half of 2011. Environmental studies are continuing in support of permitting including a plan of operations and reclamation plan to be submitted to management agencies.

The Company executed a lease agreement for water rights needed to develop the project, which provides for a 10 year primary term, extendable by 15 years, and annual payments at a rate of the water used.  The Company estimates that, at anticipated production levels, the cost of water under the lease will be approximately US$1.00 per ounce of gold produced. The Company will be able to use water for exploration and other project related purposes prior to commencing production.

The Company commenced a 6,500 meter reverse circulation (RC) drilling program in the first quarter. A 600 meter diamond core program will be added later. The Pan deposit is still open to the North, the South and at depth and this 2011 drilling is designed to expand the resource by following up on 2010 drilling that identified higher gold grades and a possible new gold zone.  Drilling will also test for mineralization beneath proposed mine facility sites.

On April 4, 2011, the Company reported the results of a Prefeasibility Study for the Pan project, prepared by Gustavson Associates.  The Prefeasibility Study demonstrated positive economic results and technical favorability of the Pan project and included a new resource estimate. Highlights of the study are included below.

Highlights (Base Case at $1,050/oz gold)

•

Resource growth over the July 2010 Preliminary Economic Assessment

o

848,700 contained ounces in Measured and Indicated Resource categories at a grade of 0.016 oz gold per short ton at a 0.008 oz/ton cutoff grade

•

Proven and Probable Reserves of 716,900 contained ounces grading 0.017 oz/ton gold*

•

Robust project economics

o

Capital costs of US$79.25 million including 15% contingency

o

Total cash operating costs (including taxes) projected to be $431 per oz

o

Total cash costs (including royalties) projected to be $473 per oz

o

Fully loaded production cost (cash costs and capital) is expected to be $666 per oz

o

At $1,050 per oz gold, after-tax net present value (NPV) at 5% discount of US$91.1 million and internal rate of return (IRR) of 32.5% using a 0.008 oz/ton cutoff grade

o

At $1,250 per oz gold, the NPV increases to approximately $142 million (55% higher)

o

At $1,450 per oz gold, the NPV increases to approximately $192 million (111% higher)

•

Project lifespan in excess of 9 years with heap leach stacking of 17,000 tons per day (tpd)

o

Average of 77,000 ounces per year produced over 8.5 years of operation

•

Average estimated recovery of 80% gold for the South Pit and 70% gold for the North Pit

•

Life of mine (LOM) strip ratio of 1.40:1

•

Expansion potential includes

o

Inferred resources in the $1,050 pit

o

Open mineralization at depth and along strike at North and South Pan

* Proven and probable reserves are estimated pursuant to Canadian industry standards.  See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

Mineral Reserves and Resources

The open pit mineral reserves and resources were completed by Gustavson, with Ms. Terre A. Lane and Mr. Donald E. Hulse acting as the Qualified Persons (QP). The Prefeasibility Study demonstrates the project is economically viable therefore the Measured and Indicated Mineral Resources within the designed pits are considered Proven and Probable Reserves.  Only the two main ore bodies (North Pan and South Pan) are included in the mine design.  A 0.008 oz/ton cutoff grade resulted in the highest NPV for the project and is the selected Base Case.  Mineral Reserves were based upon a design pit using Lerchs Grossmann generated pit surfaces that maximize revenue based on a $1,050 per ounce three-year trailing average price of gold.

The resource estimation includes all data collected through February 28, 2011, including 15 core holes drilled in 2010 by Midway as well as new lithology and alteration models for breccia controlled mineralization.  Ordinary Kriging was used to estimate gold grades in a block model with blocks 20 feet wide, 20 feet long and 20 feet high.  Measured and Indicated resource estimates are limited to drill intervals with fire assay results. Inferred resource estimates include all available assay data.

The mineral resources and reserves are summarized below.  Mineral resources are inclusive of mineral reserves.

Total Pan Mineral Resource, March 2011*

Cutoff Grade (gold oz/ton)	Short Tons (x 1000)	Gold Grade (gold oz/ton)	Ounces (x 1000)

Measured
0.01	21,996	0.019	426.9
0.008	25,025	0.018	453.7
0.006	28,110	0.017	474.5
0.004	30,685	0.016	487.9

Indicated
0.01	21,273	0.016	346.2
0.008	26,814	0.015	394.8
0.006	32,162	0.013	432.2
0.004	36,629	0.013	456.1

Measured plus Indicated
0.01	43,269	0.018	770.7
0.008	51,839	0.016	848.7
0.006	60,272	0.015	909.8
0.004	67,314	0.014	946.2

Inferred
0.01	4,977	0.016	80.5
0.008	7,164	0.014	100.2
0.006	10,834	0.012	125.1
0.004	14,690	0.010	144.7

Total Pan Mineral Reserve, March 2011

Cutoff Grade (gold oz/ton)	Short Tons (x 1000)	Gold Grade (gold oz/ton)	Ounces (x 1000)

Proven
0.01	20,481	0.020	402.5
0.008	23,012	0.018	425.4
0.006	25,289	0.017	441.3
0.004	27,047	0.017	450.2

Probable
0.01	15,656	0.017	265.1
0.008	18,540	0.016	291.1
0.006	20,944	0.015	308.0
0.004	23,775	0.016	374.2

Proven plus Probable
0.01	36,137	0.018	667.6
0.008	41,553	0.017	716.5
0.006	46,233	0.016	749.3
0.004	50,822	0.016	824.4

Inferred within $1,050 Pit Design
0.01	530	0.015	8.1
0.008	774	0.013	10.3
0.006	1,110	0.011	12.6
0.004	1,542	0.010	14.8

* Mineral resource and mineral reserve estimates are estimated pursuant to Canadian industry standards.  See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

Expansion Potential

Additional mineralization not included in the Prefeasibility Study includes Inferred resources in the $1,050 pit, open mineralization at depth and along strike at North and South Pan.  Mineralization at North Pan has not been closed off at depth, particularly along the Pilot Shale-Devil’s Gate Limestone contact, or to the north where it trends under Tertiary volcanic rocks.  At the South Pan deposit, mineralization is open to the east and to the south where the deposit also trends under Tertiary volcanic rocks.

Mining and Production

Midway plans to use conventional open pit mining methods, using front end loaders and in-pit crush and convey with mobile jaw crushers and mobile conveyors conveying waste to the waste dump.  The majority of the material from the mine will be drilled and blasted prior to loading.  The initial mining fleet consists of two loaders, two jaw crushers, and two 100-ton trucks, with various support equipment.  The mine plan produces 6.1 million tons of ore per year for delivery to the heap leach (17,000 tpd).  Peak ore and waste production is estimated to be 52,000 tpd.  The pit design is based on inter-ramp slope angles of 50 degrees for South Pan, 45 degrees for North Pan.  The face slope angles are 70 degrees for South Pan and 63 degrees for North Pan.

Operating Costs

Description	US$ Per ton of ore	US$ Per oz of gold
Mining	1.76	136.92
Processing	2.46	191.02
G&A	0.33	25.88
Production Taxes	0.50	38.44
Contingency - 10%	0.51	39.23
Total Operating Cost	$5.56	$431.48

Initial Capital Costs

Description	US$
Construction capital	58.11 million
Owner’s capital	4.42 million
Contingency (15%)	9.45 million
Working capital and inventory	7.26 million
Total	$79.25 million

Metallurgy and Processing

Material from the North and South Pan pits will be processed using conventional heap leaching methods.  Ore from both pits will be crushed by the primary in-pit mobile jaw crusher and secondary and tertiary cone crushers to a nominal 0.5 inches prior to leaching.  The fines will be agglomerated.  Crush size and leach kinetics are based on current metallurgical testing.  Additional testing for optimization is underway.

Barren solution will be distributed on the leach pad with drip tube emitters.  Pregnant solution and storm water storage ponds are integral to the leach pad system.  Pregnant solutions will be treated in an adsorption/desorption refining (ADR) plant using conventional unit processes.

The Prefeasibility Study was prepared to the standards of National Instrument 43-101 and was filed on SEDAR on April 4, 2011. The Prefeasibility Study was prepared under the supervision of William J. Crowl, Vice President of Mining, Donald E. Hulse, Principal Mining Engineer, Terre A. Lane, Principal Mining Engineer and Donald J. Baker, Associate Principal Geologist of Gustavson, and Deepak Malhotra, President of Resource Development, Inc., each of whom are independent of the Company and are qualified persons.

The Company incurred $1,104,700 of expenditures at the Pan project in the three months ended March 31, 2011 of which, 37% was the cost of engineering, environmental, geochemical and geological work for the prefeasibility study and advancing work toward the feasibility study, 25% on the ongoing drill program and the balance on advancing study and permitting activities.

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

An initial resource estimate was completed during the quarter on select veins of the Discovery and Dauntless zones that could possibly be developed using underground mining methods. Additional engineering studies are underway to support further underground mine analyses and to guide future work programs. A core drilling program is underway to provide additional geological information and to confirm past RC drill results. An agreement was executed with the Town of Tonopah providing a framework for cooperation during development of the Midway project.

A NI 43-101 compliant resource estimate was completed by Gustavson Associates, LLC to evaluate a limited number of vein-like structures primarily in the Discovery Zone.  Mineralization was modeled using Indicator Kriging to analyze zones of potential high grade mineralization.  This indicator model was calibrated by comparison with veins modeled on cross sections, and appears to have identified higher grade areas with continuous gold mineralization that could possibly be mined by underground methods.

  Midway Project Initial Inferred Underground Resource*

Cutoff Grade (oz/ton)	Short Tons (thousands)	Grade (oz/ton)	Ounces
0.1000	114.0	0.3017	34,394
0.0750	127.0	0.2813	35,725
0.0500	130.0	0.2758	35,854
0.0200	131.0	0.2742	35,920

* Inferred mineral resource estimate is estimated pursuant to Canadian industry standards.  See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

The resource was prepared to the standards of National Instrument 43-101 and was filed on SEDAR on April 1, 2011. The report was prepared under the supervision of William J. Crowl, Vice President of Mining, Donald E. Hulse, Principal Mining Engineer, Terre A. Lane, Principal Mining Engineer and Donald J. Baker, Associate Principal Geologist of Gustavson, each of whom are independent of the Company and are qualified persons.

The Company incurred $85,834 of expenditures at the Midway project in the three months ended March 31, 2011 of which 49% was the cost of engineering studies and the balance on work to support the discussions for the water rights.

Gold Rock Project, White Pine County, Nevada

The Gold Rock property is situated in the eastern Pancake Range in western White Pine County, Nevada. The property is 8 miles southeast of the Company’s Pan project. Access is via the Green Springs road from US Highway 50 approximately 65 miles from Ely, Nevada. Water is readily available from wells in the region. Power will likely be available by extending power lines from the Pan property.

A technical report was completed in the first quarter by Gustavson Associates, LLC to review geological and historical drill data prior to a planned 2011 drilling program.  Historic drill results include 673 drill holes within and surrounding the Easy Junior open pit mine.   Review of select drill data confirmed that assays in the database are consistent with original assay certificates. These drill results suggest there could be significant unmined gold mineralization along strike of Easy Junior that may represent a bulk tonnage epithermal gold target.

Gustavson reviewed a historic resource estimate that was completed in 1988 prior to mining by International Mining Consultants of Tucson, Arizona (“IMC”) (see table below).  During operations, the mine reportedly produced approximately 52,400 ounces of gold.  A qualified person has not done sufficient work to classify the historical estimate as current mineral resources; Midway is not treating the historical estimate as a  current mineral resource and the historical estimate should not be relied upon.

IMC geological reserve (1988 geologic inventory, no economic constraint)

Cutoff Grade (oz/ton)	Short Tons	Grade (oz/ton)	Ounces
0.050	758,000	0.064	48,512
0.030	3,552,000	0.043	152,736
0.025	4,953,000	0.039	193,167
0.020	6,963,000	0.034	236,742
0.015	9,934,000	0.029	288,086
0.012	12,641,000	0.025	316,025
0.010	14,990,000	0.023	344,770

Gustavson’s evaluation confirms that Gold Rock contains a gold system that warrants additional exploration and evaluation.  The mineralizing system is strong, with a known strike length of over 8,000 feet.  The lithology, alteration, and mineralization are similar to other sediment hosted Carlin-type systems such as Alligator Ridge, Bald Mountain, Rain, and Midway’s Pan Project, 8 miles to the northwest.  Only a portion of the system has been explored and mined, and drilling outside of the Easy Junior pit area is widely spaced and shallow.  The Gold Rock system has structural controls that have not been explored at depth. Previous exploration has not closed off mineralization in any direction.

Gustavson’s evaluation was prepared to the standards of National Instrument 43-101 and was filed on SEDAR on March 30, 2011. The report was prepared under the supervision of William J. Crowl, Vice President of Mining, Donald E. Hulse, Principal Mining Engineer, Terre A. Lane, Principal Mining Engineer and Donald J. Baker, Associate Principal Geologist of Gustavson, each of whom are independent of the Company and are qualified persons.

The Company incurred $34,828 expenditures at the Gold Rock project in the three months ended March 31, 2011 of which 35% was the cost of engineering studies and the balance on geological programs.

Burnt Canyon Project, Pershing County, Nevada

Burnt Canyon is a volcanic hosted epithermal system with gold identified in numerous rock and soil samples. The project lies between high grade veins in the Seven Troughs district to the south and the Wildcat disseminated gold deposit to the north in Pershing County, Nevada.

The Company did not conduct any work on the Burnt Canyon project in the three months ended March 31, 2011.

Thunder Mountain Project, Nye County, Nevada

Thunder Mountain is a gold and silver rich epithermal vein and disseminated gold system hosted in rhyolite tuffs and flow dome complexes located six miles southeast of the Midway project in Nye County, Nevada.

The Company did not conduct any work on the Thunder Mountain project in the three months ended March 31, 2011.

The Company incurred $191 expenditures at the Thunder Mountain project in the three months ended March 31, 2011 all of which were for labor costs

Golden Eagle Project, Ferry County, Washington

The Golden Eagle property is located on private land in the Eureka (Republic) mining district in Ferry County,

Washington. The property is two miles northwest of the town of Republic, Washington and is accessed by the Knob Hill county road.

The Company has commissioned a preliminary economic assessment to evaluate the economics of different mining options at Golden Eagle using current gold prices. Engineering studies were initiated in the first quarter and will include evaluations of methods for processing sulfide mineralization and issues related to permitting.

The Company incurred $118,776 of expenditures at the Golden Eagle project in the three months ended March 31, 2011, primarily for engineering studies.

Results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

The net loss for the three months ended March 31, 2011 was $2,714,283 (2010 - $392,220).

Significant differences between the periods are as follows:

Consulting totaled $43,687 (2010 - $22,500) an increase of $21,187 over the comparative period.  Management engaged a consultant to assist the Company on legislative/political issues related to mining in the state of Nevada.

Investor relations and travel totalled $100,861 (2010 - $82,941) an increase of $17,920 over the comparative period.    Midway has focused its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and by attendance at selected industry investor shows. Of the increase, $10,712 was due to increased investor relations related travel and $5,516 in investor relations related consulting and other fees.

Exploration expenses were $1,385,222 (2010 - $148,476).  The details of the expenses in each period may be found in the schedule to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $24,191 (2010 - $11,405).  Management fees earned from Barrick for the Spring Valley project were $3,717 (2010 - $4,520).

Office and administration expenses in the current period were $62,884 (2010 - $42,645) an increase of $20,239 over the comparative period.  This increase is the result of an increase in staff sizes at both the Englewood, Colorado and Ely, Nevada locations.  In the comparative period in 2010 the corporate office was located in Helena, Montana.

Transfer agent and filing fees in the current period was $60,861 (2010- $34,851) an increase of $26,101 over the comparative period.  $8,682 of the increase related to increased fees paid to Computershare as a result of the large volume of share warrant exercises in the current period.  $18,073 additional costs were incurred for regulatory and filing fees.

Director’s fees, salaries and benefits were $804,384 inclusive of $504,766 of non-cash stock based compensation.  The majority of the fair value of the January 13, 2011 options grant was included as stock based compensation in the salaries and benefits for the three months ended March 31, 2011.  In the comparative period $233,142 included a $376 credit of non-cash stock based compensation due to a stock option forfeiture.

The foreign exchange gain in the current period was $49,595 compared to a gain in the comparative period of $260,847.  There was an unrealized gain of $147,942 for the current period.  $271,449 was unrealized in the comparative period.  The unrealized foreign exchange relates to restatement of the US dollar denominated future income tax liability.

A loss on the change in fair value of warrant liability of $592,026 was recognized in the current period.  There was no comparable amount for the three month period ended March 31, 2010.  This liability is described in notes 8 and 13.  These warrants were either exercised or they expired in the current period and there was no warrant liability at March 31, 2011.

Summary of Quarterly Results (Unaudited)

	March 2011	Dec 2010	Sept 2010	June 2010	March 2010	Dec 2009	Sept 2009	June 2009
$(000’s) except per share amounts
Revenue from the sale of minerals	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Net loss	2,714	2,096	1,527	1,812	392	68	836	491
Net loss per share, basic and diluted	0.03	0.02	0.02	0.02	0.01	0.00	0.01	0.01

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

Financial Condition and Liquidity

The Company began the 2011 year with cash and cash equivalents of $6,062,816.  During the three months ended March 31, 2011, the Company expended $2,214,251 on operations, invested a total of $646,407 in mineral properties and equipment and received $4,310,825 from warrant exercises to end at March 31, 2011 with cash and cash equivalents of $7,512,983.

The Company has not generated revenues from operations.  These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.    The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As at March 31, 2011, the Company had an accumulated deficit of $64,808,858 and working capital of $7,143,168 which management believes is sufficient to fund ordinary operations through the next twelve months, however the Company intends to raise additional equity funds as the opportunity presents itself.

There was a severe deterioration in global credit and equity markets in 2007 through 2009.  This resulted in the need for government intervention in major banks, financial institutions and insurers and also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While market conditions have generally improved through 2010 and into 2011, access to capital and credit remains limited compared to capital markets before the deterioration in 2007.  Continued disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital and financing may not be available on terms acceptable to us or at all.

On April 21, 2011, the Canadian Securities Commissions accepted the Company’s Short Form Prospectus, which along with the Company’s S-3 Shelf Registration Statement under the Securities Act of 1933, as amended, declared effective by the SEC on February 14, 2011 (jointly the “2011 Prospectus”), allows the Company to offer and sell, from time to time over a twenty-five month period, up to US$60,000,000 of the Company’s common shares, without par value, with or without warrants to purchase common shares, or any combination thereof in one or more transactions under the 2011 Prospectus. The Company may also offer under this 2011 Prospectus any common shares issuable upon the exercise of warrants.

As of the date of this Quarterly Report on Form 10-Q, there are 7,200,000 stock options outstanding at prices ranging from $0.56 to $3.36 and 4,953,256 share purchase warrants at a price of $0.80.  While it is probable that some of these options and share purchase warrants will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of March 31, 2011, we have accrued US$50,645 ($49,105 at March 31, 2011 compared to $41,445 at December 31, 2010) related to reclamation and other closure requirements at our properties. These liabilities are covered by a combination of surety bonds and restricted cash totaling $268,783 at March 31, 2011 (December 31, 2010 - $260,087). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of March 31, 2011; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Related Party Transactions

The Company had the following related party transactions for the three months ended  March 31, 2011 and 2010 respectively.

	March 31, 2011	March 31, 2010

Consulting services paid to a company owned by Doris Meyer, who, Until March 18, 2011, was an officer of the Company	$25,875	$22,500

Included in accounts payable and accrued liabilities at March 31, 2011 is $7,272 (December 31, 2010 - $12,944) payable to the company referred to in this note and other directors and officers.

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.

Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended March 31, 2011, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Redcor placed a mechanic's lien on a portion of the Pan project that the Company leases from NVMC. Subsequently, the Company posted a surety bond for the disputed amount which released the lien from the property.

Item 1A.

Risk Factors.

There are no material changes from the risk factors previously disclosed in Midway’s Form 10-K filed on March 31, 2011 with the SEC.

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

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").  Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2011, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

MIDWAY GOLD CORP.
May 15, 2011	By: /s/ Daniel Wolfus Daniel Wolfus Chairman, Chief Executive Officer and Director (Principal Executive Officer)
May 15, 2011	By: /s/ Fritz K. Schaudies Fritz Schaudies Chief Financial Officer (Principal Financial and Accounting Officer)

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

May 15, 2011

/s/ Daniel Wolfus

Daniel Wolfus

Chairman, Chief Executive Officer and Director

(Principal Executive Officer)

Exhibit 31.2

Certifications

I, Fritz Schaudies, certify that:

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

May 15, 2011

/s/ Fritz K. Schaudies

Fritz Schaudies

Chief Financial Officer

(Principal Financial and Accounting Officer)

            Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2011 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 15, 2011

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Midway Gold Corp. (the “Company”) does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2011 (the “Report”) that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 15, 2011

/s/  Fritz K. Schaudies

Fritz K. Schaudies

Chief Financial Officer

(Principal Financial and Accounting Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.