Form 10-Q
period 2011-06-30
Midway Gold Corp
filed 2011-08-15
CIK 1319009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

 Commission file number: 001-33894

MIDWAY GOLD CORP.

 (Exact name of registrant as specified in its charter)

British Columbia	98-0459178
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 280 – 8310 South Valley Highway
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(720) 979-0900

(Registrant’s Telephone Number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒   Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer   ☐        Accelerated filer    ☐ Non-accelerated filer    ☐   Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of Shares outstanding at August 2, 2011: 111,623,769

EXPLANATORY NOTE

All references to “$” in this report mean the Canadian dollar.  All references to “US$” refer to the U.S. dollar, and unless otherwise indicated all currency amounts in this report are stated in Canadian dollars.

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED INTERIM BALANCE SHEETS
 (Expressed in Canadian dollars)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$15,258,954	$6,062,816
Amounts receivable (note 6(b))	98,344	91,710
Prepaid expenses and other current assets	495,571	134,981
	15,852,869	6,289,507

Investments (notes 3 and 4)	100,971	80,687
Reclamation deposit (note 7)	268,435	260,087
Property and equipment (note 5)	1,124,043	197,224
Mineral properties (note 6)	50,040,124	49,571,061

	$67,386,442	$56,398,566

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities (note 11)	$1,343,395	$711,091

Warrant liability (notes 3 and 8)	-	1,562,544
Future income tax liability	5,543,587	6,951,570

Stockholders’ equity (note 8):
Common stock authorized – unlimited, no par value
Issued – 110,657,416 (2010 – 96,439,496)	119,749,209	100,062,385
Additional paid in capital	8,828,215	9,192,426
Accumulated other comprehensive income	31,875	13,125
Deficit accumulated during exploration stage	(68,109,839)	(62,094,575)
	60,499,460	47,173,361

	$67,386,442	$56,398,566

Nature and continuance of operations (note 1)
Contingency (note 9)
Commitments (note 10)
Subsequent events (note13)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	Cumulative period from inception (May 14,1996) to June 30, 2011

Expenses
Consulting (note 11)	$63,462	$22,500	$107,149	$45,000	$860,014
Depreciation	6,928	17,492	27,420	43,180	716,006
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Interest and bank charges	5,965	1,477	10,969	3,101	902,722
Investor relations	62,202	58,775	101,798	93,968	1,337,805
Legal, audit and accounting	107,674	39,102	180,776	105,550	2,793,218
Management fees	(1,965)	(4,828)	(5,682)	(9,348)	210,906
Mineral exploration expenditures (Schedule)	3,148,793	286,174	4,534,015	434,650	52,014,953
Mineral property interests written-off	-	119,980	-	119,980	4,391,734
Mineral property interests recovered	-	-	-	-	(60,120)
Office and administration	83,613	50,021	146,497	92,666	1,659,004
Salaries and benefits	443,555	871,847	1,247,939	1,104,989	10,562,003
Transfer agent and filing fees	49,631	41,188	110,492	76,039	709,804
Travel	53,067	51,544	114,332	99,292	1,094,067
Operating loss	4,022,925	1,555,272	6,575,705	2,209,067	74,385,804

Other income (expenses):
Foreign exchange gain (loss)	58,486	(357,295)	108,081	(96,448)	1,094,074
Loss on change in fair value of warrant liability	-	-	(592,026)	-	(1,235,700)
Interest and investment income	7,113	1,652	9,125	2,320	862,450
Loss on sale of equipment	-	-	-	-	(5,903)
Gain on sale of investments (note 3)	-	-	-	-	44,077
Investment write down (note 3)	-	-	-	-	(130,000)
Unrealized gain (loss) on investments (note 4)	(4,382)	-	1,534	-	(583,249)
Other income	(273)	-	(273)	60	87,008
	60,944	(355,643)	(473,559)	(94,068)	132,757

Net loss before income tax	3,961,981	1,910,915	7,049,264	2,303,135	74,253,047
Income tax recovery	661,000	99,000	1,034,000	99,000	6,143,208

Net loss	$3,300,981	$1,811,915	$6,015,264	$2,204,135	$68,109,839

Basic and diluted loss per share	$0.03	$0.02	$0.06	$0.03

Weighted average number of shares outstanding	104,991,087	80,514,484	101,718,618	78,943,468

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	Cumulative period from inception (May 14,1996) to June 30, 2011
Cash provided by (used in):
Operating activities:
Net loss	$(3,300,981)	$(1,811,915)	$(6,015,264)	$(2,204,135)	$(68,109,839)
Items not involving cash:
Depreciation	6,928	17,492	27,420	43,180	716,006
Stock-based compensation	210,522	608,181	739,479	619,210	7,714,211
Unrealized foreign exchange loss (gain)	(226,041)	376,059	(373,983)	104,610	(1,702,993)
Investment write down	-	-	-	-	130,000
Unrealized (gain) loss on investment	4,382	-	(1,534)	-	583,249
Non-cash interest expense	-	-	-	-	234,765
Loss on change in liability of warrants	-	-	592,026	-	1,235,700
Future income tax recovery	(661,000)	(99,000)	(1,034,000)	(99,000)	(6,143,208)
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Loss on sale of equipment	-	-	-	-	5,903
Gain on sale of investments	-	-	-	-	(44,077)
Mineral property interests written off	-	119,980	-	119,980	4,391,734
Mineral property interest recovery	-	-	-		(60,120)
Change in non-cash working capital items:
Amounts receivable	(35,695)	(1,995)	1,366	17,783	(72,057)
Prepaid expenses	(3,344)	(51,805)	(360,590)	(130,277)	(515,613)
Accounts payable and accrued liabilities	426,704	(19,709)	632,304	7,726	1,438,400
	(3,578,525)	(862,712)	(5,792,776)	(1,520,923)	(63,004,251)
Investment activities:
Proceeds on sale of subsidiary	-	-	-	-	254,366
Proceeds on sale of equipment	-	-	-	-	22,820
Proceeds on sale of mineral property	-	-	-	-	233,459
Proceeds on sale of investments	-	-	-	-	321,852
Mineral property acquisitions	(22,262)	(18,496)	(469,063)	(398,689)	(21,745,287)
Deferred acquisition costs	-	-	-	-	(23,316)
Purchase of equipment	(763,329)	(2,832)	(954,239)	(26,265)	(2,854,058)
Reclamation deposit	348	(11,731)	(8,348)	(10,795)	(683,818)
	(785,243)	(33,059)	(1,431,650)	(435,749)	(24,473,982)
Financing activities:
Advance from Red Emerald Ltd.	-	-	-	-	12,010,075
Common stock issued, net of issue costs	12,109,739	6,725,624	16,420,564	6,725,624	84,402,507
Promissory note	-	-	-	-	2,000,000
Repayment of promissory note	-	-	-	-	(2,000,000)
Convertible debenture	-	-	-	-	6,324,605
	12,109,739	6,725,624	16,420,564	6,725,624	102,737,187

Increase (decrease) in cash and cash equivalents	7,745,971	5,829,853	9,196,138	4,768,952	15,258,954
Cash and cash equivalents, beginning of period	7,512,983	679,421	6,062,816	1,740,322	-
Cash and cash equivalents, end of period	$15,258,954	$6,509,274	$15,258,954	$6,509,274	$15,258,954

Non-cash financing and investing activities:
Transfer of fair value of share purchase warrants exercised or expired from warranty liability (note 8) to share capital	-	-	$2,154,570	-	$2,154,570

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(Expressed in Canadian dollars)  (unaudited)

	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Net loss for the period before other comprehensive loss	$3,300,981	$1,811,915	$6,015,264	$2,204,135
Unrealized (gain) loss on investment (note 4)	25,000	-	(18,750)	-
Comprehensive loss	$3,325,981	$1,811,915	$5,996,514	$2,204,135

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, May 14, 1996 (date of inception)	-	$-	$-	$-	$-	$-
Shares issued:
Private placements	700,000	168,722				168,722
Net loss	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	700,000	168,722			(114,800)	53,922
Shares issued:
Initial public offering	2,025,000	590,570	-	-	-	590,570
Principal shares	750,000	7,500	-	-	-	7,500
Private placement	1,000,000	1,932,554	321,239	-	-	2,253,793
Exercise of share purchase warrants	1,000,000	2,803,205	-	-	-	2,803,205
Acquisition of mineral property interest	1,000,000	2,065,500	-	-	-	2,065,500
Finder’s fee	150,000	309,825	-	-	-	309,825
Net loss	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	6,625,000	7,877,876	321,239	-	(2,142,472)	6,056,643
Shares issued:
Exercise of share purchase warrants	100,000	332,124	(32,124)	-	-	300,000
Acquisition of mineral property interest	200,000	246,000	-	-	-	246,000
Finder’s fee	150,000	224,250	-	-	-	224,250
Net loss	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	7,075,000	8,680,250	289,115	-	(4,086,146)	4,883,219
Consolidation of shares on a two for one basis	(3,537,500)	-	-	-	-	-
Net loss	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	3,537,500	8,680,250	289,115	-	(6,464,209)	2,505,156
Net loss	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	3,537,500	8,680,250	289,115	-	(11,182,253)	(2,212,888)
Net earnings	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	3,537,500	8,680,250	289,115	-	(8,754,997)	214,368
Shares issued:
Private placement	4,824,500	2,133,786	246,839	-	-	2,380,625
Exercise of share purchase warrants	4,028,000	1,007,000	-	-	-	1,007,000
Exercise of stock options	32,000	12,800	-	-	-	12,800
Financing shares issued	31,250	35,000	-	-	-	35,000
Acquisition of mineral property interest	4,500,000	3,600,000	-	-	-	3,600,000
Share issue costs	-	(544,260)	-	-	-	(544,260)
Stock based compensation	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares issued:
Private placement	700,000	638,838	201,162	-	-	840,000
Exercise of share purchase warrants	294,500	73,625	-	-	-	73,625
Share issue costs	-	(19,932)	-	-	-	(19,932)
Stock based compensation	-	-	531,000	-	-	531,000
Net loss	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	17,947,750	15,617,107	1,295,116		(11,765,327)	5,146,896
Shares issued:
Private placement	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of share purchase warrants	213,500	300,892	(46,267)	-	-	254,625
Exercise of stock options	250,000	157,000	(27,000)	-	-	130,000
Share issue costs	-	(183,512)	-	-	-	(183,512)
Stock based compensation	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004 carried forward	20,645,650	18,013,756	2,338,734	-	(14,760,029)	5,592,461

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED
 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, December 31, 2004 brought forward	20,645,650	$18,013,756	$2,338,734	$-	$(14,760,029)	$5,592,461
Shares issued:
Private placement	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of stock options	165,500	124,364	(31,964)	-	-	92,400
Exercise of share purchase warrants	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share issue costs	-	-	-	-	-	-
Stock based compensation	-	(184,660)	488,075	-	-	303,415
Net loss	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investments	-	-	-	(120,000)	-	(120,000)
Adjustment of future income tax liability to
mineral properties (note 2(p))	-	-	-	-	(389,955)	(389,955)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,460,033)	48,303,130
Shares issued:
Private placement	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	(139,705)	-	-	-	(139,705)
Stock based compensation	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	64,821,664	88,181,641	6,170,544	-	(53,625,427)	40,726,758
Shares issued:
Exercise of stock options	33,333	32,815	(11,164)	-	-	21,651
Exercise of share purchase warrants	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock based compensation	-	-	1,152,238	-	-	1,152,238
Unrealized gain on investment	-	-	-	53,850	-	53,850
Realized gain on sale of investments	-	-	-	(53,850)	-	(53,850)
Net loss	-	-	-	-	(2,642,176)	(2,642,176)
Balance, December 31, 2009, carried forward	77,354,997	92,670,965	6,355,109	-	(56,267,603)	42,758,471

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED
 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, December 31, 2009, brought forward	77,354,997	$92,670,965	$6,355,109	$-	$(56,267,603)	$42,758,471
Shares issued:
Private placement	1,333,333	514,365	285,635	-	-	800,000
Public offerings	17,738,666	8,294,058	1,504,996	-	-	9,799,054
Share issue costs	-	(1,431,027)	212,109	-	-	(1,218,918)
Exercise of share purchase warrants	12,500	14,024	(4,024)	-	-	10,000
Stock based compensation	-	-	838,601	-	-	838,601
Unrealized gain on investment	-	-	-	13,125	-	13,125
Net loss	-	-	-	-	(5,826,972)	(5,826,972)
Balance, December 31, 2010	96,439,496	100,062,385	9,192,426	13,125	(62,094,575)	47,173,361
Shares issued:
Exercise of share purchase warrants	6,339,588	8,398,237	(965,165)	-	-	7,433,072
Exercise of stock options	378,332	354,162	(138,525)	-	-	215,637
Bought deal offering	7,500,000	11,742,000	-	-	-	11,742,000
Share issue costs	-	(807,575)	-	-	-	(807,575)
Stock based compensation	-	-	739,479	-	-	739,479
Unrealized gain on investment	-	-	-	18,750	-	18,750
Net loss	-	-	-	-	(6,015,264)	(6,015,264)
Balance, June 30, 2011	110,657,416	$119,749,209	$8,828,215	$31,875	$(68,109,839)	$60,499,460

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
SCHEDULE OF MINERAL EXPLORATION EXPENDITURES
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	Cumulative period from inception (May 14,1996) to June 30, 2011
Exploration costs incurred are summarized as follows:
Midway project
Assays and analysis	$-	$-	$-	$(12,412)	$316,043
Communication	-	-	-	-	9,513
Drilling	499,925	-	499,795	9,800	2,553,776
Engineering and consulting	113,296	912	155,519	42,336	4,304,960
Environmental	2,440	411	2,440	5,563	236,138
Field office and supplies	10,300	3,554	12,151	7,767	248,159
Legal	5,554	1,379	6,431	1,379	154,518
Property maintenance and taxes	3,900	526	3,867	568	448,273
Reclamation costs	1,154	1,465	1,154	1,489	32,103
Reproduction and drafting	2,602	-	2,602	-	23,405
Salaries and labor	70,934	3,085	90,780	31,261	709,677
Travel, transportation and accommodation	16,910	3,366	38,110	9,634	442,051
	727,015	14,698	812,849	97,385	9,478,616
Spring Valley project
Assays and analysis	-	-	-	-	3,329,900
Communication	-	-	-	-	10,307
Drilling	-	-	-	-	10,261,359
Engineering and consulting	178,595	-	197,447	1,307	2,638,726
Environmental	-	-	-	-	300,445
Equipment rental	-	-	-	-	64,651
Field office and supplies	-	41	27	185	549,018
Legal	36,748	1,181	36,748	1,181	401,528
Operator fee	-	-	-	-	108,339
Property maintenance and taxes	-	-	(144)	-	487,921
Reclamation costs	127	135	127	135	30.873
Reproduction and drafting	324	-	324	-	30,048
Salaries and labor	7,045	11,437	15,583	14,620	1,256,869
Travel, transportation and accommodation	(6,602)	1,811	1,915	1,811	854,020
	216,237	14,605	252,027	19,239	20,324,004
Pan project
Assays and analysis	166,217	(23,791)	202,239	-	872,744
Drilling	630,415	35,392	906,428	35,392	3,338,415
Engineering and consulting	432,949	151,199	892,565	160,873	1,996,690
Environmental	68,274	21,965	89,857	26,001	252,591
Field office and supplies	52,091	4,837	91,433	6,500	268,753
Legal	72,231	273	81,515	273	217,030
Property maintenance and taxes	233,925	532	313,764	614	766,561
Reclamation costs	28,135	-	28,135	-	98,704
Reproduction and drafting	1,889	-	5,318	-	11,056
Salaries and labor	229,036	25,050	367,865	31,237	1,504,328
Travel, transportation and accommodation	71,299	28,915	112,042	31,221	389,383
	1,986,461	244,372	3,091,161	292,111	9,716,255
Sub-total balance carried forward	$2,929,713	$273,675	$4,156,037	$408,735	$39,518,875

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	Cumulative period from inception (May 14,1996) to June 30, 2011
Sub-total balance brought forward	$2,929,713	$273,675	$4,156,037	$408,735	$39,518,875
Burnt Canyon project
Assays and analysis	-	-	-	-	21,921
Engineering and consulting	-	-	-	-	24,736
Environmental	-	-	-	-	462
Field office and supplies	65	17	65	17	1,760
Legal	1,402	-	1,402	-	4,230
Property maintenance and taxes	-	-	-	-	50,224
Reproduction and drafting	-	-	-	-	5,036
Salaries and labor	2,120	-	2,120	-	5,043
Travel, transportation and accommodation	862	-	862	-	5,004
	4,449	17	4,449	17	118,416
Thunder Mountain project
Assays and analysis	-	-		-	14,568
Drilling	-	-		-	77,956
Engineering and consulting	-	-		-	706
Environmental	-	-		-	1,717
Field office and supplies	-	-		-	1,041
Property maintenance and taxes	82	-	82	-	18,987
Reclamation costs	5,365	-	5,365	-	4,787
Salaries and labor	372	-	563	-	2,610
Travel, transportation and accommodation	-	-	-	-	55
	5,819		6,010	-	122,427
Gold Rock project
Assays and analysis	194	829	194	829	60,188
Drilling	21,380	-	21,380	-	128,281
Engineering and consulting	39,566	-	51,924	2,262	215,289
Environmental	2,440	-	2,440	359	3,333
Field office and supplies	1,211	912	1,334	1,359	26,087
Legal	9,157	-	9,157	-	21,604
Property maintenance and taxes	194	-	827	27	306,864
Reclamation costs	6,631	268	15,621	268	17,225
Reproduction and drafting	-	-	108	-	447
Salaries and labor	20,608	-	32,149	199	70,468
Travel, transportation and accommodation	644	4,214	1,719	4,411	34,597
	102,025	6,223	136,853	9,714	884,383
Golden Eagle project
Assays and analysis	-	-	-	-	21,690
Drilling	-	-	-	-	3,638
Engineering and consulting	92,502	-	205,417	7,426	380,982
Field office and supplies	-	123	-	39	2,185
Legal	1,950	-	1,950	-	21,519
Property maintenance and taxes	4,268	4,414	4,268	4,414	15,895
Salaries and labor	2,746	-	7,209	319	7,590
Travel, transportation and accommodation	3,945	-	5,343	-	20,121
	105,411	4,537	224,187	12,198	473,620
Sub-total balance carried forward	$3,147,417	$284,452	$4,527,536	$430,664	$41,117,721

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	Cumulative period from inception (May 14,1996) to June 30, 2011
Sub-total balance brought forward	$3,147,417	$284,452	$4,527,536	$430,664	$41,117,721
Abandoned properties
Acquisition costs and option payments	-	-	-	-	40,340
Assays and analysis	-	-	-	-	53,791
Communications	-	-	-	-	119,734
Drilling	-	-	-	-	848,921
Engineering and consulting	-	-	-	-	3,272,236
Equipment rental	-	-	-	-	348,377
Field office and supplies	-	-	-	-	306,551
Foreign exchange gain	-	-	-	-	(38,134)
Freight	-	-	-	-	234,956
Geological and geophysical	-	-	-	-	63,481
Interest on convertible loans	-	-	-	-	1,288,897
Legal and accounting	-	-	-	-	462,534
Marketing	-	-	-	-	91,917
Mining costs	-	-	-	-	693,985
Processing and laboratory supplies	-	-	-	-	941,335
Property maintenance and taxes	-	-	-	-	447,610
Reclamation costs	150	-	150	-	38,860
Recoveries	-	-	-	-	(40,000)
Reproduction and drafting	-	-	-	-	1,179
Security	-	-	-	-	350,584
Salaries and labor	-	-	-	-	19,203
Travel, transportation and accommodation	-	-	-	-	429,499
Utilities and water	-	-	-	-	59,425
	150	-	150	-	10,035,281
Property investigations
Assays and analysis	-	446	-	2,160	174,119
Drilling	-	-	-	-	169,129
Engineering and consulting	-	-	-	-	210,391
Environmental	-	-	-	-	22,761
Field office and supplies	-	28	(97)	529	19,935
Legal	-	849	-	849	10,952
Property maintenance and taxes	-	-	-	-	123,230
Reclamation costs	-	399	-	-	2,930
Reproduction and drafting	-	-	-	399	4,942
Salaries and labor	1,226	-	5,707	-	9,381
Travel, transportation and accommodation	-	-	719	49	114,181
	1,226	1,722	6,329	3,986	861,951
	$3,148,793	$286,174	$4,534,015	$434,650	$52,014,953

The accompanying notes are an integral part of these consolidated interim financial statements.

1.	Nature and continuance of operations

Midway Gold Corp. (the “Company” or “Midway”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the sourcing, exploration and development of mineral properties.

The Company has not generated revenues from operations.  These consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future.  Management believes that the Company’s cash on hand at June 30, 2011 is sufficient to finance exploration activities and operations through the next twelve months.  Additionally, on April 21, 2011 the Company was issued a final receipt for a Short Form Prospectus by the Alberta, British Columbia and Ontario Securities Commissions and the Securities and Exchange Commission in the United States to offer up to US$60,000,000 of the Company’s common shares.  On June 6, 2011 the company closed on US$12,000,000 of the US$60,000,000 in a bought deal public offering (note 8).   The Company’s ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully raise additional financing for the substantial capital expenditures required to achieve planned principal operations.  While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

2.	Significant accounting policies and change in accounting policy

These consolidated interim financial statements for the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).  They do not include all of the information and disclosures required by US GAAP for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements.   The interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements including the notes thereto for the year ended December 31, 2010 which may be found under the Company’s profile on SEDAR and EDGAR.

The accounting policies followed by the Company are set out in note 2 to the audited consolidated financial statements for the year ended December 31, 2010 and have been consistently followed in the preparation of these consolidated interim financial statements, except as follows:

Recently adopted accounting policies

On April 16, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2010-13 Compensation – Stock Compensation (Topic 718:  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. This ASU is effective for interim and annual reporting periods for fiscal years beginning on or after December 15, 2010.  This ASU added to or amends sections of Accounting Codification Standards (“ACS”) Topic 718.  These amendments and additions impact the accounting treatment as follows:

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

In accordance with ACS Topic 718, as amended, at June 30, 2011 the fair value of the Company’s share-based compensation is considered a component of equity. Adopting this ASU had no impact on the Company.

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

The determination of fair value for financial reporting purposes is at June 30, 2011 utilizing the applicable framework is as follows:

Financial Instrument	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total at June 30, 2011
	Level 1	Level 2	Level 3
Available-for-sale securities	$75,000	$-	$-	$75,000
Derivatives	-	25,971		25,971
Total	$75,000	$25,971	$-	$100,971

Financial instruments measured at fair value as at December 31, 2010 were as follows:

Financial Instrument	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total 2010
	Level 1	Level 2	Level 3
Available-for-sale securities	$-	$56,250	$-	$56,250
Derivatives	-	-	24,437	24,437
Total	$-	$56,250	$24,437	$80,687
Warrant liability	$-	$1,562,544	$-	$1,562,544

The table below sets forth a summary of changes to the Company’s level 3 financial assets for the six months ended June 30, 2011:

	Available-for- sale-securities	Derivatives	Total Assets
Balance at beginning of period	-	$24,437	$24,437
Change in Fair Market Value	-	$5,916	$5,916
Reclassification to Level 2	-	$(30,353)	$(30,353)
Balance at end of period	-	-	-

4.	Investments

As consideration of certain area of interest obligations of  NV Gold Corporation (“NVX”) that apply to the  Roberts Gold project, the Company was issued 250,000 common shares of NVX and 250,000 common share purchase warrants (the “NVX Warrants”) on October 26, 2010.  The NVX Warrants entitle the Company to purchase one common share of NVX at an exercise price of $0.40 until October 26, 2012.  If the volume weighted average price of the common shares of NVX exceeds $0.60 for twenty consecutive trading days, NVX may notify the Company in writing that the NVX Warrants will expire 15 trading days from receipt of such notice unless exercised by the Company before such date.  The common shares and the common shares issued pursuant to the exercise of any NVX Warrants were restricted from trading until February 27, 2011.  Accordingly the NVX common shares were categorized as Level 2 in the fair value hierarchy (note 3) and a discount of 25% was applied to the quoted market value on the date of receipt and on December 31, 2010.  Subsequent to February 27, 2011, the date trading restrictions were removed, the NVX common shares were reclassified to Level 1 and the 25% discount was not applied to the June 30, 2011 fair value.

The NVX Warrants are considered derivatives.  At December 31, 2010 they were categorized as Level 3 and were fair valued using the Black-Scholes valuation model and a discount of 25% applied to their fair value on the date of receipt and on December 31, 2010.  The following assumptions were used on the date of receipt: expected life of 2 years; volatility of 100%; no dividend yield; and a risk free interest rate of 1.42%.  The NVX Warrants will be revalued each reporting period with gains or losses recorded in the Statement of Operations.  The following assumptions were used on December 31, 2010: expected life of 1.8 years; volatility of 100%; no dividend yield; and a risk free interest rate of 1.66%.  With the trading restriction expiration on February 27, 2011 the Warrants were reclassified from Level 3 to Level 2.  The following Black-Scholes valuation assumptions were used on June 30, 2011:  expected life of 1.56 years; volatility of 89%; no dividend yield; and a risk free interest rate of 1.58%.

	June 30, 2011
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$31,875	$75,000
Warrants	250,000	16,995	8,976	25,971
Total investments		$60,120	$40,851	$100,971

During the six month period ended June 30, 2011, the Company recorded an net unrealized gain on the common shares of NVX of $18,750 in accumulated other comprehensive income and a net unrealized gain on the NVX Warrants of $1,534 in the Statement of Operations for the difference in the fair value at June 30, 2011 as compared to December 31, 2010.  During the three month period ended June 30, 2011, the Company recorded an unrealized loss on the common shares of NVX  of $25,000 in accumulated other comprehensive income and an unrealized loss on the NVX Warrants of $4,382 in the Statement of Operations for the difference in the fair value at June 30, 2011 as compared to March 31, 2011.

5.	Equipment

	June 30, 2011			December 31, 2010
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$366,500	$244,033	$122,467	$288,420	$242,726	$45,694
Leasehold improvements	34,038	519	33,519	-	-	-
Office equipment	106,759	35,620	71,139	79,049	30,859	48,190
Field equipment	79,802	49,155	30,647	68,953	44,679	24,274
Trucks	334,204	76,125	258,079	138,853	59,787	79,066
Land	230,141	-	230,141	-	-	-
Buildings	376,170	-	376,170	-	-	-
Construction in progress	1,881	-	1,881	-	-	-
	$1,529,495	$405,452	$1,124,043	$575,275	$378,051	$197,224

6.	Mineral properties

Details on the Company’s mineral properties are found in note 6 to the audited consolidated financial statements for the year ended December 31, 2010.

	December 31, 2010	Additions	Written off	June 30, 2011
Midway	$7,036,314	$-	$-	$7,036,314
Spring Valley	5,664,517	-	-	5,664,517
Pan	33,807,508	213,156	-	34,020,664
Gold Rock	628,324	233,645	-	861,969
Burnt Canyon	178,785	22,262	-	201,047
Golden Eagle	2,255,613	-	-	2,255,613
	$49,571,061	$469,063	$-	$50,040,124

(a)	Midway property, Nye County, Nevada

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

At June 30, 2011 the Company had an amounts receivable of $36,743 (US$38,095) (December 31, 2010 $62,769 (US$63,110)) for recoverable salaries and expenses, from Barrick Gold Exploration Inc. pursuant to the Spring Valley exploration option and joint venture agreement, which was subsequently paid.

7.	Reclamation deposit

The Company is required to post bonds with the Bureau of Land Management (“BLM”) for reclamation of planned mineral exploration programs work associated with the Company’s mineral properties located in the United States. For the Company’s mineral properties that are being actively explored under partner funding arrangement agreements, the funding partners are responsible for bonding for the surface disturbance created by the exploration programs funded by each funding partner on those projects.

At June 30, 2011 the Company had posted a total of $268,435(US$276,768) reclamation deposits compared to $260,087 (US$261,499) at December 31, 2010.

8.	Share capital

(a)	The Company is authorized to issue an unlimited number of common shares.

(b)	Share issuances

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

(xxxvii)
In the six month period ended June 30, 2011 the Company issued 6,339,588 common shares pursuant to the exercise of share purchase warrants.  Of the 6,339,588 shares issued, 2,650,000 shares were issued pursuant to the exercise of the warrants which had an accelerated expiry date of March 14, 2011 and a fair value at December 31, 2010 of $1,562,544 as mentioned in xxxvi above.  Proceeds received on the 6,339,588 common shares issued totalled $5,278,502.

Additionally, in the six month period ended June 30, 2011, the Company issued 378,332 common shares pursuant to the exercise of employee stock options.  Proceeds received on the options exercised totalled $215,637.

(xxxviii)
On June 6, 2011, the Company issued 7,500,000 common shares upon the close of a “bought deal” public offering for US$1.60 per share.  Gross proceeds on the purchase were $11,742,000 (US$12,000,000).  The Company paid the agent $587,100 (US$600,000) as a commission for this public offering.

Share issue costs incurred during the six month period ended June 30, 2011 totalled $807,575, including $587,100 in commissions paid.

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

The continuity of stock options is as follows:

Expiry date	Exercise Price Per Share	Balance December 31, 2010	Granted	Exercised	Forfeited and Expired	Balance June 30, 2011

March 9, 2011	$2.00	75,000	-	-	(75,000)	-
May 4, 2011	$2.00	30,000	-	-	(30,000)	-
June 15, 2011	$2.53	235,000	-	-	(235,000)	-
August 30, 2011	$2.63	40,000	-	-	-	40,000
November 30, 2011	$2.70	140,000	-	-	(140,000)	-
January 23, 2012	$3.00	25,000	-	-	-	25,000
July 31, 2012	$2.71	500,000	-	-	(75,000)	425,000
October 30, 2012	$3.36	50,000	-	-	-	50,000
December 6, 2012	$3.32	15,000	-	-	-	15,000
April 13, 2014	$2.04	400,000	-	-	-	400,000
July 16, 2013	$2.00	100,000	-	-	-	100,000
January 7, 2014	$0.56	1,295,000	-	(190,000)	-	1,105,000
September 9, 2014	$0.86	1,000,000	-	-	-	1,000,000
May 17, 2015	$0.71	500,000	-	-	-	500,000
June 16, 2015	$0.58	1,705,000	-	(188,332)	(30,000)	1,486,668
October 22, 2015	$0.61	350,000	-	-	-	350,000
January 13, 2016	$0.95	-	815,000	-	-	815,000
May 16, 2016	$1.47	-	150,000	-	-	150,000
June 1, 2016	$1.60	-	100,000	-	-	100,000

		6,460,000	1,065,000	(378,332)	(585,000)	6,561,668
Weighted average exercise price		$1.10	$1.08	$0.57	$2.40	$1.01

At June 30, 2011 all but 855,001 of the 6,561,668 stock options outstanding were exercisable. The intrinsic value of vested stock options outstanding at June 30, 2011 was $5,409,250.  Intrinsic value for vested stock options is calculated on the difference between the exercise prices of the underlying options and the quoted price of $1.88 for our common stock as of June 30, 2011.

The Company recorded stock-based compensation expense, net of forfeitures, of $739,479 in the six months ended June 30, 2011 (June 30, 2010 - $619,210) for options vesting in that period of which $635,687 (June 30, 2010 - $600,218) was included in salaries and benefits in the statement of operations, $75,622 (June 30, 2010 - $18,992) was included in salaries and labor in the schedule of mineral exploration expenditures and $28,170 (June 30, 2010 - $nil) was included in consulting in the statement of operations for non-employee stock-based compensation. There is a balance of $255,542 that will be recognized in fiscal 2011, fiscal 2012 and fiscal 2013 as the existing options vest.

d)	Share purchase warrants:

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share		Balance December 31, 2010	Issued	Exercised	Expired		Balance June 30, 2011
	US$	Cdn$
October 9, 2011*		$0.90	1,333,333	-	(1,125,000)		-	208,333
June 16, 2012		$0.80	6,185,673	-	(2,564,588)		-	3,621,085
November 12, 2012	$0.90		3,330,000	-	(2,650,000)		(680,000)	-
			10,849,006	-	(6,339,588)		(680,000)	3,829,418
			$0.83	-	$0.83	US$	0.90	$0.81
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

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado and Ely, Nevada and office equipment until 2014 as follows.   Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included.

Fiscal Year	Operating Leases
2011	$64,588
2012	120,884
2013	112,592
2014	107,299
Total	$405,363

11.	Related party transactions

For the three and six month periods ending June 30, 2011, the Company paid consulting fees of $25,875 and $53,901, respectively (2010 - $22,500 and $45,000, respectively) to a company controlled by the former Chief Financial Officer of the Company for accounting and corporate compliance services.  The Company’s former Chief Financial Officer resigned effective March 18, 2011, but, remained as Corporate Secretary until just prior to the Annual General Meeting on June 5, 2011.

Included in accounts payable and accrued liabilities at June 30, 2011 is $16,558 (December 31, 2010 - $18,293) payable to directors and officers.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

12.	Financial instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments.  Investments at June 30, 2011 and December 31, 2010 are recorded at fair values (note 4).

13.	Subsequent events

In July 2011 the Company received funds in the amount of US$1,144,929, which the Company considers to be partial consideration for reconveyance of certain deeds of trust held by the Company.  The total consideration to be received to complete the transaction has not yet been determined.

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

Cautionary Note Regarding Forward-Looking Statements

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Midway to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions;  significant increases or decreases in gold prices; changes in interest and currency exchange rates;  unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; results of current and future exploration activities; results of pending and future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all.  Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although Midway believes that the expectations reflected in the forward-looking statements contained herein are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and Midway undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates

The mineral estimates in this Form 10-Q have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United States Securities Act of 1933, as amended. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Nevada
Project Locations
Burnt Canyon
Spring Valley
PERSHING
Lovelock Office
Winnemucca
Battle Mountain
Carlin
Elko
Spring Creek
Wells
Wendover
80
Reno
Fernley
Fallon
Carson City
Yerington
Hawthorne
Gabbs
WHITE PINE
Eureka
Pan
Gold Rock
Ely Office
Midway
Tonopah Office
NYE
Caliente
Beatty
Pahrump
Mesquite
15
Las Vegas
Boulder City
CALIFORNIA
UTAH
ARIZONA
100KM 100Miles
0
N

Highlights for the second quarter 2011 and up to August 3, 2011:

•	Spring Valley project - a new resource estimate was received and additional assay results from fourth quarter 2010 drilling were received
•	Pan project - a positive Prefeasibility Study was completed and positive drilling results were received
•	Midway project - an initial underground mineable resource estimate was completed, and a core drilling program commenced

Activities on Midway’s properties in the second quarter ended June 30, 2011 and up to August 11, 2011 the date of this Quarterly Report filed on Form 10-Q, are described in further detail below.

Spring Valley Project, Pershing County, Nevada

Barrick conducted and funded exploration in 2010 on the Spring Valley project to meet its minimum expenditure requirement of US$5,000,000 in 2010. Barrick has the exclusive right to earn a 60% interest in the Spring Valley project by spending US$30,000,000 on the property over five years. Barrick may increase its interest by 10% (70% total) by spending an additional US$8,000,000 in the year immediately after vesting at 60%. At the Company’s election, Barrick may also earn an additional 5% (75% total) by carrying the Company to a production decision and arranging financing for the Company’s share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established.

Barrick forwarded additional data from fourth quarter 2010 drilling.  Results indicate that the deposit appears to remain open to the north.  South of the existing resource, metallic screen assays for drill hole SV10-499 confirm the presence of a 205-meter-thick zone of anomalous mineralization averaging 0.24 gpt gold indicating the deposit appears to be open to the south. This thick anomalous gold zone, only 1,800 meters from the known resource area, suggests that the intervening ground is ideally located for on-going exploration and resource expansion

Barrick commenced its 2011 drilling program in early April, and two reverse circulation (RC) rigs and one core rig are currently operating. Barrick has reported that the 2011 drill plan is focused on expanding the resource and evaluating property acquired near the end of 2010 south of the current resource area. In addition to drilling, cultural and biological surveys, hydrogeologic studies and trace element analyses are underway to support future permit applications.

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

Barrick is funding the majority of the ongoing costs of this project. In the six months ended June 30, 2011, the Company incurred $252,027 primarily to fund engineering and legal costs incurred on the portion of the Seymork land that falls outside of the Barrick agreement area of interest.

Pan Project, White Pine County, Nevada

The Pan property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.  The Pan deposit is a Carlin-style, disseminated gold deposit, located along the Battle Mountain-Eureka Trend.

Mine planning and engineering design were on-going through the second quarter. Initial results were reported as part of a positive Prefeasibility Study and additional work is underway for a Feasibility Study scheduled for completion in the second half of 2011. Environmental studies are continuing in support of permitting including a plan of operations and reclamation plan to be submitted to management agencies.

The Company continued its 6,500 meter reverse circulation (RC) drilling program in the second quarter, and reported drill intercepts from 15 RC drill holes, including drill hole PN11-09 which contained the longest and highest grade gold intercept yet encountered at the project. The 30 meter intercept of 3.15 grams per tonne (gpt) gold includes a zone of 13.7 meters of 5.79 gpt gold which also includes a 1.5 meter interval of 10.1 gpt gold. As expected, drilling to test for mineralization beneath proposed mine facility sites produced no significant results. The Pan deposit is still open to the North, the South and at depth and the 2011 drilling, including a 600 meter diamond core program to commence in the second half of 2011, is designed to expand the resource by following up on 2010 drilling that identified higher gold grades and a possible new gold zone.

On April 4, 2011, the Company reported the results of a Prefeasibility Study for the Pan project, prepared by Gustavson Associates.  The Prefeasibility Study demonstrated positive economic results and technical favorability of the Pan project and included a new resource estimate. Highlights of the study are included below.

Highlights (Base Case at $1,050/oz gold)

•	Resource growth over the July 2010 Preliminary Economic Assessment
o	848,700 contained ounces in Measured and Indicated Resource categories at a grade of 0.016 oz gold per short ton at a 0.008 oz/ton cutoff grade*
•	Proven and Probable Reserves of 716,900 contained ounces grading 0.017 oz/ton gold*
•	Robust project economics
o	Capital costs of US$79.25 million including 15% contingency
o	Total cash operating costs (including taxes) projected to be $431 per oz
o	Total cash costs (including royalties) projected to be $473 per oz
o	Fully loaded production cost (cash costs and capital) is expected to be $666 per oz
o	At $1,050 per oz gold, after-tax net present value (NPV) at 5% discount of US$91.1 million and internal rate of return (IRR) of 32.5% using a 0.008 oz/ton cutoff grade
o	At $1,250 per oz gold, the NPV increases to approximately $142 million (55% higher)
o	At $1,450 per oz gold, the NPV increases to approximately $192 million (111% higher)
•	Project lifespan in excess of 9 years with heap leach stacking of 17,000 tons per day (tpd)
o	Average of 77,000 ounces per year produced over 8.5 years of operation
•	Average estimated recovery of 80% gold for the South Pit and 70% gold for the North Pit
•	Life of mine (LOM) strip ratio of 1.40:1
•	Expansion potential includes
o	Inferred resources in the $1,050 pit
o	Open mineralization at depth and along strike at North and South Pan

* Measured and Indicated Resources and Proven and Probable Reserves are estimated pursuant to Canadian industry standards.  See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

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

Total Pan Mineral Reserve, March 2011*
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

Operating Costs
Description	US$ Per ton of ore	US$ Per oz of gold
Mining	1.76	136.92
Processing	2.46	191.02
G&A	0.33	25.88
Production Taxes	0.50	38.44
Contingency – 10%	0.51	39.23
Total Operating Cost	$5.56	$431.48

Initial Capital Costs
Description	US$
Construction capital	58.11 million
Owner’s capital	4.42 million
Contingency (15%)	9.45 million
Working capital and inventory	7.26 million
Total	$79.25 million

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

The Company incurred $3,091,161 of costs at the Pan project in the six months ended June 30, 2011 of which, 32% was the cost of engineering, environmental, geochemical and geological work for the prefeasibility study and advancing work toward the feasibility study, 29% on the ongoing drill program and the balance on advancing study and permitting activities.

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

An initial resource estimate was completed on select veins of the Discovery and Dauntless zones that could possibly be developed using underground mining methods. Additional engineering studies are underway to support further underground mine analyses and to guide future work programs. A core drilling program is underway to provide additional geological information and to confirm past RC drill results.

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

The Company incurred $812,849 of costs at the Midway project in the six months ended June 30, 2011 of which 61% was for drilling, 19% was the cost of engineering studies and the balance on work to support the discussions for the water rights.

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

A technical report was completed in the first quarter of 2011 by Gustavson Associates, LLC to review geological and historical drill data prior to a planned 2011 drilling program.  Historic drill results include 673 drill holes within and surrounding the Easy Junior open pit mine.   Review of select drill data confirmed that assays in the database are consistent with original assay certificates. These drill results suggest there could be significant unmined gold mineralization along strike of Easy Junior that may represent a bulk tonnage epithermal gold target.

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

The Company incurred $136,853 of costs at the Gold Rock project in the six months ended June 30, 2011 of which 38% was the cost of engineering studies, 16% for drilling and the balance on geological programs.

Burnt Canyon Project, Pershing County, Nevada

Burnt Canyon is a volcanic hosted epithermal system with gold identified in numerous rock and soil samples. The project lies between high grade veins in the Seven Troughs district to the south and the Wildcat disseminated gold deposit to the north in Pershing County, Nevada.

The Company did not conduct any work on the Burnt Canyon project in the six months ended June 30, 2011.

Thunder Mountain Project, Nye County, Nevada

Thunder Mountain is a gold and silver rich epithermal vein and disseminated gold system hosted in rhyolite tuffs and flow dome complexes located six miles southeast of the Midway project in Nye County, Nevada.

The Company did not conduct any work on the Thunder Mountain project in the six months ended June 30, 2011.

The Company incurred $6,010 expenditures at the Thunder Mountain project in the six months ended June 30, 2011 $5,365 of which was for labor costs.

Golden Eagle Project, Ferry County, Washington

The Golden Eagle property is located on private land in the Eureka (Republic) mining district in Ferry County,
Washington. The property is two miles northwest of the town of Republic, Washington and is accessed by the Knob Hill county road.

Engineering studies are continuing, including evaluations of methods for processing sulfide mineralization and issues related to permitting.

The Company incurred $224,187 of expenditures at the Golden Eagle project in the six months ended June 30, 2011, primarily for engineering studies.

Results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010

The net loss for the three months ended June 30, 2011 was $3,300,981 (2010 – $1,811,915).

Significant differences between the three month periods ended June30, 2011 and June 30, 2010 are as follows:

Consulting totaled $63,462 (2010 - $22,500) an increase of $40,962 over the comparative period.  Included in the $40,962 variance is $28,170 recognized in non-employee stock-based compensation awarded to a consultant providing the Company with guidance on legislative matters.  The Company has also engaged consultants to assist the Company on legislative/political issues related to mining in the state of Nevada and well as on environmental matters.

Depreciation totalled $6,928 (2010 - $17,492), a decrease of $10,564 from the comparative period.  This was primarily due to older assets having reached full depreciation.

Investor relations and travel totalled $115,269 (2010 - $110,319) an increase of $4,950 over the comparative period.    Midway has focused its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and by attendance at selected industry investor shows. The Company decreased its use of investor relations consultants in the second quarter which resulted in a decrease in investor relations consulting fees by $10,088 for the three month period ended June 30, 2011.  Additionally, conference fees are lower than the comparative period by $6,318.  However, shareholder information is higher in 2011 by $7,902 and travel is higher by $1,523.

Exploration expenses were $3,148,793 (2010 – $286,174), a $2,862,619 increase over the 2010 comparative period.  The details of the expenses in each period may be found in the schedule to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor for the three months ended June 30, 2011 include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $51,431 (2010 - $7,587).  Management fees earned for the Spring Valley project were $1,965 (2010 – $4,828).

Office and administration expenses in the current period were $83,613 (2010 - $50,021) an increase of $33,592 over the comparative period.  This increase is the result of an increase in staff sizes at both the Englewood, Colorado and Ely, Nevada locations.  In the comparative period in 2010 the corporate office was located in Helena, Montana.  Additionally, all corporate accounting functions were handled in the Englewood, Colorado office during the second quarter of 2011.

Transfer agent and filing fees in the current period were $49,631 (2010 - $41,188) an increase of $8,443 over the comparative period.  $2,531 of the increase related to increased fees paid to Computershare as a result of the large volume of share warrant exercises in the current period.  $5,912 additional costs were incurred for regulatory and filing fees.

Director’s fees, salaries and benefits were $443,555 inclusive of $130,921 of non-cash stock based compensation.  The majority of the fair value of the January 13, 2011 option grant was included as employee stock-based compensation in the salaries and benefits for the three months ended June 30, 2011.  In the comparative period $871,847 included $600,594 of non-cash employee stock-based compensation.  Director’s fees, salaries and benefits exclusive of non-cash benefits were $312,634 for the three months ended June 30, 2011 (2010 - $271,253), an increase of $41,381 over the comparative period.  This increase is the result of the increase in staff size, which was necessary to move the Company toward becoming a development-stage company.

The foreign exchange gain for the three month period was $58,486 compared to a loss in the comparative period of $357,295 of which $226,041 was an unrealized gain in the current period and a $376,059 unrealized loss in the 2010 comparative period.  The unrealized foreign exchange relates to restatement of the US dollar denominated future income tax liability.

Results of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010

The net loss for the six months ended June 30, 2011 was $6,015,264 (2010 – $2,204,135).

Significant differences between the six month periods ended June30, 2011 and June 30, 2010 are as follows:

Consulting totaled $107,149 (2010 - $45,000) an increase of $62,149 over the comparative period.  Included in the $62,149 variance is $28,170 recognized in non-employee stock-based compensation awarded to a consultant providing the Company with guidance on legislative matters.  The Company has also engaged consultants to assist the Company on legislative/political issues related to mining in the state of Nevada and well as on environmental matters.

Depreciation totalled $27,420 (2010 - $43,180), a decrease of $15,760 from the comparative period.  This was primarily due to older assets having reached full depreciation.

Investor relations and travel totalled $216,130 (2010 - $193,260) an increase of $22,870 over the comparative period.    Midway has focused its investor relations efforts on increasing the market’s awareness of Midway by travelling to meet potential investors and by attendance at selected industry investor shows. The Company decreased its use of investor relations consultants in the second quarter which resulted in a decrease in investor relations consulting fees by $10,253 for the six month period ended June 30, 2011.  Additionally, conference fees are lower than the comparative period by $6,318.  However, shareholder information is higher in 2011 by $6,789 and travel is higher by $15,040.

Exploration expenses were $4,534,015 (2010 – $434,650).  The details of the expenses in each period may be found in the schedule to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees in the period of $75,622 (2010 - $18,992).  Management fees earned from Barrick for the Spring Valley project were $5,682 (2010 - $9,348).

Office and administration expenses in the current period were $146,497 (2010 - $92,666) an increase of $53,831 over the comparative period.  This increase is the result of an increase in staff sizes at both the Englewood, Colorado and Ely, Nevada locations.  In the comparative period in 2010 the corporate office was located in Helena, Montana.  Additionally, all corporate accounting functions were handled in the Englewood, Colorado office during the second quarter of 2011.

Transfer agent and filing fees in the current period were $110,492 (2010 - $76,039) an increase of $34,453 over the comparative period.  $9,517 of the increase related to increased fees paid to Computershare as a result of the large volume of share warrant exercises in the current period.  $24,936 additional costs were incurred for regulatory and filing fees.

Director’s fees, salaries and benefits were $1,247,939 inclusive of $635,687 of non-cash stock based compensation.  The majority of the fair value of the January 13th and May 16th, 2011 option grants was included as employee stock-based compensation in the salaries and benefits for the six months ended June 30, 2011.  In the comparative period $1,104,989 included $600,218 of non-cash employee stock-based compensation.  Director’s fees, salaries and benefits exclusive of non-cash benefits were $612,252 for the six months ended June 30, 2011 (2010 - $504,771), an increase of $107,481 over the comparative period.  This increase is the result of the increase in staff size, which was necessary to move the Company toward becoming a development-stage company.

The foreign exchange gain in the current period was $108,081 compared to a loss in the comparative period of $96,448 of which $373,983 was an unrealized gain in the current period and a $104,610 unrealized loss in the 2010 comparative period.  The unrealized foreign exchange relates to restatement of the US dollar denominated future income tax liability.

A loss on the change in fair value of warrant liability of $592,026 was recognized in the current period.  There was no comparable amount for the six month period ended June 30, 2010.  This liability is described in note 8.  These warrants were either exercised or they expired in the current period and there was no warrant liability at June 30, 2011.

Summary of Quarterly Results (Unaudited)

	June 2011	March 2011	Dec 2010	Sept 2010	June 2010	March 2010	Dec 2009	Sept 2009
$(000s) except per share amounts
Revenue from the sale of minerals	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Net loss	3,301	2,714	2,096	1,527	1,812	392	68	836
Net loss per share, basic and diluted	0.03	0.03	0.02	0.02	0.02	0.01	0.00	0.01

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

Financial Condition and Liquidity

The Company began the 2011 year with cash and cash equivalents of $6,062,816.  During the six months ended June 30, 2011, the Company expended $5,792,776 on operations, invested a total of $1,431,650 in mineral properties and equipment and received $16,420,564 from a public offering and warrant and stock option exercises to end at June 30, 2011 with cash and cash equivalents of $15,258,954.

The Company has not generated revenues from operations.  These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.    The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As at June 30, 2011, the Company had an accumulated deficit of $68,109,839 and working capital of $14,509,474 which management believes is sufficient to fund ordinary operations through the next twelve months, however the Company intends to raise additional equity funds as the opportunity presents itself.

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

On April 21, 2011, the Alberta, British Columbia and Ontario Securities Commissions issued a final receipt for the Company’s Short Form Prospectus, which along with the Company’s S-3 Shelf Registration Statement under the Securities Act of 1933, as amended, declared effective by the SEC on February 14, 2011 (jointly the “2011 Prospectus”), allows the Company to offer and sell, from time to time over a twenty-five month period, up to US$60,000,000 of the Company’s common shares, without par value, with or without warrants to purchase common shares, or any combination thereof in one or more transactions under the 2011 Prospectus. The Company may also offer under the 2011 Prospectus any common shares issuable upon the exercise of warrants.

On June 6, 2011the Company issued 7,500,000 common shares upon the close of a “bought deal” public offering at a purchase price of US$1.60 per share for gross proceeds to the Company of $11,742,000 (US$12,000,000).

As of the date of this Quarterly Report on Form 10-Q, there are 6,561,668 stock options outstanding at prices ranging from $0.56 to $3.36 and 3,829,418 share purchase warrants ranging from $0.80 to $0.90.  While it is probable that some of these options and share purchase warrants will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of June 30, 2011, we have accrued US$86,116 ($83,059 at June 30, 2011 compared to $41,445 at December 31, 2010) related to reclamation and other closure requirements at our properties. These liabilities are covered by a combination of surety bonds and restricted cash totaling $268,435 at June 30, 2011 (December 31, 2010 - $260,087). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of June 30, 2011; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Related Party Transactions

The Company had the following related party transactions for the three months ended June 30, 2011 and 2010 respectively.

	June 30, 2011	June 30, 2010

Consulting services paid to a company owned by Doris Meyer, who, Until March 18, 2011, was Chief Financial Officer of the Company	$53,901	$45,000

Included in accounts payable and accrued liabilities at June 30, 2011 is $16,558 (December 31, 2010 - $12,944) payable to directors and officers.

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

Item 3.                  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.                  Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended June 30, 2011, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings.

On May 9, 2009, ING Novex Insurance Company of Canada filed a civil complaint in federal court in Nevada against the Company.  On December 29, 2009, the federal court issued an order dismissing negligence and unjust enrichment claims against the Company with prejudice and a wrongful attachment claim was dismissed without prejudice.  ING Novex Insurance Company of Canada did not amend its claim against the Company and the statute of limitations has expired.

On January 27, 2011, the Company was delivered a summons that it is being sued in the state of Nevada by Redcor Drilling, Inc. ("Redcor") for non-payment of the balance of a drilling invoice that is under dispute by the Company. Redcor is demanding the Company pay US$241,477.24 together with interest at the rate of 4% per annum from September 18, 2010. On March 10, 2011, the Company responded to the summons and intends to continue to protest payment of the amount demanded on the basis of non-performance of services.  The Company has recorded the full amount as an accrued liability without accruing interest as the amount of the liability can be estimated and it is likely the Company may be required to pay some portion of the disputed amount.

Redcor placed a mechanic's lien on a portion of the Pan project that the Company leases from NVMC. Subsequently, the Company posted a surety bond for the disputed amount which released the lien from the property.

Item 1A.               Risk Factors.

There are no material changes from the risk factors previously disclosed in Midway’s Form 10-K filed on March 17, 2011 with the SEC.

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

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").  Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2011, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

MIDWAY GOLD CORP.

August 11, 2011	By:	/s/ Daniel E. Wolfus
Daniel E. Wolfus
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

August 11, 2011	By:	/s/ Fritz K. Schaudies
Fritz K. Schaudies
Chief Financial Officer
(Principal Financial and Accounting Officer)