Form 10-Q
period 2011-09-30
Midway Gold Corp
filed 2011-11-09
CIK 1319009

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33894

MIDWAY GOLD CORP.
 (Exact name of registrant as specified in its charter)

British Columbia	98-0459178
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8310 South Valley Highway – Suite 280
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(720) 979-0900
(Registrant’s Telephone Number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒  No

Number of Shares outstanding at November 3, 2011: 113,185,849

EXPLANATORY NOTE

All references to “$” in this report mean the Canadian dollar.  All references to “US$” refer to the U.S. dollar, and unless otherwise indicated all currency amounts in this report are stated in Canadian dollars.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED INTERIM BALANCE SHEETS
 (Expressed in Canadian dollars)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$13,991,808	$6,062,816
Amounts receivable (note 7(b))	51,133	91,710
Prepaid expenses and other current assets	554,154	134,981
	14,597,095	6,289,507

Investments (notes 4 and 5)	76,578	80,687
Reclamation deposit (note 8)	500,432	260,087
Property and equipment (note 6)	1,473,270	197,224
Mineral properties (note 7)	49,771,581	49,571,061

	$66,418,956	$56,398,566

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities (note 13)	$1,401,813	$711,091

Warrant liability (notes 4 and 9)	-	1,562,544
Future income tax liability	5,763,332	6,951,570

Stockholders’ equity (note 9):
Common stock authorized – unlimited, no par value
Issued – 113,133,017 (2010 – 96,439,496)	122,398,630	100,062,385
Additional paid in capital	8,199,584	9,192,426
Accumulated other comprehensive income	19,375	13,125
Deficit accumulated during exploration stage	(71,363,778)	(62,094,575)
	59,253,811	47,173,361

	$66,418,956	$56,398,566

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Cumulative period from inception (May 14,1996) to September 30, 2011
Expenses
Consulting (note 13)	$53,731	$26,277	$160,880	$71,277	$913,745
Depreciation	80,744	16,526	108,164	59,706	796,750
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Interest and bank charges	5,934	1,425	16,903	4,526	908,656
Investor relations	18,857	13,363	120,655	107,331	1,356,662
Legal, audit and accounting	279,134	50,032	459,910	155,582	3,072,352
Management fees	(3,066)	(5,204)	(8,748)	(14,552)	207,840
Mineral exploration expenditures (Schedule)	2,785,005	1,981,694	7,319,020	2,416,344	54,799,958
Mineral property interests written-off	-	-	-	119,980	4,391,734
Mineral property interests recovered	-	-	-	-	(60,120)
Office and administration	200,737	59,835	347,234	152,501	1,859,741
Salaries and benefits	724,721	257,980	1,972,660	1,362,969	11,286,724
Transfer agent and filing fees	96,855	21,017	207,347	97,056	806,659
Travel	52,984	33,715	167,316	133,007	1,147,051
Operating loss	4,295,636	2,456,660	10,871,341	4,665,727	78,681,440

Other income (expenses):
Foreign exchange gain (loss)	213,369	275,928	321,450	179,480	1,307,443
Loss on change in fair value of warrant liability	-	-	(592,026)	-	(1,235,700)
Interest and investment income	9,725	5,562	18,850	7,882	872,175
Gain (loss) on disposal of property and equipment	491,386	59	491,386	59	485,483
Gain on sale of investments (note 4)	-	-	-	-	44,077
Investment write down (note 4)	-	-	-	-	(130,000)
Unrealized gain (loss) on investments (note 5)	(11,893)	-	(10,359)	-	(595,142)
Other income	(82,890)	-	(83,163)	60	4,118
	619,697	281,549	146,138	187,481	752,454

Net loss before income tax	3,675,939	2,175,111	10,725,203	4,478,246	77,928,986
Income tax recovery	422,000	648,000	1,456,000	747,000	6,565,208

Net loss	$3,253,939	$1,527,111	$9,269,203	$3,731,246	$71,363,778

Basic and diluted net loss per share	$0.03	$0.02	$0.09	$0.05

Weighted average number of shares outstanding	111,671,380	80,769,442	104,858,345	82,591,782

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
 (Expressed in Canadian dollars)  (unaudited)

	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Net loss for the period before other comprehensive loss	$3,253,939	$1,527,111	$9,269,203	$3,731,246
Unrealized (gain) loss on investment (note 5)	12,500	-	(6,250)	-
Comprehensive loss	$3,266,439	$1,527,111	$9,262,953	$3,731,246

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Cumulative period from inception (May 14,1996) to September 30, 2011
Cash provided by (used in):
Operating activities:
Net loss	$(3,253,939)	$(1,527,111)	$(9,269,203)	$(3,731,246)	$(71,363,778)
Items not involving cash:
Depreciation	80,744	16,526	108,164	59,706	796,750
Stock-based compensation	87,313	60,328	826,792	679,538	7,801,524
Unrealized foreign exchange loss (gain)	641,745	(272,890)	267,762	(168,280)	(1,061,248)
Investment write down	-	-	-	-	130,000
Unrealized (gain) loss on investment	11,893	-	10,359	-	595,142
Non-cash interest expense	-	-	-	-	234,765
Loss on change in liability of warrants	-	-	592,026	-	1,235,700
Future income tax recovery	(422,000)	(648,000)	(1,456,000)	(747,000)	(6,565,208)
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Loss (gain) on disposal of property and equipment	(491,386)	(59)	(491,386)	(59)	(485,483)
Gain on sale of investments	-	-	-	-	(44,077)
Mineral property interests written off	-	-	-	119,980	4,391,734
Mineral property interest recovery	-	-	-	-	(60,120)
Change in non-cash working capital items:
Amounts receivable	39,211	(6,980)	40,577	10,803	(32,846)
Prepaid expenses	(9,049)	(21,346)	(369,639)	(151,623)	(524,662)
Accounts payable and accrued liabilities	58,418	71,108	690,722	78,834	1,496,818
	(3,257,050)	(2,328,424)	(9,049,826)	(3,849,347)	(66,261,301)
Investment activities:
Proceeds on sale of subsidiary	-	-	-	-	254,366
Proceeds on disposal of property and equipment	-	3,321	-	3,321	22,820
Proceeds on disposal of mineral property	1,105,543	-	1,105,543	-	1,339,002
Proceeds on sale of investments	-	-	-	-	321,852
Mineral property acquisitions	(345,613)	-	(814,676)	(398,689)	(22,090,900)
Deferred acquisition costs	-	-	-	-	(23,316)
Purchase of property and equipment	(429,971)	(137,470)	(1,384,210)	(163,735)	(3,284,029)
Reclamation deposit	(231,997)	20,839	(240,345)	10,044	(915,815)
	97,962	(113,310)	(1,333,688)	(549,059)	(24,376,020)
Financing activities:
Advance from Red Emerald Ltd.	-	-	-	-	12,010,075
Common stock issued, net of issue costs	1,891,942	(66,811)	18,312,506	6,658,813	86,294,449
Promissory note	-	-	-	-	2,000,000
Repayment of promissory note	-	-	-	-	(2,000,000)
Convertible debenture	-	-	-	-	6,324,605
	1,891,942	(66,811)	18,312,506	6,658,813	104,629,129

Increase (decrease) in cash and cash equivalents	(1,267,146)	(2,508,545)	7,928,992	2,260,407	13,991,808
Cash and cash equivalents, beginning of period	15,258,954	6,509,274	6,062,816	1,740,322	-
Cash and cash equivalents, end of period	$13,991,808	$4,000,729	$13,991,808	$4,000,729	$13,991,808

Supplementary information (note 12)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, May 14, 1996 (date of inception)	-	$-	$-	$-	$-	$-
Shares issued:
Private placements	700,000	168,722				168,722
Net loss	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	700,000	168,722			(114,800)	53,922
Shares issued:
Initial public offering	2,025,000	590,570	-	-	-	590,570
Principal shares	750,000	7,500	-	-	-	7,500
Private placement	1,000,000	1,932,554	321,239	-	-	2,253,793
Exercise of share purchase warrants	1,000,000	2,803,205	-	-	-	2,803,205
Acquisition of mineral property interest	1,000,000	2,065,500	-	-	-	2,065,500
Finder’s fee	150,000	309,825	-	-	-	309,825
Net loss	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	6,625,000	7,877,876	321,239	-	(2,142,472)	6,056,643
Shares issued:
Exercise of share purchase warrants	100,000	332,124	(32,124)	-	-	300,000
Acquisition of mineral property interest	200,000	246,000	-	-	-	246,000
Finder’s fee	150,000	224,250	-	-	-	224,250
Net loss	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	7,075,000	8,680,250	289,115	-	(4,086,146)	4,883,219
Consolidation of shares on a two for one basis	(3,537,500)	-	-	-	-	-
Net loss	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	3,537,500	8,680,250	289,115	-	(6,464,209)	2,505,156
Net loss	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	3,537,500	8,680,250	289,115	-	(11,182,253)	(2,212,888)
Net earnings	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	3,537,500	8,680,250	289,115	-	(8,754,997)	214,368
Shares issued:
Private placement	4,824,500	2,133,786	246,839	-	-	2,380,625
Exercise of share purchase warrants	4,028,000	1,007,000	-	-	-	1,007,000
Exercise of stock options	32,000	12,800	-	-	-	12,800
Financing shares issued	31,250	35,000	-	-	-	35,000
Acquisition of mineral property interest	4,500,000	3,600,000	-	-	-	3,600,000
Share issue costs	-	(544,260)	-	-	-	(544,260)
Stock-based compensation	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares issued:
Private placement	700,000	638,838	201,162	-	-	840,000
Exercise of share purchase warrants	294,500	73,625	-	-	-	73,625
Share issue costs	-	(19,932)	-	-	-	(19,932)
Stock-based compensation	-	-	531,000	-	-	531,000
Net loss	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	17,947,750	15,617,107	1,295,116		(11,765,327)	5,146,896
Shares issued:
Private placement	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of share purchase warrants	213,500	300,892	(46,267)	-	-	254,625
Exercise of stock options	250,000	157,000	(27,000)	-	-	130,000
Share issue costs	-	(183,512)	-	-	-	(183,512)
Stock-based compensation	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004 carried forward	20,645,650	18,013,756	2,338,734	-	(14,760,029)	5,592,461

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED
 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, December 31, 2004 brought forward	20,645,650	$18,013,756	$2,338,734	$-	$(14,760,029)	$5,592,461
Shares issued:
Private placement	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of stock options	165,500	124,364	(31,964)	-	-	92,400
Exercise of share purchase warrants	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share issue costs	-	-	-	-	-	-
Stock-based compensation	-	(184,660)	488,075	-	-	303,415
Net loss	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock-based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock-based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investments	-	-	-	(120,000)	-	(120,000)
Adjustment of future income tax liability to mineral properties	-	-	-	-	(389,955)	(389,955)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,460,033)	48,303,130
Shares issued:
Private placement	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	(139,705)	-	-	-	(139,705)
Stock-based compensation	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	64,821,664	88,181,641	6,170,544	-	(53,625,427)	40,726,758
Shares issued:
Exercise of stock options	33,333	32,815	(11,164)	-	-	21,651
Exercise of share purchase warrants	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock-based compensation	-	-	1,152,238	-	-	1,152,238
Unrealized gain on investment	-	-	-	53,850	-	53,850
Realized gain on sale of investments	-	-	-	(53,850)	-	(53,850)
Net loss	-	-	-	-	(2,642,176)	(2,642,176)
Balance, December 31, 2009, carried forward	77,354,997	92,670,965	6,355,109	-	(56,267,603)	42,758,471

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED
 (Expressed in Canadian dollars)  (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, December 31, 2009, brought forward	77,354,997	$92,670,965	$6,355,109	$-	$(56,267,603)	$42,758,471
Shares issued:
Private placement	1,333,333	514,365	285,635	-	-	800,000
Public offerings	17,738,666	8,294,058	1,504,996	-	-	9,799,054
Share issue costs	-	(1,431,027)	212,109	-	-	(1,218,918)
Exercise of share purchase warrants	12,500	14,024	(4,024)	-	-	10,000
Stock-based compensation	-	-	838,601	-	-	838,601
Unrealized gain on investment	-	-	-	13,125	-	13,125
Net loss	-	-	-	-	(5,826,972)	(5,826,972)
Balance, December 31, 2010	96,439,496	100,062,385	9,192,426	13,125	(62,094,575)	47,173,361
Shares issued:
Exercise of share purchase warrants	8,558,524	10,793,238	(1,564,183)	-	-	9,229,055
Exercise of stock options	634,997	654,248	(255,451)	-	-	398,797
Bought deal offering	7,500,000	11,742,000	-	-	-	11,742,000
Share issue costs	-	(853,241)	-	-	-	(853,241)
Stock-based compensation	-	-	826,792	-	-	826,792
Unrealized gain on investment	-	-	-	6,250	-	6,250
Net loss	-	-	-	-	(9,269,203)	(9,269,203)
Balance, September 30, 2011	113,133,017	$122,398,630	$8,199,584	$19,375	$(71,363,778)	$59,253,811

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
SCHEDULE OF MINERAL EXPLORATION EXPENDITURES
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Cumulative period from inception (May 14,1996) to September 30, 2011
Exploration costs incurred are summarized as follows:
Midway project
Assays and analysis	$118,699	$-	$118,699	$(12,412)	$434,742
Communication	-	-	-	-	9,513
Drilling	313,567	-	813,362	9,800	2,867,343
Engineering and consulting	82,549	3,346	238,068	45,682	4,387,509
Environmental	-	1,663	2,440	7,226	236,138
Field office and supplies	13,006	1,335	25,157	9,102	261,165
Legal	8,085	15,465	14,516	16,844	162,603
Property maintenance and taxes	33,659	30,694	37,526	31,262	481,932
Reclamation costs	-	(252)	1,154	1,237	32,103
Reproduction and drafting	-	-	2,602	-	23,405
Salaries and labor	85,617	367	176,397	31,628	795,294
Travel, transportation and accommodation	25,664	1,637	63,774	11,271	467,715
	680,846	54,255	1,493,695	151,640	10,159,462
Spring Valley project
Assays and analysis	-	-	-	-	3,329,900
Communication	-	-	-	-	10,307
Drilling	-	-	-	-	10,261,359
Engineering and consulting	(8,509)	-	188,938	1,307	2,630,217
Environmental	-	-	-	-	300,445
Equipment rental	-	-	-	-	64,651
Field office and supplies	228	257	255	442	549,246
Legal	19,400	-	56,148	1,181	420,928
Operator fee	-	-	-	-	108,339
Property maintenance and taxes	-	10,204	(144)	10,204	487,921
Reclamation costs	-	-	127	135	30,873
Reproduction and drafting	-	-	324	-	30,048
Salaries and labor	2,618	4	18,201	14,624	1,259,487
Travel, transportation and accommodation	659	474	2,574	2,285	854,679
	14,396	10,939	266,423	30,178	20,338,400
Pan project
Assays and analysis	16,388	37,402	218,627	37,402	889,132
Drilling	(72,739)	1,108,160	833,689	1,143,552	3,265,676
Engineering and consulting	594,209	228,020	1,486,774	388,893	2,590,899
Environmental	87,298	41,248	177,155	67,249	339,889
Field office and supplies	311,423	33,477	402,856	39,977	580,176
Legal	30,354	21,676	111,869	21,949	247,384
Property maintenance and taxes	76,913	95,619	390,677	96,233	843,474
Reclamation costs	(43,356)	-	(15,221)	-	55,348
Reproduction and drafting	60,972	-	66,290	-	72,028
Salaries and labor	182,182	153,165	550,047	184,402	1,686,510
Travel, transportation and accommodation	31,754	56,337	143,796	87,588	421,137
	1,275,398	1,775,104	4,366,559	2,067,215	10,991,653
Sub-total balance carried forward	$1,970,640	$1,840,298	$6,126,677	$2,249,033	$41,489,515

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Cumulative period from inception (May 14,1996) to September 30, 2011
Sub-total balance brought forward	$1,970,640	$1,840,298	$6,126,677	$2,249,033	$41,489,515
Burnt Canyon project
Assays and analysis	-	-	-	-	21,921
Engineering and consulting	3,433	-	3,433	-	28,169
Environmental	-	-	-	-	462
Field office and supplies	36	-	101	17	1,796
Legal	-	-	1,402	-	4,230
Property maintenance and taxes	13,596	13,383	13,596	13,383	63,820
Reproduction and drafting	-	-	-	-	5,036
Salaries and labor	2,483	-	4,603	-	7,526
Travel, transportation and accommodation	1,564	-	2,426	-	6,568
	21,112	13,383	25,561	13,400	139,528
Thunder Mountain project
Assays and analysis	-	-	-	-	14,568
Drilling	-	-	-	-	77,956
Engineering and consulting	-	-	-	-	706
Environmental	-	-	-	-	1,717
Field office and supplies	23	-	23	-	1,064
Property maintenance and taxes	-	2,473	82	2,473	18,987
Reclamation costs	-	-	5,365	-	4,787
Salaries and labor	57	-	620	-	2,667
Travel, transportation and accommodation	-	-	-	-	55
	80	2,473	6,090	2,473	122,507
Gold Rock project
Assays and analysis	47,564	25,648	47,758	26,477	107,752
Drilling	531,339	-	552,719	-	659,620
Engineering and consulting	16,737	20,377	68,661	22,639	232,026
Environmental	-	-	2,440	359	3,333
Field office and supplies	23,246	1,527	24,580	2,886	49,333
Legal	-	-	9,157	-	21,604
Property maintenance and taxes	69,253	68,224	70,080	68,251	376,117
Reclamation costs	265	598	15,886	866	17,490
Reproduction and drafting	34,969	-	35,077	-	35,416
Salaries and labor	56,352	-	88,501	199	126,820
Travel, transportation and accommodation	9,913	6,658	11,632	11,069	44,510
	789,638	123,032	926,491	132,746	1,674,021
Golden Eagle project
Assays and analysis	-	-	-	-	21,690
Drilling	-	-	-	-	3,638
Engineering and consulting	-	-	205,417	7,426	380,982
Field office and supplies	39	20	39	59	2,224
Legal	-	-	1,950	-	21,519
Property maintenance and taxes	475	436	4,743	4,850	16,370
Salaries and labor	551	-	7,760	319	8,141
Travel, transportation and accommodation	-	-	5,343	-	20,121
	1,065	456	225,252	12,654	474,685
Sub-total balance carried forward	$2,782,535	$1,979,642	$7,310,071	$2,410,306	$43,900,256

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.
(An exploration stage company)
SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED
 (Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Cumulative period from inception (May 14,1996) to September 30, 2011
Sub-total balance brought forward	$2,782,535	$1,979,642	$7,310,071	$2,410,306	$43,900,256
Abandoned properties
Acquisition costs and option payments	-	-	-	-	40,340
Assays and analysis	-	-	-	-	53,791
Communications	-	-	-	-	119,734
Drilling	-	-	-	-	848,921
Engineering and consulting	-	-	-	-	3,272,236
Equipment rental	-	-	-	-	348,377
Field office and supplies	-	-	-	-	306,551
Foreign exchange gain	-	-	-	-	(38,134)
Freight	-	-	-	-	234,956
Geological and geophysical	-	-	-	-	63,481
Interest on convertible loans	-	-	-	-	1,288,897
Legal and accounting	-	-	-	-	462,534
Marketing	-	-	-	-	91,917
Mining costs	-	-	-	-	693,985
Processing and laboratory supplies	-	-	-	-	941,335
Property maintenance and taxes	-	-	-	-	447,610
Reclamation costs	-	-	150	-	38,860
Recoveries	-	-	-	-	(40,000)
Reproduction and drafting	-	-	-	-	1,179
Security	-	-	-	-	350,584
Salaries and labor	-	-	-	-	19,203
Travel, transportation and accommodation	-	-	-	-	429,499
Utilities and water	-	-	-	-	59,425
	-	-	150	-	10,035,281
Property investigations
Assays and analysis	488	-	488	2,160	174,607
Drilling	-	-	-	-	169,129
Engineering and consulting	-	208	-	208	210,391
Environmental	-	-	-	-	22,761
Field office and supplies	59	73	(38)	602	19,994
Legal	-	1,866	-	2,715	10,952
Property maintenance and taxes	-	-	-	-	123,230
Reclamation costs	-	(95)	-	304	2,930
Reproduction and drafting	-	-	-	-	4,942
Salaries and labor	1,923	-	7,630	-	11,304
Travel, transportation and accommodation	-	-	719	49	114,181
	2,470	2,052	8,799	6,038	864,421
	$2,785,005	$1,981,694	$7,319,020	$2,416,344	$54,799,958

The accompanying notes are an integral part of these consolidated interim financial statements.

1.	Nature and continuance of operations

Midway Gold Corp. (the “Company” or “Midway”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The Company has not generated any revenues from operations.  These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future.  The Company has incurred losses for the three and nine months ended September 30, 2011 of $3,253,939 and $9,269,203, respectively, and since inception of May 14, 1996 to September 30, 2011 resulting in an accumulated deficit of $71,363,778; further losses are anticipated in the development of its business.  Management believes that the Company’s cash on hand at September 30, 2011 is sufficient to finance exploration activities and operations through at least the next twelve months.  Additionally, on April 21, 2011 the Company was issued a final receipt for a Short Form Prospectus by the Alberta, British Columbia and Ontario Securities Commissions and the Securities and Exchange Commission in the United States to offer up to US$60,000,000 of the Company’s common shares.  On June 6, 2011 the company closed on US$12,000,000 of the US$60,000,000 in a bought deal public offering (note 9).   The Company’s ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully raise additional financing for the substantial capital expenditures required to achieve planned principal operations.  While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

2.	Significant accounting policies and change in accounting policy

The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Part 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements including the notes thereto for the year ended December 31, 2010 which may be found under the Company’s profile on SEDAR and EDGAR.

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

Future accounting changes

Accounting Standards Update No. 2011-04: Fair value measurements update 2011-04

In May 2011, the FASB issued an update to the authoritative guidance related to fair value measurements as a result of the FASB and the IASB working together to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments will add new disclosures, with a particular focus on Level 3 measurements. The objective of these amendments is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2011-05: Presentation of Comprehensive Income 2011-05

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update related to presentation of Comprehensive Income. ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years; however, early adoption is permitted. The provisions of ASU 2011-05, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

3.	Net loss per share

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

4.	Fair Value Measurements

ASC 820 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities.

Level 2- Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3- Unobservable inputs based on the Company’s assumptions.

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

The determination of fair value for financial reporting purposes at September 30, 2011 utilizing the applicable framework is as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at September 30, 2011
Available-for-sale securities	$62,500	$-	$-	$62,500
Derivatives	-	14,078	-	14,078
Total	$62,500	$14,078	$-	$76,578

Financial instruments measured at fair value as at December 31, 2010 were as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at December 31, 2010
Available-for-sale securities	$-	$56,250	$-	$56,250
Derivatives	-	-	24,437	24,437
Total	$-	$56,250	$24,437	$80,687

Warrant liability	$-	$1,562,544	$-	$1,562,544

The table below sets forth a summary of changes to the Company’s level 3 financial assets for the nine months ended September 30, 2011:

	Available-for-sale securities	Derivatives	Total Assets
Balance at beginning of period	-	$24,437	$24,437
Change in Fair Market Value	-	$(10,359)	$(10,359)
Reclassification to Level 2	-	$(14,078)	$(14,078)
Balance at end of period	-	$-	$-

5.	Investments

As consideration of certain area of interest obligations of  NV Gold Corporation (“NVX”) that apply to the  Roberts Gold project, the Company was issued 250,000 common shares of NVX and 250,000 common share purchase warrants (the “NVX Warrants”) on October 26, 2010.  The NVX Warrants entitle the Company to purchase one common share of NVX at an exercise price of $0.40 until October 26, 2012.  If the volume weighted average price of the common shares of NVX exceeds $0.60 for twenty consecutive trading days, NVX may notify the Company in writing that the NVX Warrants will expire 15 trading days from receipt of such notice unless exercised by the Company before such date.  The common shares and the common shares issued pursuant to the exercise of any NVX Warrants were restricted from trading until February 27, 2011.  Accordingly the NVX common shares were categorized as Level 2 in the fair value hierarchy (note 4) and a discount of 25% was applied to the quoted market value on the date of receipt and on December 31, 2010.  Subsequent to February 27, 2011, the date trading restrictions were removed, the NVX common shares were reclassified to Level 1 and the 25% discount was not applied to the September 30, 2011 fair value.

The NVX Warrants are considered derivatives.  At December 31, 2010 they were categorized as Level 3 and were fair valued using the Black-Scholes valuation model and a discount of 25% applied to their fair value on the date of receipt and on December 31, 2010.  The following assumptions were used on the date of receipt: expected life of 2 years; volatility of 100%; no dividend yield; and a risk free interest rate of 1.42%.  The NVX Warrants will be revalued each reporting period with gains or losses recorded in the Statement of Operations.  The following assumptions were used on December 31, 2010: expected life of 1.8 years; volatility of 100%; no dividend yield; and a risk free interest rate of 1.66%.  With the trading restriction expiration on February 27, 2011 the Warrants were reclassified from Level 3 to Level 2.  The following Black-Scholes valuation assumptions were used on September 30, 2011:  expected life of 1.07 years; volatility of 91%; no dividend yield; and a risk free interest rate of 0.91%.

	September 30, 2011
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$19,375	$62,500
Warrants	250,000	16,995	(2,917)	14,078
Total investments		$60,120	$16,458	$76,578

During the nine month period ended September 30, 2011, the Company recorded a net unrealized gain on the common shares of NVX of $6,250 in accumulated other comprehensive income and a net unrealized loss on the NVX Warrants of $10,359 in the Statement of Operations for the difference in the fair value at September 30, 2011 as compared to December 31, 2010.  During the three month period ended September 30, 2011, the Company recorded an unrealized loss on the common shares of NVX  of $12,500 in accumulated other comprehensive income and an unrealized loss on the NVX Warrants of $11,893 in the Statement of Operations for the difference in the fair value at September 30, 2011 as compared to June 30, 2011.

6.	Equipment

At September 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	September 30, 2011			December 31, 2010
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$256,453	$164,472	$91,981	$181,300	$153,095	$28,205
Computer software	180,124	101,810	78,314	107,120	89,631	17,489
Leasehold improvements	35,190	2,229	32,961	-	-	-
Office equipment	126,587	45,623	80,964	79,049	30,859	48,190
Field equipment	88,356	48,959	39,397	68,953	44,679	24,274
Trucks	293,946	77,007	216,939	138,853	59,787	79,066
Land	536,854	-	536,854	-	-	-
Buildings	395,177	1,198	393,979	-	-	-
Construction in progress	1,881	-	1,881	-	-	-
	$1,914,568	$441,298	$1,473,270	$575,275	$378,051	$197,224

Depreciation expense for the three and nine months ended September 30, 2011 was $80,744 (September 30, 2010 $16,526) and $108,164 (September 30, 2010 $59,706), respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

7.	Mineral properties

Details on the Company’s mineral properties are found in note 7 to the audited consolidated financial statements for the year ended December 31, 2010.

	December 31, 2010	Additions	Disposals	September 30, 2011
Midway	$7,036,314	$294,240	$-	$7,330,554
Spring Valley	5,664,517	44,294	609,788	5,099,023
Pan	33,807,508	215,867	-	34,023,375
Gold Rock	628,324	233,645	-	861,969
Burnt Canyon	178,785	22,262	-	201,047
Golden Eagle	2,255,613	-	-	2,255,613
	$49,571,061	$810,308	$609,788	$49,771,581

(a)	Midway property, Nye County, Nevada

On July 1, 2009, and amended on October 14, 2009, the Company agreed with the Town of Tonopah (“Tonopah”) and Lumos & Associates (“Lumos”) to fund a study to identify the best alternatives which maximize the treatment and dewatering at a possible mine at the Midway Project for municipal use and/or re-injection, to minimize the need for redundant facilities and cover costs to benefit the Company and Tonopah.  Tonopah contracted with Lumos to prepare a Preliminary Engineering Report to identify the best alternatives to which the Company agreed to fund up to US$105,120 of which the full amount has been paid or accrued by December 31, 2010 (December 31, 2009, $79,120 (US$74,294)).

(b)	Spring Valley property, Nevada

At September 30, 2011 the Company had an amounts receivable of $8,001 (US$7,634) (December 31, 2010 $62,769 (US$63,110)) for recoverable salaries and expenses, from Barrick Gold Exploration Inc. pursuant to the Spring Valley exploration option and joint venture agreement, which was subsequently paid.

Additionally, in the period ending September 30, 2011, the Company received a check in the amount of US$1,144,929, which the Company subsequently negotiated.  The check was accompanied with a letter instructing the Company to apply the funds to the payment of certain specified obligations arising out of the May 5, 2006 agreement between Seymork Investments Limited (“Seymork”) and the Company, resulting in a disposal of $609,788.  See Item I: Legal Proceedings in Part II below for more detail.

8.	Reclamation deposit

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

At September 30, 2011 the Company had posted a total of $500,432 (US$477,421) reclamation deposits compared to $260,087 (US$261,499) at December 31, 2010.

9.	Share capital

(a)	The Company is authorized to issue an unlimited number of common shares.

(b)	Share issuances

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

(xiv)
During 2003, the Company issued 700,000 units at $1.20 per unit for proceeds of $840,000 by way of a non-brokered private placement.  Each unit consisted of one common share and one share purchase warrant that entitled the holder to purchase one additional common share at $1.50  until May 25, 2004.  The proceeds of the financing of $840,000 were allocated $638,838 as to common shares and $201,162 as to the warrants.  During 2004 161,000 of the warrants were exercised and 539,000 expired.  Share issue expenses were $19,932.

(xv)	During 2003, the Company issued 294,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $73,625.

(xvi)
In January 2004, the Company issued 400,000 units at $2.00 per unit for proceeds of $800,000 by way of a private placement.  Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $2.35 per share for a nine month period.  The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $624,593 to common shares and $175,407 as to the warrants.  All of the warrants expired unexercised in 2004.  The Company issued 40,000 common shares as a finder’s fee for this private placement.

(xvii)
In August 2004, the Company issued 1,020,000 units at $0.75 per unit for proceeds of $765,000 by way of a private placement.  Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $0.80 per share until November 25, 2005.  All of the warrants were subsequently exercised.  The Company issued 55,650 common shares as a finder’s fee for this private placement.

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

(xxi)
In August 2005, the Company issued 500,000 units at $1.40 per unit for proceeds of $700,000 by way of a private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.45 per share until November 22, 2006. The proceeds of the financing of $700,000 were allocated on a relative fair value basis as $608,015 to common shares and $91,985 as to warrants.   All of the warrants were exercised in fiscal year 2006. The Company incurred $8,261 in issue costs.

(xxii)	In January 2006, the Company issued 40,000 common shares at a value of $88,000 pursuant to a purchase and sale agreement to purchase mining claims for the Spring Valley project.

(xxiii)
In May 2006, the Company issued 3,725,000 units at $1.80 per unit for proceeds of $6,705,000 by way of a private placement.  Each unit consisted of one common share and one-half non-transferable share purchase warrant.  Each whole warrant entitled the holder to purchase one additional common share at $2.70 per share until May 16, 2007. The proceeds of the financing of $6,705,000 were allocated on a relative fair value basis as $5,998,846 to common shares and $706,154 as to warrants.   The Company incurred $65,216 in issue costs.  By May 16, 2007 1,725,000 of the warrants were exercised and 137,500 expired unexercised.

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

(xxv)
On April 16, 2007, the Company issued 7,764,109 common shares at a value of $25,000,431, 308,000 stock options at a value of $608,020 and 870,323 share purchase warrants at a value of $1,420,054 in connection with the acquisition of Pan-Nevada Gold Corporation.  By December 31, 2007, 154,000 of the stock options had been exercised and 761,823 share purchase warrants had been exercised.  By December 31, 2008 the remaining 108,500 share purchase warrants were exercised and 84,000 stock options had been exercised.  On October 11, 2008 the final 70,000 stock options expired unexercised.

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

(xxx)
On November 12, 2008 the Company issued 12,500,000 units at $0.22 per unit for proceeds of $2,750,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant.  Each warrant entitled the holder to purchase one additional common share at $0.28 per share until May 12, 2009.  The proceeds of the financing of $2,750,000 were allocated on a relative fair value basis as $1,793,491 to common shares and $956,509 as to warrants.  The Company incurred $23,395 in issue costs for this private placement.  In the year ended December 31, 2009 all of the 12,500,000 warrants were exercised for proceeds of $3,500,000.

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

(xxxvii)
In the nine month period ended September 30, 2011 the Company issued 8,558,524 common shares pursuant to the exercise of share purchase warrants.  Of the 8,558,524 shares issued, 2,650,000 shares were issued pursuant to the exercise of the warrants which had an accelerated expiry date of March 14, 2011 and a fair value at December 31, 2010 of $1,562,544 as mentioned in xxxvi above.  Proceeds received on the 8,558,524 common shares issued totalled $7,074,485.

Additionally, in the nine month period ended September 30, 2011, the Company issued 634,997 common shares pursuant to the exercise of employee stock options.  Proceeds received on the options exercised totalled $398,797.

(xxxviii)
On June 6, 2011, the Company issued 7,500,000 common shares upon the close of a “bought deal” public offering for US$1.60 per share.  Gross proceeds on the purchase were $11,742,000 (US$12,000,000).  The Company paid the agent $587,100 (US$600,000) as a commission for this public offering.

Share issue costs incurred during the nine month period ended September 30, 2011 totalled $853,241, including $587,100 in commissions paid.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model requires the input of subjective assumptions which are based on several different criteria.  Expected volatility is based on the historical price volatility of the Company’s common stock.  Expected dividend yield is assumed to be nil, as the Company has not paid dividends since inception.  Based on historical experience, forfeitures and cancellations are not significant. The expected life is estimated in accordance with SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” for “plain vanilla” options. Risk free interest rates are based on U.S. government obligations with a term approximating the expected life of the option.

The fair value of stock option grants is amortized over the respective vesting period. The Company recorded stock-based compensation expense, net of forfeitures, of $826,792 in the nine months ended September 30, 2011 (September 30, 2010 - $679,538) for options vesting in that period of which $692,258 (September 30, 2010 - $651,923) was included in salaries and benefits in the statement of operations, $96,499 (September 30, 2010 - $27,615) was included in salaries and labor in the schedule of mineral exploration expenditures and $38,036 (September 30, 2010 - $nil) was included in consulting in the statement of operations for non-employee stock-based compensation. The estimated unrecognized compensation cost from unvested options as of September 30, 2011 was approximately $211,930, which is expected to be recognized over the remaining vesting period of 2 years.

The weighted-average grant date fair value of options granted was $0.81 per option during the nine months ended September 30, 2011 and $0.42 for the comparable period in 2010.  The weighted average grant date fair value of options vested was $0.66 per option during 2011 and $0.75 per option during 2010.

The following table summarizes activity for compensatory stock options during the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2011	6,460,000	$1.05	$652,367	5,341,667
Granted	1,115,000	1.10	-	-
Exercised	(634,997)	0.63	-	-
Cancelled	(665,001)	$2.33	-	-
Outstanding, September 30, 2011	6,275,002	$1.02	$6,320,650	5,630,000

The following table summarizes information about outstanding compensatory stock options as of September 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.95 - $2.34	1,018,334	4.4	$1.14	735,000	$1.02	$781,383
$0.58 - $0.71	2,336,668	3.7	0.61	1,775,000	0.61	2,615,667
$0.56 - $0.86	1,905,000	2.6	0.72	2,105,000	0.70	2,899,600
$2.00 - $3.36	1,015,000	1.6	2.42	1,015,000	2.42	24,000
	6,275,002		$1.02	5,630,000	$1.02	$6,320,650

d)	Share purchase warrants:

Total outstanding warrants at September 30, 2011 were 1,610,482. The exercise price on all warrants outstanding was $0.80 per share. The warrants are exercisable immediately upon issuance and expire two years from the date of issuance.

During the nine months ended September 30, 2011, the Company did not issue any warrants.

A summary of the Company’s stock purchase warrants as of September 30, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life (in years)
Balance, December 31, 2010	10,849,006	$0.83	1.2
Issued	-	-	-
Exercised	(8,558,524)	0.76	-
Expired	(680,000)	0.90	-
Balance, September 30, 2011	1,610,482	$0.80	0.6

10.	Contingency

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

11.	Commitments

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado and Ely, Nevada and office equipment until 2014 as follows.  Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included.

	Fiscal Year
	2011	2012	2013	2014	Total
Operating Leases	$34,912	130,683	121,719	115,997	$403,311

12.	Supplemental Cash Flow Information

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Interest paid	$-	$-	$-	$-
Income taxes paid	-	-	-	-
Transfer of fair value of share purchase warrants exercised or expired from warrant liability (note 9) to share capital	-	-	$2,154,570	-

13.	Related party transactions

For the three and nine month periods ending September 30, 2011, the Company paid consulting fees of $nil and $53,901, respectively (2010 - $22,500 and $45,000, respectively) to a company controlled by the former Chief Financial Officer of the Company for accounting and corporate compliance services.  The Company’s former Chief Financial Officer resigned effective March 18, 2011, but, remained as Corporate Secretary until just prior to the Annual General Meeting on June 5, 2011.

Included in accounts payable and accrued liabilities at September 30, 2011 is $46,159 (December 31, 2010 - $12,944) payable to directors and officers.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

14.	Financial instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments.  Investments at September 30, 2011 and December 31, 2010 are recorded at fair value (note 5).

15.	Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development, with all of the Company’s long lived assets being located in the United States at September 30, 2011 and December 31, 2010.

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

Cautionary Note Regarding Forward-Looking Statements

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Midway to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions;  significant increases or decreases in gold prices; changes in interest and currency exchange rates;  unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; results of current and future exploration activities; results of pending and future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all.  Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although Midway believes that the expectations reflected in the forward-looking statements contained herein are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and Midway undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

Overview

Company Overview

Midway is an exploration stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. Our mineral properties are located in Nevada and Washington. The Midway, Spring Valley, Pan, Gold Rock, and Golden Eagle gold properties are exploration stage projects with identified gold mineralization.  The Thunder Mountain and Burnt Canyon projects are early stage gold and silver exploration projects.

Business Strategy and Development

The Company is currently working towards transitioning itself from an exploration company to a gold production company with plans to advance the Pan gold deposit located in White Pine County, Nevada to production by as early as 2013.

The map below shows the location of Midway’s properties located in Nevada, USA.

Highlights for the third quarter 2011 and up to November 11, 2011:

•	Spring Valley project - Assay results and drill hole information from first and second quarter 2011 drilling were reported.

•	Pan project - Positive drilling results were reported; expanded drilling permit received; updated resource estimate reported.

•	Midway project - Core drilling was completed with assays pending.

•
Gold Rock project – A validation drilling program was initiated to verify results from over 650 historic drill holes. Initial results are positive; verifying the grade, width, and location of historic results in those areas drilled to date.

Activities on Midway’s properties in the third quarter ended September 30, 2011 and up to November 11, 2011, the date of this Quarterly Report filed on Form 10-Q, are described in further detail below.

Spring Valley Project, Pershing County, Nevada

The Spring Valley property is located in the Spring Valley Mining District, Pershing County, Nevada, approximately 20 miles northeast of the town of Lovelock.  Water for exploration purposes is available from water wells drilled on the property under temporary grant of water rights.  Power is accessible from existing power lines, however capacity is unknown and may be limited.

Barrick conducted and funded exploration in 2010 on the Spring Valley project as part of its minimum expenditure requirement of US$5,000,000 in 2010. Barrick has the exclusive right to earn a 60% interest in the Spring Valley project by spending US$30,000,000 on the property over five years. Barrick may increase its interest by 10% (70% total) by spending an additional US$8,000,000 in the year immediately after vesting at 60%. At the Company’s election, Barrick may also earn an additional 5% (75% total) by carrying the Company to a production decision and arranging financing for the Company’s share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established.

Barrick forwarded data from first and second quarter 2011 drilling.  Barrick commenced its 2011 drilling program in early April with two reverse circulation (RC) rigs and one core rig operating. Drill results included holes that tested the northern extent of the known resource and initial reconnaissance drilling in widely spaced holes south of the known resource. Results reported indicate that the deposit remains open to the north and new gold assays extend the gold zone at least 1.7 kilometers to the southwest of the previously known resource area over a width of approximately 0.5 kilometers. Assays are pending for the majority of 2011 holes.

Barrick has informed Midway that the 2011 drill plan is focused on expanding the resource and evaluating property acquired near the end of 2010 south of the current resource area. In addition to drilling, cultural and biological surveys, hydrogeologic studies and trace element analyses are underway to support future permit applications.

Barrick has informed Midway that it intends to conduct and fund the minimum required program of US$7,000,000 in 2011 for a cumulative amount of US$16,000,000 by December 31, 2011.

The Company engaged an independent engineer, Gustavson Associates, LLC of Lakewood, Colorado (Gustavson) to review the drilling results and provide a new resource update that incorporated all Barrick drilling through May, 2011, resulting in the conversion of 2.16 million ounces of gold to the Measured and Indicated categories, consisting of 0.93 million ounces in the Measured category and 1.23 million ounces in the Indicated category at a cut-off grade of 0.14 grams per tonne (g/t). The new drilling also produced an additional Inferred resource of 1.97 million ounces of gold at the same cut-off grade.  The Measured resource is contained within 59.0 million tonnes grading 0.49 g/t, the Indicated resource is contained within 85.8 million tonnes grading 0.45 g/t and the Inferred resource is contained within 103.9 million tonnes grading 0.59 g/t.

Measured and Indicated resources are estimated pursuant to Canadian industry standards.  See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.  The Spring Valley project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Barrick is funding the majority of the ongoing costs of this project. In the nine months ended September 30, 2011, the Company incurred $266,423 primarily to fund engineering and legal costs incurred on the portion of the Seymork land that falls outside of the Barrick agreement area of interest.

Pan Project, White Pine County, Nevada

The Pan property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.  The Pan deposit is a Carlin-style, disseminated gold deposit, located along the Battle Mountain-Eureka Trend.  In March 2011, we contracted a third party vendor to obtain permits to extend power lines to the property.

The Company received regulatory approval of an expanded drilling permit that increases the area available for drill roads and drill pads for additional exploration drilling and expedited condemnation drilling around proposed mine facilities and also includes a new access route to the project. An Environmental Assessment completed for the U.S. Bureau of Land Management (BLM) concluded that the permitted activities will have no significant environmental impact.

In October, 2011, the Company reported an updated resource estimate for the Pan project based on results from 2011 drilling received to date. The updated Measured and Indicated resource estimate exceeds one million ounces of gold. The 1.13 million ounces of gold are contained in 37 million tonnes of 0.49 grams per tonne (gpt) gold in the Measured category and 43 million tonnes of 0.40 gpt gold in the Indicated category using a 0.14 gpt gold cutoff grade. The updated resource was prepared by Gustavson.  The mineral resources are summarized below.

Measured Resource*
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold ounces
0.27	27,352,000	0.59	520,000
0.21	30,857,000	0.55	547,000
0.14	36,920,000	0.49	579,000
0.07	50,924,000	0.38	622,000

Indicated Resource*
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold ounces
0.27	27,126,000	0.52	453,000
0.21	32,652,000	0.47	495,000
0.14	43,118,000	0.40	551,000
0.07	73,925,000	0.27	645,000

Measured Plus Indicated Resource*
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold ounces
0.27	54,478,000	0.56	974,000
0.21	63,509,000	0.51	1,042,000
0.14	80,037,000	0.44	1,130,000
0.07	124,849,000	0.32	1,268,000

Inferred Resource*
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold ounces
0.27	1,771,000	0.58	33,000
0.21	2,229,000	0.51	37,000
0.14	3,928,000	0.36	45,000
0.07	9,693,000	0.20	63,000

* - Measured, Indicated and Inferred resources are estimated pursuant to Canadian industry standards.  See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.  The Pan Project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

The Company completed a 7,200 meter reverse circulation (RC) drilling program in the second quarter, and reported drill intercepts from 28 RC drill holes, including drill hole PN11-09 which contained the longest and highest grade gold intercept yet encountered at the project. The 30 meter intercept of 3.15 grams per tonne (gpt) gold includes a zone of 13.7 meters of 5.79 gpt gold which also includes a 1.5 meter interval of 10.1 gpt gold. As expected, drilling to test for mineralization beneath proposed mine facility sites produced no significant results. The Pan deposit is still open to the North, the South and at depth and the 2011 drilling, including a 600 meter diamond core program to commence in the second half of 2011, is designed to expand the resource by following up on 2010 drilling that identified higher gold grades and a possible new gold zone.

In April, 2011, the Company reported the results of a Prefeasibility Study for the Pan project, prepared by Gustavson Associates, LLC.  The Prefeasibility Study demonstrated positive economic results and technical favorability of the Pan project and included a new resource estimate.  The Prefeasibility Study was prepared to the standards of National Instrument 43-101 and was filed on SEDAR on April 4, 2011. The Prefeasibility Study was prepared under the supervision of William J. Crowl, Vice President of Mining, Donald E. Hulse, Principal Mining Engineer, Terre A. Lane, Principal Mining Engineer and Donald J. Baker, Associate Principal Geologist of Gustavson, and Deepak Malhotra, President of Resource Development, Inc., each of whom are independent of the Company and are qualified persons.

Additional work is underway for a Feasibility Study scheduled for completion in 2011. Environmental studies are continuing in support of permitting including a plan of operations and reclamation plan to be submitted to management agencies.

The Company expensed $4,366,559 of costs at the Pan project in the nine months ended September 30, 2011 of which, 38% was the cost of engineering, environmental, geochemical and geological work for the prefeasibility study and advancing work toward the feasibility study, 19% on the ongoing drill program and the balance on advancing study and permitting activities.

Midway Project, Nye County, Nevada

The Midway property is located in Nye County, Nevada, approximately 15 miles northeast of the town of Tonopah, 210 miles northwest of Las Vegas and 236 miles southeast of Reno.  The property is over the northeastern flank of the San Antonio Mountains and in the Ralston Valley. Water for exploration purposes is available from water wells drilled on the property under a temporary grant of water rights.  Power is accessible from existing power lines crossing the property, however capacity is unknown and may be limited.

A core drilling program was conducted at Midway during the third quarter. A total of 13,000 feet was drilled in 26 holes to test areas of the Discovery, 121, Dauntless, and 63-77 areas. Assay results are pending.

In the second quarter, an initial resource estimate was completed on select veins of the Discovery and Dauntless zones that could possibly be developed using underground mining methods. Additional engineering studies are underway to support further underground mine analyses and to guide future work programs. A core drilling program is underway to provide additional geological information and to confirm past RC drill results.

In April, 2011 a NI 43-101 compliant resource estimate was completed by Gustavson Associates, LLC to evaluate a limited number of vein-like structures primarily in the Discovery Zone.  Mineralization was modeled using Indicator Kriging to analyze zones of potential high grade mineralization.  This indicator model was calibrated by comparison with veins modeled on cross sections, and appears to have identified higher grade areas with continuous gold mineralization that could possibly be mined by underground methods.

Midway Project Initial Inferred Underground Resource*
Cutoff Grade (oz/ton)	Short Tons (thousands)	Grade (oz/ton)	Ounces
0.1000	114.0	0.3017	34,394
0.0750	127.0	0.2813	35,725
0.0500	130.0	0.2758	35,854
0.0200	131.0	0.2742	35,920

* - Inferred resources are estimated pursuant to Canadian industry standards.  See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.  The Midway Project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

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

The Company expensed $1,493,695 of costs at the Midway project in the nine months ended September 30, 2011 of which 54% was for drilling, 16% was the cost of engineering studies and the balance on work to support the discussions for the water rights.

Gold Rock Project, White Pine County, Nevada

The Gold Rock property is situated in the eastern Pancake Range in western White Pine County, Nevada. The property is 8 miles southeast of the Company’s Pan project. Access is via the Green Springs road from US Highway 50 approximately 65 miles from Ely, Nevada. Water for exploration purposes is available from wells in the region under temporary grant of water rights.  It is anticipated that power will be available from the line being extended to serve the nearby Pan Project.

An initial drilling program designed to verify results reported from historic drill holes is underway. One reverse circulation drill rig and one core rig operated on the property during the third quarter. The planned program includes 18,000 feet of RC drilling and 3,400 feet of core drilling. Initial drill results reported by the Company included intercepts of 33.5 meters of 2.06 grams per tonne (gpt) gold, including 7.6 meters of 4.18 gpt gold, in drill hole GR11-05. Additional intercepts include 48.8 meters of 0.96 gpt gold in drill hole GR11-07, and 18.3 meters of 0.82 gpt gold in drill hole GR11-03. Initial results were positive; verifying the grade, width, and location of historic results in those areas drilled to date.

A technical report was completed in the first quarter of 2011 by Gustavson Associates, LLC to review geological and historical drill data prior to the planned 2011 drilling program.  Historic drill results include 673 drill holes within and surrounding the Easy Junior open pit mine.   Review of select drill data confirmed that assays in the database are consistent with original assay certificates. These drill results suggest there could be significant unmined gold mineralization along strike of Easy Junior that may represent a bulk tonnage epithermal gold target.

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

The Company expensed $926,491 of costs at the Gold Rock project in the nine months ended September 30, 2011 of which 60% was for drilling and the balance related to the cost of engineering studies and geological programs.

Burnt Canyon Project, Pershing County, Nevada

Burnt Canyon is a volcanic hosted epithermal system with gold identified in numerous rock and soil samples. The project lies between high grade veins in the Seven Troughs district to the south and the Wildcat disseminated gold deposit to the north in Pershing County, Nevada.

The Company did not conduct any work on the Burnt Canyon project in the nine months ended September 30, 2011.

The Company expensed $25,561 of costs at the Burnt Canyon project in the nine months ended September 30, 2011 of which 53% was for property maintenance, and 13% related to the cost of engineering studies.

Thunder Mountain Project, Nye County, Nevada

Thunder Mountain is a gold and silver rich epithermal vein and disseminated gold system hosted in rhyolite tuffs and flow dome complexes located six miles southeast of the Midway project in Nye County, Nevada.

The Company conducted reclamation work on the Thunder Mountain project in the nine months ended September 30, 2011.

The Company expensed $6,090 expenditures at the Thunder Mountain project in the nine months ended September 30, 2011 $5,365 of which was for reclamation costs.

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

The Company expensed $225,252 of expenditures at the Golden Eagle project in the nine months ended September 30, 2011 of which 91% was for engineering studies.

Results of operations

The net loss for the three months ended September 30, 2011 and 2010 was $3,253,939 and $1,527,111, respectively.

Significant differences between the three month periods ended September 30, 2011 and September 30, 2010 are as follows:

Expenses:

Depreciation totalled $80,744 (2010 - $16,526), an increase of $64,218 or 389% from the comparative period.  This was primarily due to a substantial increase in depreciable assets.

Legal and accounting fees totalled $279,134 (2010 – $50,032), an increase of $229,102 or 458%.  The increase for the period primarily relates to an entity restructuring analysis for tax planning purposes and a full internal control re-evaluation, restructuring, implementation and testing as required under the Sarbanes-Oxley Act.

Exploration expenses were $2,785,005 (2010 – $1,981,694), a $803,311 or 41% increase over the 2010 comparative period.  The details of the expenses in each period may be found in the schedule of mineral exploration expenditures to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor for the three months ended September 30, 2011 include the non-cash estimated fair value of stock-based compensation for stock options granted to technical employees in the amount of $20,420 (2010 - $8,623).  Management fees earned for the Spring Valley project were $3,066 (2010 – $5,204).

Office and administration expenses in the current period were $200,737 (2010 - $59,835) an increase of $140,902 or 235% over the comparative period.  This increase is the result of an increase in staff sizes at both our Englewood, Colorado and Ely, Nevada offices.  In the comparative period in 2010 our corporate office was located in Helena, Montana.

Transfer agent and filing fees in the current period were $96,855 (2010 - $21,017) an increase of $75,838 over the comparative period.  The costs for the period were primarily related to fees paid to the Nevada Bureau of Land Management.

Staff growth across all departments has resulted in an increase in salaries and benefits, including director’s fees, for the period. Salaries and benefits, including director’s fees, were $724,721 inclusive of $54,976 of non-cash stock-based compensation.  In the comparative period $257,980 included $60,328 of non-cash employee stock-based compensation.  Salaries and benefits, including director’s fees, exclusive of non-cash benefits were $669,745 for the three months ended September 30, 2011 (2010 - $197,652), an increase of $472,093 or 239% over the comparative period.

The gain on the sale of property and equipment in the current period was $491,386 (2010 – nil).  The majority of the gain was the result of a check received in the amount of US$1,144,929, which the Company subsequently negotiated.  The check was accompanied with a letter instructing the Company to apply the funds to the payment of certain specified obligations arising out of the May 5, 2006 agreement between Seymork Investments Limited (“Seymork”) and the Company, resulting in a gain for the period.  See “Item I: Legal Proceedings in Part II” below for more detail.

Results of operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The net loss for the nine months ended September 30, 2011 was $9,269,203 (2010 – $3,731,246).

Significant differences between the nine month periods ended September 30, 2011 and September 30, 2010 are as follows:

Consulting totaled $160,880 (2010 - $71,277) an increase of $89,603 or 126% over the comparative period.  Included in the variance is an increase for land and title as well as general consulting expenditures incurred. The Company has also engaged consultants to assist the Company on legislative/political issues related to mining in the state of Nevada and well as on environmental matters.

Depreciation totalled $108,164 (2010 - $59,706), an increase of $48,458 or 81% from the comparative period.  This was primarily due to a substantial increase in depreciable assets.

Legal and accounting fees totalled $459,910 (2010 – $155,582), an increase of $304,328 or 196%.  The increase for the period primarily relates to an entity restructuring analysis for tax planning purposes and a full internal control re-evaluation, restructuring, implementation and testing as required under the Sarbanes-Oxley Act.

Exploration expenses were $7,319,020 (2010 – $2,416,344).  The details of the expenses in each period may be found in the schedule of mineral exploration expenditures to the unaudited consolidated interim financial statements.    Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor include the non-cash estimated fair value of stock-based compensation for stock options granted to technical employees in the period of $96,499 (2010 - $27,615).  Management fees earned from Barrick for the Spring Valley project were $8,748 (2010 - $14,552).

Office and administration expenses in the current period were $347,234 (2010 - $152,501) an increase of $194,733 or 128% over the comparative period.  This increase is the result of an increase in staff sizes at both the Englewood, Colorado and Ely, Nevada locations.  In the comparative period in 2010 the corporate office was located in Helena, Montana.

Staff growth across all departments has resulted in an increase in salaries and benefits, including director’s fees, for the period. Salaries and benefits, including director’s fees, were $1,972,660 inclusive of $826,792 of non-cash stock-based compensation for the nine months ending September 30, 2011.   In the comparative period $1,362,969 included $679,538 of non-cash employee stock-based compensation.  Salaries and benefits, including director’s fees,  exclusive of non-cash benefits were $1,281,997 for the nine months ended September 30, 2011 (2010 - $683,431), an increase of $598,566 or 88% over the comparative period.

Transfer agent and filing fees in the current period were $207,347 (2010 - $97,056) an increase of $110,291 over the comparative period. The increase is the result of additional regulatory and filing fees as well as a large volume of warrant exercises in current period.

The foreign exchange gain in the current period was $321,450 compared to a gain in the comparative period of $179,480 of which $267,762 was an unrealized gain in the current period and a $168,280 unrealized loss in the 2010 comparative period.  The unrealized foreign exchange relates to the translation of the US dollar denominated future income tax liability.

A loss on the change in fair value of warrant liability of $592,026 was recognized in the current period.  There was no comparable amount for the nine month period ended September 30, 2010.  These warrants were either exercised or they expired in the current period and there was no warrant liability at September 30, 2011.

The gain on the sale of property and equipment in the current period was $491,386 (2010 – $59). The majority of the gain was the result of a check received in the amount of US$1,144,929, which the Company subsequently negotiated.  The check was accompanied with a letter instructing the Company to apply the funds to the payment of certain specified obligations arising out of the May 5, 2006 agreement between Seymork Investments Limited (“Seymork”) and the Company, resulting in a gain for the period.  See “Item I: Legal Proceedings in Part II” below for more detail.

For the nine months ended September 30, 2011, the income tax recovery of $1,456,000 (2010 - $747,000), an increase of $709,000 or 95%, is an adjustment to the future income tax liability associated with the acquisition of the Pan-Nevada and Gold Rock projects.

Summary of Quarterly Results (Unaudited)

	Sept 2011	June 2011	March 2011	Dec 2010	Sept 2010	June 2010	March 2010	Dec 2009
$(000s) except per share amounts
Revenue from the sale of minerals	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Net loss	$3,253	$3,301	$2,714	$2,096	$1,527	$1,812	$392	$68
Net loss per share, basic and diluted	$0.03	$0.03	$0.03	$0.02	$0.02	$0.02	$0.01	$0.00

Notes and Factors Affecting Comparability of Quarters:

(1)
The Company is a mineral exploration company at the development stage and has no operating revenues.  Exploration costs fluctuate between periods depending on results of each successive phase on each project and the Company’s ability to fund exploration and development activities.

(2)
Stock-based compensation costs are a non-cash expense and represent an estimate of the fair value of stock options granted.  These expenses are often the largest item included in the Statement of Operations and they represent a significant source of variation in loss from quarter to quarter.  Stock-based compensation is allocated between salaries and benefits and mineral exploration expenditures.

(3)	Costs for the June 30 quarter tend to be higher due to printing and mailing of shareholder material for the Company’s annual general meeting and costs of conducting this meeting.

(4)
Costs for the December 31 quarter also tend to be higher due to accruals for the annual audit. Administratively, management tends to critically review all exploration projects in detail at this time of year and makes decisions about which projects it wishes to continue and which projects it may abandon.

Financial Condition and Liquidity

The Company began the 2011 year with cash and cash equivalents of $6,062,816.  During the nine months ended September 30, 2011, cash used on operations was $9,049,826, which included an increase in accounts payable of $690,722.  Cash used for investing totaled $2,439,231, which included purchases of property and equipment of $1,384,210, offset by cash received for the disposal of mineral properties in the amount of $1,105,543.  Cash generated by financing was $18,312,506 resulting from a public offering and warrant and stock option exercises to end at September 30, 2011 with cash and cash equivalents of $13,991,808.

The Company has not generated revenues from operations.  The unaudited interim consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.    The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As at September 30, 2011, the Company had an accumulated deficit of $71,363,778 and working capital of $13,195,282 which management believes is sufficient to fund ordinary operations through at least the next twelve months, however the Company intends to raise additional equity funds as the opportunity presents itself.

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

On September 23, 2011, the Company announced that it had established an "At-the-Market" ("ATM") issuance program under which it may sell up to a maximum of 6,000,000 of its common shares.  The ATM issuance program is available to the Company on an as needed basis.  Subject to market conditions and funding requirements, the Company may, at its discretion, from time to time sell all, some, or none of the reserved shares during the term of the ATM program.  Any common shares issued under the ATM program will be sold through ATM issuances in the United States.  No ATM issuances will be made through the facilities of any Canadian exchange.  Any ATM issuances will be made at market prices prevailing at the time of the sale and, as a result, prices may vary.  As announced on October 6, 2011, the Company has no current intention of issuing new common shares under the ATM stock issuance program and will continue to monitor market conditions and its share price and to review all financing options including the ATM program and implement those that are appropriate for the prevailing market conditions.

As of the date of this Quarterly Report on Form 10-Q, there are 6,275,002 stock options outstanding at prices ranging from $0.56 to $3.36 and 1,610,482 share purchase warrants at $0.80.  While it is probable that some of these options and share purchase warrants will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of September 30, 2011, we have accrued US$41,920 ($43,941 at September 30, 2011 compared to $41,445 at December 31, 2010) related to reclamation and other closure requirements at our properties. These liabilities are covered by a combination of surety bonds and restricted cash totaling $500,432 at September 30, 2011 (December 31, 2010 - $260,087). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of September 30, 2011; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Related Party Transactions

The Company had the following related party transactions for the three months ended September 30, 2011 and 2010 respectively.

	September 30, 2011	September 30, 2010
Consulting services paid to a company owned by Doris Meyer, who, Until March 18, 2011, was Chief Financial Officer of the Company	$-	$67,500

Included in accounts payable and accrued liabilities at September 30, 2011 is $46,159 (December 31, 2010 - $12,944) payable to directors and officers.

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended September 30, 2011, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Redcor placed a mechanic's lien on a portion of the Pan project that the Company leases from a third party.  Subsequently, the Company posted a surety bond for the disputed amount which released the lien from the property.  Discovery has recently been undertaken in the suit and is in an early state; no trial date has been set.

On June 10, 2011, the Company received a check in the amount of US$1,144,929, which the Company subsequently negotiated.  The check was accompanied with a letter instructing the Company to apply the funds to the payment of certain specified obligations arising out of the May 5, 2006 agreement between Seymork Investments Limited (“Seymork”) and the Company.

On August, 23, 2011, the Company was served with a summons that it is being sued in the State of Nevada by Seymork and TGC Holdings Ltd. (“TGC”).  Among other relief sought, the complaint seeks a court declaration that the foregoing sum delivered to the Company fully satisfies Seymork’s obligations arising from that May 5, 2006 agreement and two notes executed by Seymork and held by the Company.  The complaint also seeks the extinguishment of three deeds of trust securing Seymork’s obligations pursuant to the May 5, 2006 agreement and notes held by the Company.  The Company responded to the summons and complaint by answer, counterclaims and third party complaint claims denying the claims asserted by Seymork and TGC and seeking affirmative relief from Seymork and its principal and TGC and its parent.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in Midway’s Form 10-K filed on March 17, 2011 with the SEC.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved

Item 5. Other Matters

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Corporation.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). During the quarter ended September 30, 2011, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

Item 6. Exhibits.

Documents filed as part of this Quarterly Report on Form 10-Q or incorporated by reference:

Exhibit Number	Description
3.1	Notice of Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on November 6, 2007 and incorporated herein by reference.

3.2	Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on November 6, 2007 and incorporated herein by reference.

10.1
Sales Agreement dated September 23, 2011, previously filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2011 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GOLD CORP.

November 9, 2011	By:	/s/ Daniel E. Wolfus
Daniel E. Wolfus
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

November 9, 2011	By:	/s/ Fritz K. Schaudies
Fritz K. Schaudies
Chief Financial Officer
(Principal Financial and Accounting Officer)