Form 10-K
period 2011-12-31
Midway Gold Corp
filed 2012-03-09
CIK 1319009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33894

MIDWAY GOLD CORP.

(Exact name of registrant as specified in its charter)

British Columbia	98-0459178
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8310 South Valley Highway, Suite 280	80112
Englewood, Colorado
(Address of principal executive offices)	(Zip Code)

(720) 979-0900

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common Shares,	NYSE Amex
No par value
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐ Accelerated filer ☒ Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the common stock of Midway Gold Corp. held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was US$195 million based on the closing price of the common stock of US$1.96 as reported on the NYSE Amex.

As of March 7, 2012, 113,989,083 common shares of Midway Gold Corp. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended for the registrant’s 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete.  Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits.  Please see the exhibit index at the end of this report for a complete list of those exhibits.

CAUTIONARY NOTE regarding forward-looking statements

This annual report or Form 10-K contains forward-looking statements that involve risks and uncertainties.  The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  When used in this report, the words “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend”, “expect” and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements include, without limitation, the statements regarding Midway Gold Corp.’s strategy, future plans for production, future expenses and costs, future liquidity and capital resources, and estimates of mineralized material.  All forward-looking statements in this report are based upon information available to Midway Gold Corp. on the date of this report, and management assumes no obligation to update any such forward-looking statements.  Forward looking statements involve a number of risks and uncertainties, and there can be no assurance that such statements will prove to be accurate.  Midway Gold Corp.’s actual results could differ materially from those discussed in this report.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors”of this Form 10-K.

In addition to the specific factors identified under “Item 1A. Risk Factors” in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

•	our expected plans of operation to continue as a going concern;
•	the establishment and estimates of mineral reserves and resources;
•	the grade of mineral reserves and resources;
•	anticipated expenditures and costs in our operations;
•	planned exploration activities and the anticipated outcome of such exploration activities;
•	plans and anticipated timing for obtaining permits and licenses for our properties;
•	anticipated closure costs;
•	anticipated liquidity to meet expected operating costs and capital requirements;
•	estimates of environmental liabilities;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements;
•	factors expected to impact our results of operations;
•	the expected impact of the adoption of new accounting standards; and
•	risks related to development, bonding, permitting, construction, and other activities related to mine development.

This list, together with the factors identified under “Item 1A. Risk Factors,” is not exhaustive of the factors that may affect any forward-looking statements contained in this report.  You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.  These forward-looking statements represent management’s beliefs, expectations and opinions only as of the date of this report.  We do not intend to update these forward looking statements except as required by law.  We qualify all of our forward-looking statements by these cautionary statements.

PRELIMINARY NOTES

Reporting Currency, Financial and Other Information

All amounts in this annual report on Form 10-K are expressed in Canadian Dollars. Unless otherwise indicated, the United States Dollar is denoted as “US$.”

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in the United States (“US GAAP”) which do not differ in any material respects from International Financial Reporting Standards (“IFRS”) in Canada as applicable to Midway Gold Corp.

Information in Part I and II of this report includes data expressed in various measurement units and contains numerous technical terms used in the gold mining industry. To assist readers in understanding this information, a conversion table and glossary are provided below.

Exchange Rate Information

The table below sets forth the average rate of exchange for the Canadian Dollar at the end of the five most recent calendar years ended December 31.  The table also sets forth the high and low rate of exchange for the Canadian Dollar at the end of the six most recent months.  For purposes of this table, the rate of exchange means the exchange rate as reported by the Bank of Canada on its web site at www.bankofcanada.ca.  The table sets forth the number of Canadian Dollars required under that formula to buy one United States Dollar, rounded to the nearest cent.

	2011	2010	2009	2008	2007

Average for Period	$0.99	$1.03	$1.14	$1.07	$1.07

	Feb 2012	Jan 2012	Dec 2011	Nov 2011	Oct 2011	Sept 2011
High for Period	0.99	1.00	1.01	1.02	0.99	1.02
Low for Period	1.00	1.03	1.04	1.05	1.07	0.95

Metric Conversion Table

For ease of reference, the following conversion factors are provided:

Metric Unit	U.S. Measure	U.S. Measure	Metric Unit

1 hectare	2.471 acres	1 acre	0.4047 hectares
1 metre	3.2881 feet	1 foot	0.3048 metres
1 kilometre	0.621 miles	1 mile	1.609 kilometres
1 gram	0.032 troy oz.	1 troy ounce	31.1 grams
1 kilogram	2.205 pounds	1 pound	0.4541 kilograms
1 tonne	1.102 short tons	1 short ton	0.907 tonnes
1 gram/tonne	0.029 troy ozs./ton	1 troy ounce/ton	34.28 grams/tonne

The following abbreviations are used herein:

Ag	= silver
Au	= gold	m(2)	= square meter
Au g/t	= grams of gold per tonne	m(3)	= cubic meter
g	= gram	Ma	= million years
ha	= hectare	Oz	= troy ounce
km	= kilometer	Pb	= lead
km(2)	= square kilometers	T	= tonne
kg	= kilogram	t	= ton
lb	= pound	Zn	= zinc
m	= meter

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING RESOURCE AND RESERVE ESTIMATES

The mineral estimates in this annual report on Form 10-K have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures.

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

1 For SEC Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

2 SEC Industry Guide 7 does not require designation of a qualified person.

Additional definitions for terms used in this Annual Report filed on Form 10-K:

argillite	Low grade metamorphic clay rich sedimentary rock (shale, mudstone, siltstone).

block model	The representation of geologic units using three-dimensional blocks of predetermined sizes.

breccia	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

CIM	Canadian Institute of Mining and Metallurgy.

CSAMT	Controlled source audio magneto telluric survey method.

cut off or cut-off grade	When determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined at a profit.

diamond or core drill	A type of rotary drill in which the cutting is done by abrasion rather than by percussion. The drill cuts a core of rock which is recovered in long cylindrical sections.

diatreme	Brecciated rock formed by volcanic or hydrothermal eruptive activity, generally in a pipe or funnel like orientation.

EM	An instrument that measures the change in electro-magnetic conductivity of different geological units below the surface of the earth.

fault	A rock fracture along which there has been displacement.

feasibility study	Group of reports that determine the economic viability of a given mineral occurrence.

formation	A distinct layer of sedimentary or volcanic rock of similar composition.

g/t or gpt	Grams per metric tonne.

geophysicist	One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

geotechnical work	Tasks that provide representative data of the geological rock quality in a known volume.

grade	Quantity of metal per unit weight of host rock.

gravity	A methodology using instrumentation allowing the accurate measuring of the difference between densities of various geological units in situ.

host rock	The rock containing a mineral or an ore body.

mapping or geologic mapping	The recording of geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities.

mineral	A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

mineralization	A natural occurrence in rocks or soil of one or more metal yielding minerals.

mining	The process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

National Instrument 43-101	NI 43-101 - Canadian standards of disclosure for mineral projects.

NSR	A net smelter returns royalty, which is customarily calculated by subtracting from gross revenues a deduction for calculated mill recoveries, transport costs of any concentrates to a smelter, treatment and refining charges, and other deductions at the smelter and multiplying that result by the prescribed rate.

open pit	Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.

ore	Mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions.

ore body	A mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

outcrop	That part of a geologic formation or structure that appears at the surface of the earth.

preliminary feasibility study
and pre-feasibility study	As defined in NI 43-101, each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of a mineral resource may be classified as a mineral reserve.

porphyry	An igneous rock characterized by visible crystals in a fine–grained matrix.

quartz	A mineral composed of silicon dioxide, SiO2 (silica).

reclamation	The process by which lands disturbed as a result of mining activity are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery and other physical remnants of mining, closure of tailings storage facilities, leach pads and other mine features, and contouring, covering and re-vegetation of waste rock and other disturbed areas.

reverse circulation drilling (RC)	A rotary percussion drill in which the drilling mud and cuttings return to the surface through the interior of the drill pipe.

SEC Industry Guide 7	U.S. reporting guidelines that apply to registrants engaged or to be engaged in significant mining operations.

sedimentary rock	Rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited, or chemically precipitated.

strike	The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

strip	To remove overburden in order to expose ore.

vein	A thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

PART I

As used in this annual report on Form 10-K (“Annual Report”), references to “Midway,” the “Company,” “we,” “our,” or “us” mean Midway Gold Corp., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

ITEM 1. BUSINESS

History and Organization

Midway Gold Corp. was incorporated under the Company Act (British Columbia) on May 14, 1996, under the name Neary Resources Corporation. On October 8, 1999, Midway changed its name to Red Emerald Resource Corp. On July 10, 2002, it changed its name to Midway Gold Corp. Midway became a reporting issuer in the Province of British Columbia upon the issuance of a receipt for a prospectus on May 16, 1997. Midway’s common shares were listed on the Vancouver Stock Exchange (a predecessor of the TSX Venture Exchange) on May 29, 1997. On July 1, 2001, Midway became a reporting issuer in the Province of Alberta pursuant to Alberta BOR#51-501.  Midway’s shares are currently listed on the NYSE Amex and Tier 1 of the TSX.V under the symbol “MDW.”

We are a development stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. Our mineral properties are located in Nevada and Washington. The Tonopah (formerly referred to as “Midway”), Spring Valley, Gold Rock and Golden Eagle gold properties are exploratory stage projects and have identified gold mineralization and the Burnt Canyon and Thunder Mountain projects are earlier stage gold and silver exploration projects. Our Pan project is in the early development stage. We are working towards transitioning ourselves from a development stage company to a gold production company with plans to advance the Pan gold property located in White Pine County, Nevada through to production by as early as 2013.

The corporate organization chart for Midway as of the date of this Annual Report is as follows:

Our registered office in Canada is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia, Canada V6C 2X8. Our principal executive and head office in the United States is located at 8310 South Valley Highway, Suite 280, Englewood, Colorado 80112, U.S.A. and our telephone number is (720) 979-0900. We maintain a website at www.midwaygold.com and through a link on our website you can view the periodic filings that we make with the Securities and Exchange Commission (“SEC”). Information contained on our website is not incorporated into this report.

Financial Information about Segments

Segmented information is contained in note 15 of the “Notes to the Consolidated Financial Statements” contained in the section titled “Item 8. Financial Statements and Supplementary Data” of this Annual Report and is incorporated herein by reference.

Description of Business

We are focused on exploring and, if warranted, developing quality precious metal resources in stable mining areas. Our principal properties are the Pan, Spring Valley, Tonopah (formerly referred to as “Midway”) and Gold Rock gold and silver mineral properties located in Nevada and the Golden Eagle gold mineral property located in Washington. Midway holds certain other, non-material mineral exploration properties located in Nevada.

Cautionary Note to U.S. Investors – In this Annual Report, we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, which are geological and mining terms as defined in accordance with NI 43-101 under the CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Resource and Reserve Estimates” above.

Pan Gold Property, White Pine County, Nevada

The Pan gold property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada. The Pan gold project is a sediment-hosted gold deposit located along the prolific Battle Mountain/Eureka gold trend. Gold mineralization occurs in shallow oxide deposits, along a two-mile strike length of a faulted anticline. We have targeted this project for an open pit, heap leach operation that could be in production by 2013, dependent upon the completion of the permitting process.

In October, 2011, the Company reported an updated resource estimate for the Pan project based on results from 2011 drilling received up to the date of the estimate. The updated Measured and Indicated mineral resource estimate exceeds one million ounces of gold.

On November, 2011, The Company announced completion of a Feasibility Study showing robust economics for the Pan project. Mineral Reserves were based upon a design pit using Lerchs Grossmann generated pit surfaces that maximize revenue based on a $1,200 per ounce three-year trailing average price of gold. Cutoff grades of 0.21 gpt in the South pit and 0.27 gpt in the North & Central pits produced the project’s highest net present value (“NPV”). The NPV of the project is robust at a range of gold prices, increasing from $123 million at $1,200/oz gold to $344M at $1,900/oz gold. The internal rate of return (“IRR”) grows from 32% to 79% using the same range of gold prices. Both use a 5% discount rate and are after tax figures.

The Company completed a 7,200 meter reverse circulation (RC) drilling program in the second quarter of 2011, and reported drill intercepts from 28 RC drill holes, including drill hole PN11-09 which contained the longest and highest grade gold intercept yet encountered at the project.

Environmental studies are continuing in support of a mine plan of operations and reclamation plan that has been submitted to management agencies. During the fourth quarter of 2011, the Bureau of Land Management (“BLM”) deemed the proposed plan complete, initiating the NEPA permit process.

For further information on this project, please see the various NI 43-101 Technical Reports of the Pan Gold Project, White Pine County, Nevada, which are available under the Company's profile at www.sedar.com.

Cautionary Note to U.S. Investors: Please read carefully the section titled “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

See the section titled “Item 2. Description of Properties” below for additional information.

Spring Valley Property, Pershing County, Nevada

The Spring Valley project is located 20 miles northeast of Lovelock, Nevada. Spring Valley is a diatreme/porphyry hosted gold system covered by gravel. Gold has been intercepted over an area 5,200 feet long by 3,500 feet wide that extended to a depth of 1,400 feet, suggesting the presence of a large mineral system. The Spring Valley project is under an exploration and option to joint venture agreement with Barrick Gold Exploration Inc. ("Barrick"). Barrick is funding 100% of the costs to earn an interest in this project. Barrick has informed Midway that it has expended the 2011 required program of US$7,000,000 to maintain the EDM Agreement.

In May, 2011, we announced an updated mineral resource estimate that includes Barrick drilling results from its 2009 and 2010 drill campaigns. The new resource estimate has 2.16 million ounces of gold in the Measured and Indicated categories, consisting of 0.93 million ounces in the Measured category and 1.23 million ounces in the Indicated category at a cut-off grade of 0.14 grams per tonne (g/t). The new drilling also produced an additional Inferred mineral resource of 1.97 million ounces of gold at the same cut-off grade. The Measured resource is contained within 59.0 million tonnes grading 0.49 g/t, the Indicated mineral resource is contained within 85.8 million tonnes grading 0.45 g/t and the Inferred mineral resource is contained within 103.9 million tonnes grading 0.59 g/t. The report was prepared by William J. Crowl, Donald E. Hulse, Donald J. Baker, Terre A. Lane, Deepak Malhotra, under the supervision of Gustavson Associates LLC who are “independent” and "qualified persons" under NI 43-101. For further information on this project, please see the report entitled "NI 43-101 Technical Report on the Spring Valley Project Pershing County, Nevada" dated effective May 24, 2011, which is available under the Company's profile at www.sedar.com.

In 2011, Barrick’s drilling totaled 62,796 feet, 47,435 feet in 32 reverse circulation (RC) holes and, 15,361 feet in 4 core holes. In addition, 10 pre-collared core holes were drilled. Barrick has increased participation of their Project Development group and Mine Site Exploration group as part of the initial stages of transitioning from a pure exploration project to a mine development project. To accommodate a planned increase in operations, Barrick has expanded the project office in Lovelock. Additionally, Barrick has initiated cultural and biological studies to support an environmental assessment for an expanded drilling area.

Cautionary Note to U.S. Investors: Please read carefully the section titled “Cautionary Note to U.S. Investors Regarding Resource and Reserve Estimates” above.

See the section titled “Item 2. Description of Properties” below for additional information.

Tonopah Property (formerly referred to as the “Midway Property”), Nye County, Nevada

To avoid confusion with the Company’s name, the Midway project was renamed the Tonopah project in December 2011.

The Tonopah property is located in Nye County, Nevada, approximately 15 miles northeast of the town of Tonopah and 210 miles northwest of Las Vegas. It is a high-grade epithermal quartz-gold vein system, on the Round Mountain – Goldfield gold trend. A core drilling program was conducted at Tonopah during the third quarter to define the true width and continuity of gold grade in veins and wall rock. A total of 13,000 feet was drilled in 26 holes to test areas of the Discovery, 121, Dauntless, and 63-77 areas.

See the section titled “Item 2. Description of Properties” below for additional information.

Gold Rock Property, White Pine County, Nevada

Gold Rock is a sediment-hosted gold deposit located along the prolific Battle Mountain/Eureka gold trend 8 miles from the Pan project. The property includes the Easy Junior Mine, which reportedly produced approximately 2.9 million tons at a grade of 0.026 opt for 74,945 ounces of gold. We plan on conducting a reverse circulation and core drill program in 2012 to further explore this property.

A NI 43-101 Technical Report was completed in the first quarter of 2011 that reviewed drill data from 673 historical drill holes within and surrounding the Easy Junior open pit mine along with a historic resource estimate completed in 1988 prior to mining. These drill results suggest there could be significant unmined gold mineralization along a strike length of over 8,000 feet that may represent a bulk tonnage epithermal gold target. The report was prepared by William J. Crowl, Donald E. Hulse, Donald J. Baker, and Terre A. Lane, under the supervision of Gustavson Associates LLC who are “independent” and "qualified persons" under NI 43-101. For further information on this project, please see the report entitled "NI 43-101 Technical Report on the Gold Rock Project White Pine County, Nevada" dated effective March 28, 2011, which is available under the Company's profile at www.sedar.com.

In 2011, the Company drilled 26,125 feet in 25 RC holes and 5,180 feet in 6 core holes. The results of the drill program and the additional analysis of the historic drill results by Gustavson Associates LLC, increased the Indicated mineral resource to 310,000 ounces of gold and the Inferred mineral resource to 331,000 ounces as announced in the February 29, 2012 press release. The gold resource, which appears to be open in all directions, represents a significant increase above the previously reported historic estimate.

See the section titled “Item 2. Description of Properties” below for additional information.

Golden Eagle Property, Ferry County, Washington

Golden Eagle is located on private ground 3 miles from Republic, Washington. Golden Eagle is a volcanic hosted, epithermal gold system with disseminated gold in quartz veins and extensive breccia bodies. Previous operators defined a large area of gold mineralization on the property. The Company has commissioned a preliminary economic assessment to evaluate the economics of different mining options at current higher gold prices. Issues related to processing sulfide mineralization and permitting continue to be assessed.

On June 25, 2009, we announced an indicated mineral resource estimate as at May 1, 2009, of 31,400,000 tons at a grade of 0.055 opt containing 1,744,000 ounces of gold. There is an additional inferred mineral resource estimate of 5,100,000 tons at a grade of 0.038 opt containing 192,000 ounces of gold. Both resource estimates made at May 1, 2009, used a cut off grade of 0.02 opt gold and a $750 Lerchs-Grossman shell. For further information on this project, please see the report entitled "Golden Eagle Project, Washington State, USA, Technical Report" dated effective July, 2009, which is available under the Company's profile at www.sedar.com.

Cautionary Note to U.S. Investors: Please read carefully the section titled “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

See the section titled “Item 2. Description of Properties” below for additional information.

Thunder Mountain and Burnt Canyon Properties

Thunder Mountain is a gold and silver rich epithermal vein and disseminated gold system hosted in rhyolite tuffs and flow dome complexes located six miles southeast of the Tonopah project. From August 2008 until it was terminated in May 2009, the project was funded by an exploration and option to joint venture agreement with Kinross Gold USA. Kinross conducted a first pass drill program but did not encounter any significant results and dropped the option. The Company is evaluating the property to determine if additional targets may exist that have not been tested to date.

Burnt Canyon is a volcanic hosted epithermal system with gold identified in numerous rock and soil samples. The project lies between high grade veins in the Seven Troughs district and the Wildcat disseminated gold deposit to the north. The Company drilled a first pass drill program in 2011 on this project.

On December 31, 2011, as part of management’s annual review of mineral property holdings it was determined that Burnt Canyon was impaired and was subsequently written down by the amount of $251,903.

See the section titled “Item 2. Description of Properties” below for additional information.

Competitive Business Conditions

The exploration for, and the acquisition of gold and silver properties, are subject to intense competition.  Due to our limited capital and personnel, we are at a competitive disadvantage compared to many other companies with regard to exploration and, if warranted, development of mining properties.  Our present limited funding means that our ability to compete for properties to be explored and developed is limited.  We believe that competition for acquiring mineral prospects will continue to be intense in the future.

The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital.  Our inability to develop our mining properties due to lack of funding, even if warranted, could have a material adverse effect on our operation and financial position.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various federal, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required in conducting our exploration, development and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States. There are no current orders or directions relating to us with respect to the foregoing laws and regulations.

On lands owned by the United States, mining rights are governed by the General Mining Law of 1872 as amended (“General Mining Law”), which allows the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the BLM. Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).

For a more detailed discussion of potential negative effects of these laws and regulations please see the section titled "Item 1A.—Risk Factors" below.

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

During 2011, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We anticipate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

Employees

We currently have 27 full-time employees, including 15 full-time employees at our principal executive office in Denver, Colorado and 12 full-time employees based in Ely, Nevada. We also engage several financial consultants who provide us their services as necessary to assist with our administrative and financial affairs.

ITEM 1A. RISK FACTORS

This Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

Since we have no operating history, investors have no basis to evaluate our ability to operate profitably. We were organized in 1996 but have had no revenue from operations since our inception. We have no history of producing metals from any of our properties. The majority of our properties are exploration stage properties in various stages of exploration. Our Tonopah (formerly referred to as “Midway”), Spring Valley, Golden Eagle, and Gold Rock properties are exploratory stage exploration projects with identified gold mineralization. Our Pan project is in the early development stage. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

•	completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient gold reserves to support a commercial mining operation;
•	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;
•	the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;

•	the availability and cost of appropriate smelting and/or refining arrangements, if required;
•	compliance with environmental and other governmental approval and permit requirements;
•	the availability of funds to finance exploration, development and construction activities, as warranted;

•	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities;

•	potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and

•	potential shortages of mineral processing, construction and other facilities related supplies.

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

We have a history of losses and expect to continue to incur losses in the future. We have incurred losses since inception and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods:

•	Approximately $18,615,682 for the year ended December 31, 2011;
•	Approximately $6,432,914 for the year ended December 31, 2010; and
•	Approximately $3,924,175 for the year ended December 31, 2009.

We had an accumulated deficit of approximately $77,621,754 as of December 31, 2011. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations.

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

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.  Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses.  Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined.  Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

•	economically insufficient mineralized material;
•	fluctuation in production costs that make mining uneconomical;
•	labor disputes;
•	unanticipated variations in grade and other geologic problems;
•	environmental hazards;
•	water conditions;
•	difficult surface or underground conditions;
•	industrial accidents;
•	metallurgic and other processing problems;
•	mechanical and equipment performance problems;
•	failure of pit walls or dams;
•	unusual or unexpected rock formations;
•	personal injury, fire, flooding, cave-ins and landslides; and
•	decrease in the value of mineralized material due to lower gold and silver prices.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates.  We currently have limited insurance to guard against some of these risks.  If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a writedown of our investment in these interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable, or result in additional expenses.

Our mineralization figures are estimates based on interpretation and assumptions and our properties may yield less mineral production under actual conditions than is currently estimated. Unless otherwise indicated, mineralization figures presented in this Annual Report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties. Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only.

Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

•	these estimates will be accurate;
•	resource or other mineralization estimates will be accurate; or
•	this mineralization can be mined or processed profitably.

Any material changes in mineral resource estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital. As we have not completed feasibility studies on all of our properties and have not commenced actual production, mineralization resource estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

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

There are differences in U.S. and Canadian practices for reporting reserves and resources. Our reserve and resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred mineral resources, which are generally not permitted in disclosure filed with the SEC by United States issuers. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted into reserves.

Further, “inferred mineral resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report “resources” as in place, tonnage and grade without reference to unit measures.

Accordingly, information concerning descriptions of mineralization, reserves and resources contained in this report, or in the documents incorporated herein by reference, may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.

Our exploration activities on our properties may not be commercially successful, which could lead us to abandon our plans to develop our properties and our investments in exploration. Our long-term success depends on our ability to identify mineral deposits on our existing properties and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of gold, silver and other commodity exploration is determined in part by the following factors:

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

We may encounter archaeological issues and claims relating to our Tonopah and Pan properties, which may delay our ability to conduct further exploration or developmental activities or could affect our ability to place our properties into commercial production, if warranted. Our exploration and development activities may be delayed due to the designation of a portion of the Tonopah and Pan properties as a site of archaeological significance.

A cultural inventory of the Tonopah project has identified a prehistoric site associated with a dune field in the Ralston Valley, adjacent to the Tonopah property. An intensive cultural and geomorphologic inspection was conducted of the project area to determine archaeologically significant areas. Techniques and methods used during the inventory were sufficient to identify most cultural resources and features in the area. Should significant surface disturbance be planned at the Tonopah project, a complete archaeological inventory and evaluation would be required, including the possibility of documenting and curating the site.

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

Our Tonopah property is in close proximity to a municipal water supply, which may delay our ability to conduct further exploration or developmental activities or could affect our ability to place the property into commercial production, if warranted. The Tonopah property lies within a basin from which the town of Tonopah obtains its municipal water supply. To date, Midway's exploration activities have not been restricted due to the proximity of the activities to this basin. As Midway's exploration and development activities expand, there is an increased risk that the activities may interfere with the water supply. As part of the mining development work on the Tonopah property, Midway completed a hydrologic review of the basin and will establish a strategy for preventing exploration and development activities from interfering with the water supply. Any damage to, or contamination of, the water supply caused by Midway's activities could result in Midway incurring significant liability. We cannot predict the magnitude of such liability or the impact of such liability on our business, prospects or financial condition. Midway has applied for water right permits in the Ralston Basin, which is currently under protest by the town of Tonopah. Midway is currently negotiating with the town about any future pumping of water in the basin. Midway is currently reviewing and negotiating dewatering options with the town of Tonopah that would be agreeable and beneficial for both parties. If Midway were not able to secure dewatering rights for the Tonopah project, the project may be restricted and could affect our ability to place the property into commercial production, if warranted.

The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties. The potential for profitability of our operations, the value of our properties, the market price of our common stock and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold, silver and other precious metals. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold and silver may prevent our property from being economically mined or result in the writeoff of assets whose value is impaired as a result of lower gold and silver prices. The price of gold and silver is affected by numerous factors beyond our control, including inflation, fluctuation of the U.S. dollar and foreign currencies, global and regional demand, the sale of gold and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.

The volatility in gold and silver prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the average annual market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix, as shown in the table below:

Mineral	2011	2010	2009	2008	2007
Gold	$1,571.52	$1,224.53	$972.35	$871.96	$695.39
Silver	$35.12	$20.19	$14.67	$14.99	$13.38

The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

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

We may not be able to obtain all required permits and licenses to place any of our properties into production. Our current and future operations, including development activities and commencement of production, if warranted, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in property exploration and the development or operation of mines and related facilities generally experience increased costs, and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. We cannot predict if all permits which we may require for continued exploration, development or construction of mining facilities and conduct of mining operations will be obtainable on reasonable terms if at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

The National Environmental Policy Act (NEPA) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (EIS). The United States. Environmental Protection Agency (EPA), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

The Clean Water Act (CWA), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (SDWA) and the Underground Injection Control (UIC) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Nevada Laws At the state level, mining operations in Nevada are also regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. Nevada state law requires mine operators to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, operators are required to hold Nevada Reclamation Permits. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Legislation has been proposed that would significantly affect the mining industry. Members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the United States General Mining Law of 1872 (the “General Mining Law”). If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of unpatented mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price. We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NYSE Amex, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) with increased disclosure obligations for public companies and mining companies in the United States. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Land reclamation requirements for our properties may be burdensome and expensive. Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

Reclamation may include requirements to:

•	control dispersion of potentially deleterious effluents;
•	treat ground and surface water to drinking water standards; and
•	reasonably re-establish pre-disturbance land forms and vegetation.

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

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.  Competition in the mining industry for desirable properties, investment capital and personnel is intense.  Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis.  We are an insignificant participant in the gold mining industry due to our limited financial and personnel resources.  We presently operate with a limited number of personnel and we anticipate that we will compete with other companies in our industry to hire additional qualified personnel which will be required to successfully operate any potential mine and mill site.  We may be unable to attract the necessary investment capital or personnel to fully explore and if warranted, develop our properties and be unable to acquire other desirable properties.

We will require significant additional capital to fund our business plan.  We will be required to expend significant funds to determine if additional proven and probable mineral reserves exist at our properties, to continue exploration and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio.  We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration.  We may not benefit from some of these investments if we are unable to identify commercially exploitable mineralized material.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold and other precious metals.  Capital markets worldwide have been adversely affected by substantial losses by financial institutions, caused by investments in asset-backed securities.  We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us.  Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and development and the possible partial or total loss of our potential interest in our properties.

Joint ventures and other partnerships may expose us to risks. Our Spring Valley property is currently under an option to joint venture and, in the future, we may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of certain of the properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our common shares.

Our directors and officers may have conflicts of interest as a result of their relationships with other companies. Our directors and officers are also directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties. For example, Daniel Wolfus, our Chairman, Chief Executive Officer and Director, also serves as a director for Melkior Resources Inc. and EMC Metals Corp. Consequently, there is a possibility that our directors and/or officers may be in a position of conflict in the future.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition. We are dependent on a relatively small number of key employees, including our Chairman and Chief Executive Officer, our President and Chief Operating Officer and our Chief Financial Officer. The loss of any officer could have an adverse effect on Midway. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

Our results of operations could be affected by currency fluctuations. Our properties are all located in the United States and most costs associated with these properties are paid in U.S. dollars. There can be significant swings in the exchange rate between the U.S. and Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies.

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

Several of the mineral rights to our properties consist of "unpatented" mining claims created and maintained in accordance with the General Mining Law. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining or mill site claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of U.S. federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims. Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

Our properties and operations may be subject to litigation or other claims. From time to time our properties or operations may be subject to disputes which may result in litigation or other legal claims. We may be required to assert or defend against these claims which will divert resources and management time from operations. The costs of these claims or adverse filings may have a material effect on our business and results of operations.

Risks Related to Our Common Shares

We believe that we may be a “passive foreign investment company” for the current taxable year which would likely result in materially adverse United States federal income tax consequences for United States investors. We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets.  United States shareholders should be aware that we believe we were classified as a PFIC during our tax year ended December 31, 2011, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and future taxable years.  If we are a PFIC for any taxable year during which a United States person holds our securities, it would likely result in materially adverse United States federal income tax consequences for such United States person. The potential consequences include, but are not limited to, re-characterization of gain from the sale of our securities as ordinary income and the imposition of an interest charge on such gain and on certain distributions received on our common shares.  Certain elections may be available under U.S. tax rules to mitigate some of the adverse consequences of holding shares in a PFIC.

Our share price may be volatile and as a result you could lose all or part of your investment.  In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common share:

•	Changes in the worldwide price for gold;
•	Disappointing results from our exploration efforts;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts' estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Investor perception of our industry or our prospects; and
•	General economic trends.

In the last 12 months, the price of our stock on the TSX.V has ranged from a low of $1.38 to a high of $2.99, and on the NYSE AMEX has ranged from a low of $1.41 to a high of $3.03. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile.  These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common shares.  As a result, you may be unable to resell your shares at a desired price.

We have never paid dividends on our common shares. We have not paid dividends on our common shares to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate earnings from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors.

We are subject to the continued listing criteria of the NYSE Amex and the TSX Venture Exchange (“TSX.V”) and our failure to satisfy these criteria may result in delisting of our common shares.  Our common shares are currently listed on the NYSE Amex and the TSX.V.  In order to maintain the listing, we must maintain certain share prices, financial, and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders.  In addition to objective standards, the NYSE Amex and the TSX.V may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE Amex or TSX.V inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the listing requirements of the NYSE Amex or TSX.V; if an issuer’s common shares sell at what the NYSE Amex or the TSX.V considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE Amex or TSX.V; or if any other event occurs or any condition exists which makes continued listing on the NYSE Amex or TSX.V, in their opinion, inadvisable.

If the NYSE Amex or the TSX.V delists our common shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

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

None.

Item 2. Properties

Nevada Properties

Map of properties

The map below shows the location of Midway’s properties located in Nevada, USA. These properties are described in further detail below.

MAP OF MIDWAY NEVADA PROPERTIES, 2011

OREGON
IDAHO
CALIFORNIA
UTAH
ARIZONA
Winnemucca
80
Burnt Canyon Project
Spring Valley Project
Lovelock
Reno
Fallon
Carson City
Eureka
Ely
Pan Project
Gold Rock Project
Tonopah Project
Thunder Mountain Project
Tonopah
Caliente
Beatty
15
Las Vegas
Boulder City
N
0
25
50
100 Miles

Source: Midway Gold Corp., 2011

Source: Midway Gold Corp., 2011

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

Midway acquired its interest in the January 7, 2003 mineral lease agreement with Newark Valley Mining Corp. (“NVMC”) formerly Gold Standard Royalty Corporation and formerly the Lyle Campbell Trust as a result of its acquisition of Pan-Nevada Gold Corporation on April 13, 2007. On or before January 5 of each year Midway must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing price for the third calendar quarter preceding January 1 of the year in which the payment is due. The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%. Midway must incur a minimum of US$65,000 a year of work expenditures, including claim maintenance fees, during the term of the mining lease. On January 1, 2011 the Company paid an advance minimum royalty of $213,156 (US$213,455). Subsequent to the year end the Company paid an advance minimum royalty of US$296,169 on January 3, 2012.

Midway has staked additional claims adjacent to the Pan property, some of which fall within the one mile area of interest of the NVMC mining lease and will be subject to the NSR royalty to NVMC. Midway has staked additional claims around the project, increasing the total land holdings to over 16 square miles. Midway’s land position encompasses a gross area of approximately 10,372.6 acres containing federal lode and placer mining claims and patented fee properties.

The Company has prepared a summary table shown below that identifies the nature of its ownership or interest in the property, describes its interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Leased	1/7/2003, amended 1/1/2009, ratified 10/14/2010	1/7/2023	Newark Valley Mining Corp.	429	Federal Lode - BLM	PAN	119	NMC205565	2.5-4% Gross	8,863.14
					Federal Lode - BLM	PAN	37-38	NMC37169-NMC37170
					Federal Lode - BLM	PAN	63-69 (odd)	NMC37172-NMC37175
					Federal Lode - BLM	PE	50-54 (even)	NMC427129-NMC427133 (odd)
					Federal Lode - BLM	PAN	71-74	NMC57946-NMC57949
					Federal Lode - BLM	PAN	22-28	NMC61102-NMC61108
					Federal Lode - BLM	PAN	34-36	NMC61114-NMC61116
					Federal Lode - BLM	PA	8A, 10, 12-18	NMC630283-NMC630291	2.5-4% Gross + 1% NSR
					Federal Lode - BLM	PA	49A	NMC630323
					Federal Lode - BLM	LAT	9-38, 40, 42, 44, 46, 48-60, 47, 61-65	NMC815131-NMC815183	2.5-4% Gross
					Federal Lode - BLM	NC	30-52	NMC958546-NMC958568
					Federal Lode - BLM	NC	59-72	NMC958575-NMC958588
					Federal Lode - BLM	NC	94-121, 124-130, 133-139, 142-146, 149-154, 157-162, 165-170	NMC958610-NMC958674
					Federal Lode - BLM	CT	30-51	NMC980710-NMC980727
					Federal Lode - BLM	PETER	1-51	NMC980728-NMC980778
					Federal Lode - BLM	BSW	38-45, 1-37, 46-47	NMC980787-NMC980825
					Federal Lode - BLM	PA	19, 21, 44, 46, 48	NMC980826-NMC980830
					Federal Lode - BLM	PE	56	NMC980831
					Federal Lode - BLM	NP	1-41	NMC980832-NMC980872
					Federal Lode - BLM	ET	1-41	NMC980873-NMC980913
					Federal Lode - BLM	GWEN	17-18	NMC984635-NMC984636
					Federal Lode - BLM	PAN	111-112, 114, 120-122	NMC984637-NMC984642
					Federal Lode - BLM	PR	1-9	NMC1031802-NMC1031810
					Federal Lode – BLM	PC	1-18, 20	NMC1057236-NMC1057254

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Owned	-	-	Midway Gold US Inc.	121	Federal Lode - BLM	NC	1-29	NMC958517-NMC958545	-	2,499.86
					Federal Lode - BLM	NC	53-58	NMC958569-NMC958574
					Federal Lode - BLM	NC	73-93	NMC958589-NMC958609
					Federal Lode - BLM	GWEN	1-10	NMC965337-NMC965346
					Federal Lode - BLM	GWEN	19-48	NMC984556-NMC984585
					Federal Lode - BLM	GWEN	49-51	NMC977345-NMC977347
					Federal Lode - BLM	GWEN	54-55, 58-65	NMC977350-NMC977359
					Federal Lode - BLM	REE	81-82	NMC973536-NMC973537
					Federal Lode - BLM	PC	19, 21-29	NMC1057292-NMC1057301

Mineral Resources

In October, 2011, the Company reported an updated resource estimate for the Pan project based on results from 2011 drilling received up to the date of the resource estimate. The updated Measured and Indicated mineral resource estimate exceeds one million ounces of gold. The 1.13 million ounces of gold are contained in 37 million tonnes of 0.49 grams per tonne (gpt) gold in the Measured category and 43 million tonnes of 0.40 gpt gold in the Indicated category using a 0.14 gpt gold cutoff grade. The updated resource was prepared by Gustavson Associates LLC. The mineral resources are summarized below. “NI 43-101 Updated Mineral Resource Estimate for the Pan Gold Project, White Pine County, Nevada, dated November 1, 2011”, which is available under the Company's profile at www.sedar.com. The report was prepared to the standards of National Instrument 43-101 and was filed on SEDAR on November 2, 2011.

Updated Resource Estimate, Pan Project, Nevada

Measured Resource
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold ounces
0.27	27,352,000	0.59	520,000
0.21	30,857,000	0.55	547,000
0.14	36,920,000	0.49	579,000
0.07	50,924,000	0.38	622,000

Indicated Mineral Resource
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold ounces
0.27	27,126,000	0.52	453,000
0.21	32,652,000	0.47	495,000
0.14	43,118,000	0.40	551,000
0.07	73,925,000	0.27	645,000

Measured Plus Indicated Mineral Resource
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold ounces
0.27	54,478,000	0.56	974,000
0.21	63,509,000	0.51	1,042,000
0.14	80,037,000	0.44	1,130,000
0.07	124,849,000	0.32	1,268,000

Inferred Mineral Resource
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold ounces
0.27	1,771,000	0.58	33,000
0.21	2,229,000	0.51	37,000
0.14	3,928,000	0.36	45,000
0.07	9,693,000	0.20	63,000

Note: The tonnage and total ounces of gold were determined from the statistical block model. Average grades were calculated from the tonnage and total ounces and then rounded to the significant digits shown. Calculations based on this table may differ due to the effect of rounding.

On November 15, 2011, the Company announced completion of a Feasibility Study showing robust economics for the Pan project. Mineral Reserves were based upon a design pit using Lerchs Grossmann generated pit surfaces that maximize revenue based on a $1,200 per ounce three-year trailing average price of gold. Cutoff grades of 0.21 gpt in the South pit and 0.27 gpt in the North & Central pits produced the project’s highest NPV. “NI 43-101 Technical Report Feasibility Study for the Pan Gold Project, White Pine County, Nevada, dated November 15, 2011”, which is available under the Company's profile at www.sedar.com. The feasibility Study was prepared to the standards of National Instrument 43-101 and was filed on SEDAR on December 21, 2011.

Table 2: Total Pan Mineral Reserves, November 2011

Pit Area	Cutoff Grade (grams/tonne)	Metric Tonnes (x 1000)	Gold Grade (grams/tonne)	Ounces Gold (x 1000)

Proven
North & Central	0.27	13,085	0.60	251
South	0.21	12,160	0.61	236
All Pits		25,245	0.60	487

Probable
North & Central	0.27	10,994	0.50	178
South	0.21	12,073	0.51	199
All Pits		23,067	0.51	377

Proven plus Probable
North & Central	0.27	24,079	0.55	429
South	0.21	24,233	0.56	435
All Pits		48,311	0.56	864

Note: The tonnage and total ounces of gold were determined from the statistical block model. Average grades were calculated from the tonnage and total ounces and then rounded to the significant digits shown. Calculations based on this table may differ due to the effect of rounding.

Cautionary Note to U.S. Investors – In this Annual Report we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, which are geological and mining terms as defined in accordance with NI 43-101 under the CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. Proven and probable reserves used in this Annual Report are defined in accordance with NI 43-101 under the CIM Standards, Mineral Resources and Reserves Definition and Guidelines adopted by CIM differ from SEC Industry Guide 7 reporting. US investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

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

In 2008, Midway completed 26,245 feet of drilling in 49 RC holes. Fourteen new holes in the resource area were drilled to verify results from previous operators. Most intercepted higher grades and greater thicknesses than previously reported (see our Press Release dated July 9, 2008). Preliminary investigations suggest that assay techniques used by a previous operator may have under-estimated gold values in some of the holes. A higher-grade gold zone was found at North Pan with true widths of 10 to 25 feet and grades from 0.07 to 0.51 ounces per tonne (“opt”) gold over 800 feet in length. Additional near surface oxide gold was discovered at South Pan where the Wendy zone was expanded to the east under volcanic cover. Three targets outside the resource were tested with no significant results.

In 2009, an internal mineral resource update was completed by Midway and announced in November 2009.

In 2010, Midway commissioned a preliminary economic assessment (the “Pan PEA”) that included an independent review of the resource. Results of the Pan PEA encouraged Midway to move the project toward production at an accelerated pace. A total of 5,764 feet of core in 14 holes was completed to obtain samples for additional metallurgical testing, geotechnical studies of potential pit walls, and waste rock characterization studies. The gold grades in these core holes were higher than expected based on previous analyses from nearby holes. Insights into the geology and alteration based on the core holes resulted in reassessing the geological constraints of the deposit. Engineering studies were initiated in support of a pre-feasibility study planned for 2011. Environmental base line studies were initiated to support submitting a mining permit.

The Company completed a 7,200 meter reverse circulation (RC) drilling program in the second quarter of 2011, and reported drill intercepts from 28 RC drill holes, including drill hole PN11-09 which contained the longest and highest grade gold intercept yet encountered at the project. The 30 meter intercept of 3.15 grams per tonne (gpt) gold includes a zone of 13.7 meters of 5.79 gpt gold which also includes a 1.5 meter interval of 10.1 gpt gold. As expected, drilling to test for mineralization beneath proposed mine facility sites produced no significant results.

The Pan deposit is still open to the North, the South and at depth and the 2011 drilling, including a 600 meter diamond core program to commence in the second half of 2011, was designed to expand the resource by following up on 2010 drilling that identified higher gold grades and a possible new gold zone.

In April, 2011, the Company reported the results of a Prefeasibility Study for the Pan project, prepared by Gustavson Associates, LLC. The Prefeasibility Study demonstrated positive economic results and technical favorability of the Pan project and included a new resource estimate. The report was prepared by William J. Crowl, Donald E. Hulse, Donald J. Baker, Terre A. Lane, Deepak Malhotra, under the supervision of Gustavson Associates LLC who are “independent” and "qualified persons" under NI 43-101. For further information on this project, please see the report entitled "NI 43-101 Preliminary Feasibility Study of the Pan Gold Project, White Pine County, Nevada" dated effective April 4, 2011, which is available under the Company's profile at www.sedar.com. The Prefeasibility Study was prepared to the standards of National Instrument 43-101 and was filed on SEDAR on April 4, 2011.

On November 15, 2011, The Company announced completion of a Feasibility Study showing strong economics for the Pan project. The NPV of the project is robust at a range of gold prices, increasing from $123 million at $1,200/oz gold to $344M at $1,900/oz gold. The IRR grows from 32% to 79% using the same range of gold prices. Both use a 5% discount rate and are after tax figures. The capital costs to build the mine are estimated to be $99M which includes $8.2M working capital and a $6.8M contingency. The operating cash cost is projected to be $585/oz which includes royalties, state taxes, and a 5% contingency. The total production cost including capital is projected to be $824/oz. For further information on this project, please see the report entitled “NI 43-101 Technical Report Feasibility Study for the Pan Gold Project, White Pine County, Nevada, dated November 15, 2011”, which is available under the Company's profile at www.sedar.com. The feasibility Study was prepared to the standards of National Instrument 43-101 and was filed on SEDAR on December 21, 2011.

Permits were received for an expanded drilling program. Environmental studies are continuing in support of a mine plan of operations and reclamation plan that has been submitted to management agencies. During the fourth quarter of 2011, the BLM deemed the proposed plan complete, initiating the NEPA permit process.

To date Midway has incurred total costs of $13,355,440 relating to the exploration of the Pan project. We have budgeted approximately $3.1 million for the 2012 exploration program.

The Pan project has known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is developmental in nature.

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

Agreement with Barrick Gold

On March 10, 2009, Midway, through its wholly-owned subsidiary Midway Gold US Inc. (“MGUSI”) (formerly MGC Resources Inc.), executed an Exploration, Development and Mine Operating Agreement, effective March 9, 2009 (the “EDM Agreement”), with Barrick Gold Exploration Inc. (“Barrick”), a wholly-owned subsidiary of Barrick Gold Corporation, regarding the exploration, development and possible joint venture of Midway’s Spring Valley Project.

Exploration Period

Under the terms of the EDM Agreement, MGUSI granted to Barrick the exclusive right to explore and develop the Spring Valley Project. During this exploration period, Barrick has the exclusive right to earn a 60% interest in the Spring Valley Project by spending US$30,000,000 on the property over a five-year period ending December 31, 2013. During this five-year period Barrick has the sole right to determine the nature, scope, extent and method of all operations in relation to the property, without having to consult or gain the approval of the Midway. Barrick is required to provide Midway with certain information and reports and access to the Spring Valley Project to conduct inspections of operations during this period.

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

If Midway elects not to enter into the joint venture, then either: (i) within 365 days of Midway’s notice electing not to enter into the joint venture, Barrick will exercise its option to purchase Midway’s interest in the Spring Valley Project for US$40,000,000 and a 2% net smelter return (“NSR”) royalty on production from the Spring Valley Project; or (ii) Barrick will elect not to exercise its option to purchase Midway’s interest in the Spring Valley Project and the joint venture will be formed with Midway being deemed to have elected the carry option and any operations costs incurred by Barrick in the 365-day election period will be treated as Midway’s development costs.

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

Barrick conducted and funded exploration in 2009 on the Spring Valley Project at the required level of US$4,000,000 and in 2010 at the required program of US$5,000,000. Barrick has informed Midway that it has expended the 2011 required program of US$7,000,000 to maintain the EDM Agreement.

Title

Midway has controlled the property since 2003 through direct ownership of unpatented lode mining claims administered by the BLM and through mining leases. Unpatented mining claims are kept active through payment of a maintenance fee due to the BLM and each county the claims are located in, on August 31st of each year.   Certain areas of the Spring Valley project are subject to NSR royalties ranging from 1% to 7% on different claim groups within the project package. Midway’s land position encompasses a gross area of approximately 11,022.5 acres containing federal lode and placer mining claims and patented fee properties.

The Company has prepared a summary table shown below that identifies the nature of its ownership or interest in the property, describes its interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Optioned	10/30/2006	10/30/2016	Dale Chabino and Diana Chabino	2	Federal Lode - BLM	FREEDOM	1	NMC785920	3% NSR	41.3
					Federal Placer - BLM	FREEDOM	2	NMC780754
Optioned	6/10/2007	6/10/2017	George D. Duffy	2	Federal Lode - BLM	DUFFY	1-2	NMC811224-NMC811225	-	41.3
Optioned	4/25/2006	4/25/2016	Lamonte J. Duffy	12	Federal Lode - BLM	SV	315-318	NMC925188-NMC925191	3% NSR	247.9
					Federal Lode - BLM	SV	337-340	NMC925210-NMC925213
					Federal Lode - BLM	DUFFY	5-8	NMC965332-NMC965335
Optioned	7/17/2006	7/17/2016	David Rowe and Randall Stoeberl	46	Federal Lode - BLM	PS	1-22	NMC930781-NMC930802	3% NSR	950.4
					Federal Lode - BLM	PS	28-32	NMC930808-NMC930812
					Federal Lode - BLM	PS	34-40	NMC930814-NMC930820
					Federal Lode - BLM	PS	43-48	NMC930823-NMC930828
					Federal Lode - BLM	PS	58-63	NMC930838-NMC930843
Owned	9/10/2003	-	Midway Gold US Inc. (Echo Bay)	28	Federal Lode - BLM	SV	51-54	NMC825454-NMC825457	2% NSR	578.5
					Federal Lode - BLM	SV	60-83	NMC832254-NMC832277
Owned	11/27/2007	-	MGUSI (TGC)	3	Federal Lode - BLM	DRY	1-3	NMC954162-NMC954164	-	62.0
Owned	1/25/2006	-	MGUSI (Coeur)	101	Federal Lode - BLM	HMS	4-6	NMC140862-NMC140864	3% NSR	2,086.8
					Federal Lode - BLM	HMS	84-87	NMC140941-NMC140944
					Federal Lode - BLM	SDB	1-8	NMC349508-NMC349515
					Federal Lode - BLM	IDA	12-25	NMC364282-NMC364295
					Federal Lode - BLM	SHO	3-59	NMC364363-NMC364419
					Federal Lode - BLM	PORCUPINE	1-11	NMC371072-NMC371082
					Federal Lode - BLM	CROWN HILLS	7-10	NMC39574-NMC39595
					Federal Lode - BLM	PORCUPINE	28	NMC662873

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Owned	-	-	MGUSI [SSV set]	20	Federal Lode - BLM	SSV	142-144, 370-387	NMC954582-NMC954601	-	413.2
Owned	7/3/2003, amended 8/15/2003	-	MGUSI (Schmidt)	44	Federal Lode - BLM	SV	8-20 (even)	NMC748203-748215 (odd)	2-7% NSR; 1% NSR over-ride on claims within 1/2 mile	909.1
					Federal Lode - BLM	SV	27	NMC748222
					Federal Lode - BLM	SV	29-44	NMC748224-NMC748239
					Federal Lode - BLM	SV	1-7, 9-21 (odd), 22-28	NMC817628-817647
Owned	-	-	MGUSI [SV 45-78 set]	34	Federal Lode - BLM	SV	45-78	NMC860702-NMC860735	-	702.5
Owned	-	-	MGUSI [SV 84-357 set]	249	Federal Lode - BLM	SV	84-99	NMC872357-NMC872372	-	5,144.6
					Federal Lode - BLM	SV	100-125	NMC887449-NMC887474
					Federal Lode - BLM	SV	126-135	NMC889143-NMC889152
					Federal Placer - BLM	SV	136-139	NMC906957-NMC906960
					Federal Lode - BLM	SV	146-213	NMC925039-NMC925106
					Federal Lode - BLM	SV	215-261	NMC925108-NMC925154
					Federal Lode - BLM	SV	277-278, 285-314	NMC925156-NMC925187
					Federal Lode - BLM	SV	319-336	NMC925192-NMC925209
					Federal Lode - BLM	SV	341-357	NMC925214-NMC925230
					Federal Lode - BLM	SV	266-276	NMC929379-929389
					Federal Lode - BLM	SV	283-284	NMC929394-NMC929395
					Federal Lode - BLM	SV	262	NMC954602
					Federal Lode - BLM	SV	214	NMC977866
Owned	-	-	MGUSI [SVP set]	40	Federal Placer - BLM	SVP	1-40	NMC906917-NMC906956	-	826.4
Owned	-	-	MGUSI [SVR set]	16	Federal Lode - BLM	SVR	1-16	NMC987526-NMC987541	-	330.6
Owned	-	-	MGUSI [SVB set]	13	Federal Lode - BLM	SVB	13	NMC1011089	-	247.9
					Federal Lode - BLM	SVB	1-12	NMC1023658-NMC1023669	-
Owned	-	-	MGUSI [2010 set]	8	Federal Lode - BLM	SHO	60-65	NMC1034792-NMC1034797	-	185.9
						SHO	4A-5A	NMC1034798-NMC1034799	-
						HMS	4A	NMC1034800	-

Ownership	Agreement Date	Expiry	Owner (source)	Land	Land Type	Name/Lot	Location	Mineral Survey/Patent Numbers	Gold Royalty	Approx. Acreage*
Owned	5/5/2006	-	MGUSI (Seymork)	fee	Patented - Fee	E½, N½NW¼, SE¼NW¼, E½NE¼SW¼, E½ SE¼SW¼	T 29 N, R 34 E, M.D.M., Sec. 25	P 203	3% NSR	0/480/360
						SE¼, SE¼SW¼	T 29 N, R 34 E, M.D.M., Sec. 27	P 203		200.0
						E½NE¼	T 29 N, R 34 E, M.D.M., Sec. 27	P 203		0/80/60
						W½NW¼, SE¼NW¼	T 29 N, R 34 E, M.D.M., Sec. 35	P 203		120.0
						NE¼NW¼	T 29 N, R 34 E, M.D.M., Sec. 35	P 203		0/40/30
Owned	9/7/2005	-	MGUSI (NLRC)	fee	Patented – Fee (surface)	Lots 3,4,5,6,7,8,9,10,11,12, E½ of 15, Lot 16, NE¼SE¼, E½NW¼SE¼, N½SE¼SE¼, NE¼SW¼SE¼	T 28 N, R 34 E, M.D.M., Sec. 3	P 944731, P 1010632	-	544.2/0/0
Owned	8/29/2006	-	MGUSI (Sentman)	fee	Patented - Fee	NE¼NW¼	T 29 N, R 34 E, M.D.M., Sec. 35	P 203	-	40/40/10
Leased	12/2/2010	12/2/2016	Barrick Agreement with Third Party	Fee	Patented – Fee (mineral)	Lots 3,4,5,6,7,8,9,10,11,12, E½ of 15, Lot 16, NE¼SE¼, E½NW¼SE¼, N½SE¼SE¼, NE¼SW¼SE¼ Lot 1, N½ Lot 8, W½ Lot 7, Lot 6, N½ Lot 13	T 28 N, R 34 E, M.D.M., Sec. 3 T 28 N, R 34 E, M.D.M., Sec 1	P 944731, P 1010632 P 944731, P 1010633, P 948967, P997571	3% NSR	0/544.2 0/0/120.7
Optioned	9/15/2010	9/15/2014	Barrick Agreement with Third Party	Fee	Patented – Fee (surface)	Lots 1, 2	T 28 N, R 34 E, M.D.M., Sec. 3	P 944731	-	76.4/0/0

In 2011, Barrick, on behalf of the Company, paid the following lease payments or fulfilled work commitments to maintain certain mineral leases and options for the Spring Valley project:

•	On March 9, 2011, Barrick paid Midway’s annual payment of US$36,000 to Lamonte J. Duffy to maintain its option to purchase 12 unpatented lode mining claims. The owner retained a 3% NSR royalty. Alternatively, Midway can purchase these claims for US$600,000 with any payments already paid credited against the total.

•	On or prior to the first date of each month Barrick paid Midway’s US$1,000 a month option payment totaling US$12,000 to George D. Duffy and the Estate of Margaret Suverkoop Duffy to maintain its option to purchase 2 unpatented lode mining claims. Alternatively Midway can purchase these claims for US$500,000 with any payments already paid credited against the total.

•	On June 15, 2011, Barrick paid Midway’s annual payment of US$20,000 to Dave Rowe and Randall Stoeberl to maintain its option to purchase 97 unpatented mining claims. Alternatively Midway can purchase these claims for US$600,000 with any payments already paid credited against the total. Mr. Rowe and Mr. Stoeberl retained a 3% NSR royalty from commercial production on these claims.

•	On September 28, 2011, Barrick paid Midway’s annual payment of US$6,000 to Dale and Diana Chabino to maintain its option to purchase 2 unpatented lode mining claims. Alternatively Midway can purchase these claims for US$100,000 with any payments already paid credited against the total. Mr. Chabino and Mrs. Chabino retained a 3% NSR royalty from commercial production on these claims.

•	On August 10, 2011 Barrick paid an annual payment of US$31,250 to Bert and Jennifer Pincolini to maintain its option to purchase surface and mineral rights. Alternatively Barrick can purchase these properties for US$150,000 with any payments already paid credited against the total.

•	In 2011, Barrick spent a total of US$3,482,254 in work expenditures to maintain a sub-lease and option agreement with Newmont Mining Company for mineral rights underlying certain surface rights acquired by the Company in 2006. The agreement requires Barrick to spend a cumulative amount of US$2,000,000 in work expenditures on the ground leased over a period of six years, and to make advance royalty payments in the amount of US$100,000 per year thereafter, up to a cap of US$2,500,000. The advance royalty payments may be credited against a 3% NSR royalty payable from production on the area of ground leased.

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

Exploration completed by Midway

During 2004-2005, Midway evaluated previous drill results by Kennecott Utah Copper and Echo Bay Mines Ltd. to generate new targets. These were subsequently tested by drilling 90 RC holes totaling 44,965 feet and 21 diamond drill holes totaling 10,008.7 feet resulting in discovery of the Porphyry and Sill zones.  At the end of the program, the mineralized zone covered an area 3,200 feet long by 1,600 feet wide with mineralization to a depth of 984 feet.

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

Based on drilling results through 2007, an updated inferred mineral resource estimate was made by AMEC E&C Services Inc. and reported in January, 2008. The resource model showed a large number of grade blocks outside of the L-G optimization shell that were not included in the resource.

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

Cautionary Note to U.S. Investors – In this Annual Report we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by the CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

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

In 2010, Barrick completed 30,565 feet of RC drilling in 15 holes and 20 pre-collars and 21,760 feet of core drilling in 19 holes. A hydrology study to assess de-watering requirements determined that pump rates would be in the 650-1,100 gallon per minute range.

2011 Exploration Program

In 2011, Barrick drilled 47,435 feet in 32 reverse circulation (RC) holes, 15,361 feet in 4 core holes and 10 pre-collared core holes. The 2011 drilling program commenced in early April with two reverse circulation (RC) rigs and one core rig. Core drilling was completed in September; RC drilling was completed in November.

Barrick informed Midway that the 2011 drill plan was focused on expanding the resource and evaluating property acquired near the end of 2010 south of the current resource area. Drill results included holes that tested the northern extent of the known resource and widely spaced reconnaissance drilling south of the current resource. Results reported indicate that the deposit remains open to the north and new gold assays extend the gold zone at least 1.7 kilometers to the southwest of the previously known resource area over a width of approximately 0.5 kilometers.

The Company engaged an independent engineer, Gustavson Associates, LLC of Lakewood, Colorado (“Gustavson”) to review the drilling results and provide a new resource update that incorporated all Barrick drilling through May, 2011. As a result of this review, we announced an updated mineral resource estimate that includes Barrick drilling results from its 2009 and 2010 drill campaigns. The new resource estimate has 2.16 million ounces of gold in the Measured and Indicated mineral resource categories, consisting of 0.93 million ounces in the Measured category and 1.23 million ounces in the Indicated category at a cut-off grade of 0.14 grams per tonne (g/t). The new drilling also produced an additional Inferred mineral resource of 1.97 million ounces of gold at the same cut-off grade. The Measured resource is contained within 59.0 million tonnes grading 0.49 g/t, the Indicated mineral resource is contained within 85.8 million tonnes grading 0.45 g/t and the Inferred resource is contained within 103.9 million tonnes grading 0.59 g/t. The report was prepared by William J. Crowl, Donald E. Hulse, Donald J. Baker, Terre A. Lane, Deepak Malhotra, under the supervision of Gustavson who are “independent” and "qualified persons" under NI 43-101. For further information on this project, please see the report entitled "NI 43-101 Technical Report on the Spring Valley Project Pershing County, Nevada" dated effective May 24, 2011, which is available under the Company's profile at www.sedar.com.

Barrick has increased participation of their Project Development group and Mine Site Exploration group as part of the initial stages of transitioning from a pure exploration project to a mine development project. To accommodate a planned increase in operations, Barrick has expanded the project office in Lovelock. Additionally, Barrick has initiated cultural and biological studies to support an environmental assessment for an expanded drilling area.

To date the Company has incurred total costs of $20,357,608 relating to the exploration of the Spring Valley project.

The Spring Valley project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Tonopah (formerly referred to as “Midway”) Project

To avoid confusion with the Company’s name, the Midway Project was renamed the Tonopah Project in December 2011.

Location and means of access

The Tonopah property is located in Nye County, Nevada, approximately 15 miles northeast of the town of Tonopah, 210 miles northwest of Las Vegas and 236 miles southeast of Reno.  The property is over the northeastern flank of the San Antonio Mountains and in the Ralston Valley. Water for exploration purposes is available from water wells drilled on the property under a temporary grant of water rights. Power is accessible from existing power lines crossing the property, however capacity is unknown and may be limited.

The Tonopah project is located at the intersection of the well-known Round Mountain/Goldfield trend and the Walker Lane. It is a low-sulfidation epithermal gold system with near-vertical quartz-adularia-gold veins. Bonanza gold veins occur in a series of en echelon vein clusters along a 1.5 mile northwest-trending band of mineralization. The best previously reported gold intercept was 2.5 feet of 119 opt gold in 17 feet that averaged 34.7 opt gold in core hole MW210 from the Midway vein.

Title

Midway has controlled the property since 2001. Through a series of agreements, amendments and payments the Company acquired a 100% interest in the Tonopah property subject to a sliding scale on NSR royalty from any commercial production of between 2% to 7%, based on changes in gold prices, and the Company must pay an advance minimum royalty, recoverable from commercial production, of US$300,000 per year, payable on August 15.

In addition, the surface rights to 560 acres in Section 32 are held by the Town of Tonopah. The remaining 80 acres of surface rights in Section 32 are held as two 40-acre parcels by two owners. We hold federal mineral rights for the entirety of Section 32 in unpatented claims.

The Company has prepared a summary table shown below that identifies the nature of its ownership or interest in the property, describes its interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Owned	7/2/2001, extended 5/31/2002, amended 10/1/2002, amended 11/2/2004, amended 10/1/2009	-	Midway Gold US Inc. (Schmidt/Patton)	228	Federal Lode - BLM	SP	1-9	NMC387816-NMC387824	2-7% NSR	4,382.8
					Federal Lode - BLM	SP	11-15 (odd)	NMC387826-NMC387830 (even)
					Federal Lode - BLM	SP	17-18	NMC387832-NMC387833
					Federal Lode - BLM	SP	21-32	NMC387836-NMC387847
					Federal Lode - BLM	SP	65-84	NMC390502-NMC470127
					Federal Lode - BLM	SP	95-98	NMC470138-NMC470141
					Federal Lode - BLM	SP	105-108	NMC470148-NMC470151
					Federal Lode - BLM	SP	115-119	NMC470158-NMC470162
					Federal Lode - BLM	SP	123-127	NMC470166-NMC470170
					Federal Lode - BLM	SP	281-286	NMC502125-NMC502130
					Federal Lode - BLM	SP	300-302	NMC502144-NMC502146
					Federal Lode - BLM	SP	320-322	NMC502164-NMC502166
					Federal Lode - BLM	SP	340-351	NMC513285-NMC513296
					Federal Lode - BLM	SP	358-360	NMC513303-NMC513305
					Federal Lode - BLM	SP	366-368	NMC513309-NMC513311
					Federal Lode - BLM	SP	374-376	NMC513317-NMC513319
					Federal Lode - BLM	SP	382	NMC513325
					Federal Lode - BLM	SP	4, 6, 8, 10, 12, 14, 16, 280, 352-357	NMC679116-NMC679129
					Federal Lode - BLM	RV	29-41 (odd)	NMC688327-NMC688339 (odd)
					Federal Lode - BLM	RD	08	NMC830749
					Federal Lode - BLM	RD	12	NMC830753
					Federal Lode - BLM	RD	16	NMC830757
					Federal Lode - BLM	RD	20	NMC830761
					Federal Lode - BLM	RD	24	NMC830764
					Federal Lode - BLM	RD	25-29 (odd)	NMC831839-NMC831843 (odd)
					Federal Lode - BLM	RD	50-60 (even)	NMC831864-NMC831874 (even)
					Federal Lode - BLM	RD	69-84	NMC831883-NMC831898
	6/8/2004	-	Midway Gold US Inc. (Newmont)		Federal Lode - BLM	MWAY	67-68	NMC835175-NMC835176	-
					Federal Lode - BLM	MWAY	117-119	NMC835225-NMC835227
					Federal Lode - BLM	MWAY	147-150	NMC835255-NMC835258
					Federal Lode - BLM	MWAY	396	NMC835504
					Federal Lode - BLM	WAY	1-29	NMC838228-NMC838256
					Federal Lode - BLM	MWAY	649-655 (odd)	NMC845408-NMC845414 (even)
	7/2/2001 and amended as above	-	Midway Gold US Inc. (Schmidt/Patton)		Federal Lode - BLM	RD	85-100, 103-104, 101-102, 105-106	NMC984613-NMC984634	2-7% NSR
Owned	-	-	Midway Gold US Inc.	233	Federal Lode - BLM	MW	1-233	NMC1059873-NMC1060105	-	4,813.78

Geology

The Tonopah project is located at the intersection of the Round Mountain/Goldfield gold trend and the Walker Lane. It is a low-sulfidation epithermal gold system with near-vertical quartz-adularia-gold veins. Host rocks are Ordovician black argillite of the Palmetto Formation and unconformably overlying Tertiary rhyolitic volcanics. Bonanza gold veins occur in a series of en echelon clusters along a 1.5 mile northwest-trending band of mineralization.

The veins are best defined in the Discovery zone based on 132 drill holes. The veins occur in sub-parallel clusters, 10 to 20 feet apart, with an average width of 6 feet. Veins hosted in the argillite form well-defined veins and hydrothermal breccias. Where the veins pass upward into the volcanics, they splay out to form numerous thinner sub-parallel veins in a braided stockwork zone. Visible gold is common in the veins with higher-grade gold in an apparent boiling horizon at the unconformity between argillite and volcanics.

Exploration

Veins in the Discovery zone were discovered by Kennecott Utah Copper in 1992. Prior to this the property was explored by Houston Oil and Minerals, Coeur d’Alene Mines, and Rio Algom. Tombstone Exploration and Golconda Resources explored the property after Kennecott Utah Copper.

In 2002, we completed 26,689.5 feet of core drilling in 69 holes. Intercepts such as 2.5 feet of 119 opt gold in 17 feet that averaged 34.7 opt gold in the Midway vein encouraged Newmont Mining Company to enter into a joint venture on the property in September 2002. Newmont Mining Company completed extensive regional exploration programs including airborne magnetic, EM, and radiometric surveys and ground radiometric, gravity and CSAMT surveys. From 2002 to 2003 the Newmont Mining Company/Midway joint venture drilled a total of 67,703.5 feet in 121 holes in the greater Discovery area and other targets.

From 2003 to 2004, the joint venture drilled 10,195 feet in 7 RC holes and 5,847 feet in 16 core holes. Five holes were drilled in the 121 Zone and the others in a largely untested area south of the Discovery zone. Newmont Mining Company terminated the joint venture in June 2004.

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

In 2008, the Company drilled 1,234 feet in 12 RC holes and 2,321 feet in 9 core holes for hydrology and geotechnical testing along the planned route of the decline. Two new vein intercepts were discovered (see our Press Release dated, May 14, 2008). No gold was noted in five holes drilled to test proposed waste rock storage sites. A preliminary mining plan was submitted to the BLM and NDEP for an underground decline.

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

In 2009, the Company worked with the Town of Tonopah, Nevada to negotiate a plan to properly dispose of mine water to the standards required by the State Water Engineer. In early 2011 we signed a memorandum of understanding with the Town of Tonopah for continued cooperation with regards to development of the Tonopah project nearby to Tonopah’s municipal water well fields. The memorandum of understanding provides for mutual information sharing between the Company and Tonopah’s engineers for baseline studies and designs, development of water rights for the benefit of Tonopah, and cooperation to reduce redundant facilities.

2011 Exploration Program

In the second quarter, an initial resource estimate was completed on select veins of the Discovery and Dauntless zones that could possibly be developed using underground mining methods. In April, 2011, a NI 43-101 compliant resource estimate was completed by Gustavson Associates, LLC to evaluate a limited number of vein-like structures primarily in the Discovery Zone. Mineralization was modeled using Indicator Kriging to analyze zones of potential high grade mineralization. This indicator model was calibrated by comparison with veins modeled on cross sections, and appears to have identified higher grade areas with continuous gold mineralization that could possibly be mined by underground methods.

Tonopah Project Initial Inferred Mineral Underground Resource*

Cutoff Grade (oz/ton)	Short Tons (thousands)	Grade (oz/ton)	Ounces
0.1000	114.0	0.3017	34,394
0.0750	127.0	0.2813	35,725
0.0500	130.0	0.2758	35,854
0.0200	131.0	0.2742	35,920

* - Inferred mineral resources are estimated pursuant to Canadian industry standards. See “Cautionary Note to U.S. Investors

Regarding Reserve and Resource Estimates” above. The Tonopah Project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

The report was prepared by William J. Crowl, Donald E. Hulse, Donald J. Baker, and Terre A. Lane, under the supervision of Gustavson who are “independent” and "qualified persons" under NI 43-101. For further information on this project, please see the report entitled "NI 43-101 Technical Report on the Tonopah Project Nye County, Nevada" dated effective April 1, 2011, which is available under the Company's profile at www.sedar.com.

A core drilling program was conducted at Tonopah during the third quarter to define the true width and continuity of gold grade in veins and wall rock. A total of 13,000 feet was drilled in 26 holes to test areas of the Discovery, 121, Dauntless, and 63-77 areas. Initial assay results included high grade intercepts such as 0.4 meters of 334.9 grams per tonne (gpt) gold and 1.5 meters of 78.41 gpt gold within a zone of 45.9 meters of 7.68 gpt gold in drill hole MW11-09c as well as lower grade intercepts such as 44.5 meters of 1.13 gpt gold in MW11-06c. See our press release dated December 8, 2011 for full results.

To date Midway has incurred total costs of $10,433,982 relating to the exploration of the Tonopah project. We have budgeted approximately $2.2 million for the 2012 exploration program.

The Tonopah project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

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

Title

Midway has controlled the property since April 13, 2007 through direct ownership of unpatented lode and placer mining claims administered by the BLM and through mining leases. Midway’s land position encompasses a gross area of approximately 11,607.8 acres containing federal lode and placer mining claims.

We acquired our interest in the March 20, 2006 mineral lease agreement with NVMC as a result of our acquisition of Pan-Nevada Gold Corporation on April 13, 2007. On or before January 5 of each year Midway must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing price for the third calendar quarter preceding January 1 of the year in which the payment is due. The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%. Midway must incur a minimum of US$75,000 annual work expenditures, including claim maintenance fees, during the term of the mining lease. On January 1, 2011 Midway paid an advance minimum royalty of $132,364.43 (US$132,550). Subsequent to the year end we paid an advance minimum royalty of US$183,914.07 on January 1, 2012.

Midway has entered into or acquired four additional agreements for claims adjacent to and contiguous with the NVMC claims:

•	On or before January 15, 2011, we paid the annual advance royalty payment of US$30,000 to Anchor Minerals, Inc. to maintain its mineral lease for 80 unpatented lode mining claims. The owner holds a 3.5% gross production royalty.

•	On or before January 24, 2011, Midway paid the annual option payment of US$50,000 to Brian Peart to maintain its option to purchase 13 unpatented lode and placer mining claims. Alternatively Midway can purchase these claims for US$5,000,000 with any payments already paid credited against the total. Mr. Peart holds a sliding scale NSR royalty of between 2 and 6% from commercial production on these claims.

•	On or before February 13, 2011, Midway paid the annual option payment of US$7,750 to Jerry Pankow to maintain its option to purchase 2 unpatented lode mining claims. Alternatively we can purchase these claims for US$775,000 with any payments already paid credited against the total. Mr. Pankow holds a sliding scale NSR royalty of between 2 and 5% from commercial production on these claims.

•	On or before February 15, 2011, Midway paid the annual payment of US$15,000 to Ronald “Ronny” Jordan to maintain its option to purchase 10 unpatented lode mining claims. Alternatively we can purchase these claims for US$2,500,000 with any payments already paid credited against the total. Mr. Jordan holds a 2.5% NSR from commercial production on these claims. The assignor of this lease agreement to Midway also holds a 0.5% NSR royalty.

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

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Leased	1/15/2007, amended 1/26/2008	1/15/2017	Anchor Minerals, Inc.	80	Federal Lode - BLM	ROC 1-21	1-21	NMC929929-NMC929949	3.5% Gross	1,652.9
					Federal Lode - BLM	ROC 22-45	22-45	NMC950080-NMC950103
					Federal Lode - BLM	MT	24-41	NMC977619-NMC977636
					Federal Lode - BLM	MT	301-317	NMC984539-NMC984555
Optioned	1/24/2008	1/14/2023	Brian Peart	13	Federal Lode - BLM	LITTLE RICHARD	1-6, 7, 9-10, 12-13	NMC822700-NMC822710	2-6% NSR	207.3
					Federal Placer - BLM	LITTLE RICHARD	15, 22	NMC822711-NMC822712
Leased	3/20/2006, amended 1/1/2009	3/20/2016	Newark Valley Mining Corp.	334	Federal Lode - BLM	MONTE	1-10	NMC325321-NMC325330	2.5-4% Gross	6,000.44
					Federal Lode - BLM	MONTE	20	NMC325340
					Federal Lode - BLM	MONTE	22-34	NMC325342-NMC325354
					Federal Lode - BLM	MONTE	36-47	NMC325356-NMC325367
					Federal Lode - BLM	MONTE	49-55	NMC325369-NMC325375
					Federal Lode - BLM	MONTE	61-67	NMC325381-NMC325387
					Federal Lode - BLM	MONTE	72-85	NMC325392-NMC325405
					Federal Lode - BLM	MONTE	90-94	NMC325410-NMC325414
					Federal Lode - BLM	MONTE	97	NMC325417
					Federal Lode - BLM	MONTE	98-102	NMC408429-NMC408433
					Federal Lode - BLM	MONTE	137-142	NMC408468-NMC408473
					Federal Lode - BLM	MONTE	144-150	NMC408475-NMC408481
					Federal Lode - BLM	ECHO	52-55	NMC420382-NMC420385
					Federal Lode - BLM	ECHO	142	NMC420469
					Federal Lode - BLM	MONTE	160	NMC477661
					Federal Lode - BLM	MT	126-200, 202-218, 220-227, 42-90, 94-96, 101-104, 111-124	NMC977427-NMC977594
					Federal Lode - BLM	MONTE	222	NMC977595
					Federal Lode - BLM	MONTE	201-207, 209-212, 215-221	NMC980693-NMC980709
					Federal Lode - BLM	MONTE	48, 56, 58, 60, 143, 145, 168-173	NMC980914-NMC980925
					Federal Lode - BLM	MT	345-351	NMC984643-NMC984649
					Federal Lode - BLM	GR	1-34, 77-79	NMC1057255-NMC1057291
Optioned	2/13/2008	2/13/2023	Jerry Pankow	2	Federal Lode - BLM	LITTLE RICHARD	25-26	NMC863772-NMC863773	2-5% NSR	41.3
Owned	-	-	Midway Gold US Inc.	169	Federal Lode - BLM	MT	178, 189, 201, 125	NMC977423-NMC977426	-	3,491.54
					Federal Lode - BLM	MT	1-23	NMC977596-NMC977618
					Federal Lode - BLM	MT	91-93, 97-100, 100-110	NMC977639-NMC977649
					Federal Lode - BLM	MT	318-344	NMC984586-NMC984612
					Federal Lode - BLM	GR	35-76, 80-100, 102, 104, 106-142	NMC1057134-NMC1057235
Optioned	2/15/2004, assigned to MGUSI 2/13/2008	-	Ronald W. ("Ronny") Jordan	13	Federal Lode - BLM	BIG JR	9-12	NMC826346-NMC826349	2.5% NSR	268.5
					Federal Lode - BLM	JJ NO	1-4	NMC849888-NMC849891
					Federal Lode - BLM	DG NO	5-6	NMC849892-NMC849893
					Federal Lode - BLM	GR	101, 103, 105	NMC1057125-NMC1057127

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

Exploration

The Easy Junior Mine, in the center of the Gold Rock property, reportedly produced 2.9 million tons of 0.026 opt gold (74,945 ounces gold contained) during operations by Alta Gold and the Alta Bay joint venture (Alta Gold-Echo Bay). The mine was shut down in 1994, due to low gold prices. A historic database of 794 holes containing 269,446 feet of drilling was acquired in 2008. Analysis of this drill data by Midway outlined a gold zone in the walls of the pit and along a strike extending south into the Decker Flat area. The gold zone is defined by 300 holes and extends for 9,200 feet along the strike of the Easy Junior anticline. This zone appears to be oxide, above the water table, and open in all directions.

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

2011 Exploration Program

A technical report was completed in the first quarter of 2011 by Gustavson Associates, LLC to review geological and historical drill data prior to the planned 2011 drilling program. Historic drill results include 673 drill holes within and surrounding the Easy Junior open pit mine. Review of select drill data confirmed that assays in the database are consistent with original assay certificates. These drill results suggest there could be significant unmined gold mineralization along strike of Easy Junior that may represent a bulk tonnage epithermal gold target. Gustavson Associates LLC reviewed a historic resource estimate that was completed in 1988 prior to mining by International Mining Consultants of Tucson, Arizona (“IMC”) (see table below). During operations, the mine reportedly produced approximately 52,400 ounces of gold. For further information on this project, please see the report entitled "NI 43-101 Technical Report on the Gold Rock Project, White Pine County, Nevada" dated effective March 28, 2011, which is available under the Company's profile at www.sedar.com.

Gustavson’s initial evaluation confirmed that Gold Rock contains a gold system that warrants additional exploration and evaluation. The lithology, alteration, and mineralization are similar to other sediment hosted Carlin-type systems such as Alligator Ridge, Bald Mountain, Rain, and Midway’s Pan Project, 8 miles to the northwest.

A first round of drilling was designed to confirm the historic data, verify locations and grades, and test for expansion potential. The initial drilling program with one reverse circulation drill rig and one core rig was completed during the third quarter of 2011. The Company drilled 26,125 feet in 25 RC holes and 5,180 feet in 6 core holes. Initial drill results reported by the Company included intercepts of 33.5 meters of 2.06 grams per tonne (gpt) gold, including 7.6 meters of 4.18 gpt gold, in drill hole GR11-05. Additional intercepts include 48.8 meters of 0.96 gpt gold in drill hole GR11-07, and 18.3 meters of 0.82 gpt gold in drill hole GR11-03. Initial results were positive; verifying the grade, width, and location of historic results in those areas drilled to date.

The results of the 2011 drill program and the additional analysis of the historic drill results by Gustavson, increased the Indicated mineral resource to 310,000 ounces of gold and the Inferred mineral resource to 331,000 ounces as announced in the February 29, 2011 press release. The gold resource, which appears to be open in all directions, represents a significant increase above the previously reported historic estimate. The Indicated mineral resource is contained in 12,968,000 tonnes at a grade of 0.74 grams per tonne (gpt) gold. The Inferred mineral resource is contained in 17,894,000 tonnes at a grade of 0.58 gpt gold. The new resource includes results from 466 verified historic drill holes and 31 Midway verification holes that were drilled in 2011. The resource extends for 2,500 meters north and south from the historic Easy Junior open pit gold mine.

Gold Rock Project Inferred and Indicated Mineral Resource*

	Inferred Mineral Resource			Indicated Mineral Resource
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold Ounces	Tonnes	Grade (gpt)	Gold Ounces
0.51	7,866,000	0.83	211,000	7,820,000	0.98	247,000
0.41	10,857,000	0.73	255,000	9,593,000	0.89	273,000
0.27	17,894,000	0.58	331,000	12,968,000	0.74	310,000
0.14	30,460,000	0.42	409,000	18,010,000	0.59	343,000

* - Inferred mineral resources are estimated pursuant to Canadian industry standards. See “Cautionary Note to U.S. Investors

Regarding Reserve and Resource Estimates” above.

Permitting is underway for a second round of drilling designed to infill the historic drilling and to test for expansion of the resource along strike and at depth. A surface exploration program is on-going to identify additional targets that may be tested in a third round of drilling either in 2012 or 2013.

To date Midway has incurred total costs of $2,464,412 relating to the exploration of the Gold Rock project. We have budgeted approximately $8.0 million for the 2012 exploration program.

The Gold Rock project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

Other Nevada Properties

The Company’s Thunder Mountain and Burnt Canyon projects are exploration projects that Midway does not consider to be material properties of Midway at this time. The Company abandoned the Roberts Gold property in fiscal 2010. These projects are without known reserves, as defined under SEC Industry Guide 7.

Thunder Mountain is a gold and silver rich epithermal vein and disseminated gold system hosted in rhyolite tuffs and flow dome complexes located six miles southeast of the Midway project in Nye County, Nevada. From August 2008 to May 2009, Kinross Gold USA funded the project under an exploration and option to joint venture agreement. Kinross conducted a first pass drill program but did not encounter any significant results and dropped the option. The Company is evaluating the property to determine if additional targets may exist that have not been tested to date.

Burnt Canyon is a volcanic hosted epithermal system with gold identified in numerous rock and soil samples. The project lies between high grade veins in the Seven Troughs district to the south and the Wildcat disseminated gold deposit to the north in Pershing County, Nevada. The Company drilled a first pass drill program that was completed in the fourth quarter of 2011.

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

Title

On August 1, 2008, the Company issued 600,000 common shares at US$2.50 per common share for proceeds of US$1,500,000 by way of a private placement to Kinross Gold USA Inc. (“Kinross”) and concurrently purchased a 75% interest in the Golden Eagle project from Kinross at a cost of US$1,500,000 ($1,537,950). The Company then purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of US$483,333 ($500,200). Kinross retained a 2% net smelter returns royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill. Midway completed the acquisition of the Golden Eagle property through a wholly-owned subsidiary created to hold the property.

In the year ended December 31, 2009, the Company staked additional claims and purchased two additional blocks of land at a cost of $177,393 to expand its Golden Eagle land property package.

Midway’s land position encompasses a gross area of approximately 339.5 acres containing federal lode mining claims and patented lode mining claim and fee properties.

The Company has prepared a summary table shown below that identifies the nature of its ownership or interest in the property, describes its interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership	Agreement Date	Owner (source)	Land	Land Type	Name/Lot	Location	Mineral Survey/Patent Numbers	Gold Royalty	Approx. Acreage*
Owned	-	Golden Eagle Holding Inc.	3	Federal Lode - BLM	GEH	1-3	ORMC164710- ORMC164712	-	5.4
Owned	75% - 5/28/2008; 25% - 7/28/2008	Golden Eagle Holding Inc. (Echo Bay/Hecla)	fee	Patented Lode - Fee	Mountain Lion	T 37 N, R 32 E, W.M., Sec. 27	M.S. 402-A	0-0.75% Gross + 2% NSR on 75% of Production	20.7
				Patented Lode - Fee	Flat Iron	T 37 N, R 32 E, W.M., Sec. 27	M.S. 402-A		7.6
				Patented Lode - Fee	Last Chance	T 37 N, R 32 E, W.M., Sec. 27	M.S. 402-A		20.7
				Patented Mill Site - Fee	Mountain Lion	T 37 N, R 32 E, W.M., Sec. 27	M.S. 402-B		5.0
				Patented Lode - Fee	Gopher	T 37 N, R 32 E, W.M., Sec. 27	M.S. 509		19.7
				Patented - Fee	Government Lot 1	T 37 N, R 32 E, W.M., Sec. 27	-		41.1
				Patented - Fee	Government Lot 2	T 37 N, R 32 E, W.M., Sec. 27	-		6.8
				Patented - Fee	Government Lot 3	T 37 N, R 32 E, W.M., Sec. 27	-		0.5
				Patented - Fee	Government Lot 4, less Tax Lot 4	T 37 N, R 32 E, W.M., Sec. 27	-		7.3
				Patented - Fee	N½NE¼, less Tax Lot 12-02	T 37 N, R 32 E, W.M., Sec. 27	-		77.4
	5/26/2009	Golden Eagle Holding Inc. (Vaagen)		Patented - Fee	Government Lot 12	T 37 N, R 32 E, W.M., Sec. 27	-	-	8.8
	5/28/2008	Golden Eagle Holding Inc. (Echo Bay)		Patented - Fee	Government Lot 1	T 37 N, R 32 E, W.M., Sec. 28	-	2% NSR	36.0
	4/22/2009	Golden Eagle Holding Inc. (Bowe)		Patented Lode - Fee	South Penn, less Tax Lot 8	T 37 N, R 32 E, W.M., Sec. 28	M.S. 664	-	12.9
				Patented Lode - Fee	South Penn Fraction	T 37 N, R 32 E, W.M., Sec. 28	M.S. 664		3.3
				Patented - Fee	Government Lot 4, less Tax Lot 9	T 37 N, R 32 E, W.M., Sec. 28	-		10.9
	5/26/2009	Golden Eagle Holding Inc. (Vaagen)		Patented - Fee	Tax Lot 5	T 37 N, R 32 E, W.M., Sec. 28	-	-	2.6/0/0
				Patented Lode - Fee	Vulcan No. 2	T 37 N, R 32 E, W.M., Sec. 28	M.S. 606		19.5/0/0
				Patented - Fee	Tax Lot 8	T 37 N, R 32 E, W.M., Sec. 28	-		2.5
				Patented - Fee	Tax Lot 9	T 37 N, R 32 E, W.M., Sec. 28	-		3.3
				Patented Lode - Fee	Mormon Lode	T 37 N, R 32 E, W.M., Sec. 28	M.S. 584		13.4
				Patented - Fee	Government Lot 5	T 37 N, R 32 E, W.M., Sec. 28	-		13.9

Mineral Resources

On June 25, 2009, the Company announced an indicated mineral resource estimate of 31,400,000 tons at a grade of 0.055 opt containing 1,744,000 ounces of gold based on drilling by previous operators. There is an additional inferred mineral resource estimate of 5,100,000 tons at a grade of 0.038 opt containing 192,000 ounces of gold. Both estimates are reported at a cut off grade of 0.02 opt gold and constrained within a Lerchs-Grossman pit shell using a $750 per ounce gold price and 85% gold recovery. The estimated metal content does not include consideration of any other mining, mineral processing, or metallurgical recoveries. The most likely cut-off grade for this deposit is not known at this time and must be confirmed by the appropriate economic studies. Mineral reserves have not been estimated. For further information on this project, please see the report entitled "Golden Eagle Project, Washington State, USA, Technical Report" dated effective July, 2009, which is available under the Company's profile at www.sedar.com.

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

Exploration

Exploration was conducted on the property from 1940 to 2000 by Knob Hill Mining, Day Mines Inc., Hecla Mining Company, Santa Fe Pacific Gold Corporation, and Echo Bay Mines Ltd. Hecla and Santa Fe Pacific Gold Corporation defined a large gold resource on the property and conducted pre-feasibility studies including numerous metallurgical tests. After Santa Fe Pacific Gold Corporation was acquired by Newmont Mining Company, the property was traded to Echo Bay Mines Ltd. during a time of low gold prices. Kinross acquired Echo Bay and focused their efforts elsewhere.

In 2008, the Company acquired the Golden Eagle project and began compiling and reviewing the historic database of 835 drill holes containing 165,775 feet of mostly core drilling. Many of the older shallow holes could not be verified, leaving 126,591 feet in 164 holes that could be verified for use in creating a new gold model. Dr Thom Seal was contracted to review the numerous metallurgical reports and summarize the results for the Company. Company geologists mapped the historic pits and sampled pit walls and dumps.

2011 Exploration Program

The Company has commissioned a preliminary economic assessment to evaluate the economics of different mining options at current higher gold prices. Issues related to processing sulfide mineralization and permitting continue to be assessed.

To date Midway has incurred total costs of $480,974 relating to the exploration of the Golden Eagle project. The Company has budgeted approximately $0.9 million for 2012.

The Golden Eagle project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

Office Facilities

Effective May 2011, we leased approximately 5,600 square feet of office space with an independent third party. Monthly rent payments under this lease, including parking and operating expenses, will average approximately $9,900 per month through December 31, 2014 when the lease expires. We believe this space is adequate for our needs for the foreseeable future and that substitute space would be readily available, if needed.

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

On June 10, 2011, the Company received a check in the amount of $1,105,543 (US$1,144,929), which the Company subsequently negotiated. The check was accompanied with a letter instructing the Company to apply the funds to the payment of certain specified obligations arising out of the May 5, 2006 agreement between Seymork Investments Limited (“Seymork”) and the Company. On August, 23, 2011, the Company was served with a summons that it is being sued in the State of Nevada by Seymork and TGC Holdings Ltd. (“TGC”). Among other relief sought, the complaint seeks a court declaration that the foregoing sum delivered to the Company fully satisfies Seymork’s obligations arising from that May 5, 2006 agreement and two notes executed by Seymork and held by the Company.

On March 6, 2012, the Company, Seymork and its principal, and TGC and its parent company entered into a settlement agreement whereby all parties agreed to mutual releases, a joint stipulation for dismissal of the suit and reconveyance of the three deeds of trust securing Seymork’s obligations. As satisfaction for the Company’s participation, the Company retained the US$1,144,929 already received and no further amounts will be due to the Company.

Item 4. Mine safety disclosures

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2011, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares began trading on the NYSE Amex on January 3, 2008 under the trading symbol “MDW.” Our common shares also trade on the TSX Venture Exchange (the “TSX.V”) under the trading symbol “MDW.” As of March 7, 2012, 113,989,083 common shares were issued and outstanding, and we had approximately 136 shareholders of record. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

As of March 7, 2012, the closing price per share for our common shares as reported by the NYSE Amex was US$1.64 and as reported by the TSX .V was Cdn.$1.63.

The following table sets out the market price range of Midway common shares on the TSX.V for the periods indicated.

Period	High Cdn$	Low Cdn$

2010
First Quarter	$0.90	$0.60
Second Quarter	$0.78	$0.49
Third Quarter	$0.64	$0.41
Fourth Quarter	$0.93	$0.55

2011
First Quarter	$2.28	$0.80
Second Quarter	$2.25	$1.38
Third Quarter	$2.99	$1.80
Fourth Quarter	$2.70	$1.87

2012
First Quarter (through March 7, 2012)	$2.23	$1.57

The following table sets out the market price range of Midway common shares on the NYSE Amex for the periods indicated.

Period	High US$	Low US$

2010
First Quarter	$0.87	$0.59
Second Quarter	$0.77	$0.46
Third Quarter	$0.61	$0.40
Fourth Quarter	$0.91	$0.57

2011
First Quarter	$2.39	$0.80
Second Quarter	$2.37	$1.41
Third Quarter	$3.03	$1.82
Fourth Quarter	$2.65	$1.75

2012
First Quarter (through March 7, 2012)	$2.25	$1.57

Dividend Policy

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider our then current business results, cash requirements and financial condition.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the quarter ended December 31, 2011.

Equity Compensation Plan Information

As of December 31, 2011, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our Stock Option Plan adopted by the Board of Directors on May 6, 2003 as amended on May 12, 2008 (the “Stock Option Plan”). The Stock Option Plan has been approved by our shareholders.

The following summary information is presented for the Stock Option Plan as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	8,881,668	$1.36	1,773,282
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

Persons Eligible

The Stock Option Plan provides for the issuance of stock options to any director, senior officer, employee, company that is wholly-owned by a director, senior officer or, subject to applicable laws and the policies of any exchanges on which the Company’s common shares are listed, a consultant, as the board of directors of the Company may from time to time designate as a participant under the Stock Option Plan (a “Participant”).

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

The Board of Directors amended the Stock Option Plan on May 12, 2008 to add an appendix called the Stock Incentive Plan for United States Resident Employees (the “U.S. Plan”) to supplement and be a part of the Stock Option Plan. The purpose of the U.S. Plan is to enable the Company to grant Incentive Stock Options, as that term is used in Section 422 of the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder to qualifying employees who are citizens or residents of the United States of America. This does not change the aggregate number of options that can be granted pursuant to the Stock Option Plan. The purpose of the Stock Option Plan is to allow the Company to grant options to directors, officers, employees and consultants, as additional compensation, and as an opportunity to participate in the success of the Company. The granting of such options is intended to align the interests of such persons and those of the shareholders. Options will be exercisable over periods of up to 10 years as determined by the Board of Directors of the Company and are required to have an exercise price no less than the market price prevailing on the date the option is granted less an applicable discount, if any, permitted by the policies of the TSX Venture Exchange and approved by the Board of Directors. Market price means the last closing price per share on the TSX Venture Exchange on the trading day immediately precedent the day on which the Company announces the grant of the option or, if the grant is not announced, on the date of grant.

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

Vesting and Term. Options granted to independent directors vest immediately.  Options granted to employees and consultants vest as to one-third on the date of grant, one-third on the first anniversary date and the final one-third on the second anniversary date and options granted to Investor Relations consultants vest in stages over 12 months with no more than ¼ of the options vesting in any three (3) month period. Pursuant to the Stock Option Plan, the term of any option granted shall not exceed ten (10) years.

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

Exercise of Stock Options

Any exercise of an option must be in writing, signed by the participant and delivered or mailed to the Company with payment in full by cash or certified check, payable to the Company, for the number of common shares for which the option is exercised.

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

Stock Performance Graph

The performance graph below shows Midway Gold Corp.’s cumulative total return based on an initial investment of $100 in Midway common shares, as compared with the NYSE Amex Composite Index and the NYSE Amex Gold Miners Index. The chart shows performance marks as of the last trading day during each of the last five years. This performance chart assumes: (1) $100 was invested on December 31, 2006 in Midway common shares, the NYSE Amex Composite Index and the NYSE Amex Gold Miners Index; and (2) all dividends are reinvested.

	2006	2007	2008	2009	2010	2011
Midway Gold Corp.	$100.00	$125.90	$19.34	$26.56	$26.89	$69.84
NYSE Amex Composite Index	$100.00	$117.17	$67.96	$88.74	$107.39	$110.79
NYSE Amex Gold Miners Index	$100.00	$116.46	$95.83	$122.69	$162.66	$138.56

Exchange Controls

Canada has no system of exchange controls.  There are no Canadian restrictions on the repatriation of capital or earnings of a Canadian public company to non-resident investors.  There are no laws in Canada or exchange restrictions affecting the remittance of dividends, profits, interest, royalties or other payments to non-resident holders of common shares, except as described under “Taxation”.

Taxation

Dividends paid or credited or deemed under the Income Tax Act (Canada) to be paid or credited by Midway on its common shares to a shareholder that is not resident in Canada for purposes of the Income Tax Act (Canada) will generally be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividend, subject to any reduction in the rate of withholding to which the shareholder is entitled under any applicable income tax convention between Canada and the country in which such shareholder is resident. For example, where such shareholder is a resident of the United States, is fully entitled to the benefits under the Canada-United States Income Tax Convention (1980) and is the beneficial owner of the dividends, the applicable rate of Canadian withholding tax is generally reduced to 15% (or 5% in circumstances where such shareholder is a company that is the beneficial owner of at least 10% of the voting stock of the Company).

Transfer Agent

We have appointed Computershare Investment Services Inc. as the transfer agent for our common shares. The principal office of Computershare is located at 3rd Floor, 510 Burrard Street, Vancouver, B.C. V6C 3B9 and its telephone number is 1 604 661-9415.

Item 6. Selected Financial Data

The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. This information was derived from our audited financial statements for each period.  Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data
Loss from operations	$18,615,682	$6,432,914	$3,924,175	$15,982,804	$12,831,122
Other income (expense)	485,725	(305,058)	798,836	(1,959,590)	1,408,016
Net loss	15,527,179	5,826,972	2,642,176	16,165,394	10,666,106
Basic & diluted loss per share	$0.15	$0.07	$0.04	$0.31	$0.24
Weighted average shares	106,992,452	85,133,343	73,050,522	52,791,751	43,992,302

Balance Sheet Data
Cash and cash equivalents	$10,191,069	$6,062,816	$1,740,322	$2,416,438	$8,325,280
Total current assets	10,688,543	6,289,507	1,875,145	2,533,466	8,523,106
Property and equipment, net	1,638,280	197,224	86,985	218,325	237,326
Land and mineral rights	49,563,134	49,571,061	49,251,838	46,971,127	47,452,905
Total assets	62,571,952	56,398,566	51,493,094	50,587,304	57,412,576

Current liabilities	1,188,041	711,091	403,018	1,376,930	518,424
Long-term obligations	4,103,278	8,514,114	8,331,605	8,093,661	8,201,067
Shareholders’ equity	57,280,633	47,173,361	42,758,471	41,116,713	48,693,085

See the consolidated financial statements attached hereto under Item 8 for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. See “Cautionary Note Regarding Forward-Looking Statements” above.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

Company Overview

Midway is a development stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. Our mineral properties are located in Nevada and Washington. The Tonopah (formerly referred to as “Midway”), Spring Valley, Gold Rock, and Golden Eagle gold properties are exploratory stage projects and have identified gold mineralization and the Thunder Mountain and Burnt Canyon projects are earlier stage gold and silver exploration projects. Our Pan project is in the early development stage and the Company is currently transitioning itself from an exploration company to a gold production company with plans to advance the Pan gold deposit located in White Pine County, Nevada through to production by as early as 2013.

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

Barrick has informed the Company that it has conducted and funded exploration in 2011 on the Spring Valley project to meet its minimum level of US$7,000,000.

See “Item 2. Description of Properties – Spring Valley Project” for a more detailed description of the agreement with Barrick and the 2011 exploration program.

Pan Project

During November 2011, the results of a Feasibility Study for the Pan gold project were finalized. The Company has submitted a mine plan of operations to the principal permitting agencies which has initiated the permitting process for the project.

See “Item 2. Description of Properties – Pan Project” for a more detailed description of the 2011 exploration program.

Tonopah (formerly “Midway”) Project

During 2011, multiple high grade intercepts were identified as a result of the 2011 drilling program in the Discovery Zone. The drill program totaled 3,970 meters of core with 1,562 meters in the Discovery zone, 902 meters in the 121 zone, 652 meters in the Dauntless zone, 609 meters in the 63-77 zone, and 245 meters in a geotechnical hole near the site of a possible future mine shaft.

See “Item 2. Description of Properties – Midway Project” for a more detailed description of the 2011 exploration program.

Gold Rock Project

During 2011, efforts were focused on the 2011 drilling program that was designed to confirm historic data and to test for expansion potential. As a result the Company drilled 26,125 feet in 31 holes. The drill results were positive, showing a significant increase above the previously reported historic estimate.

See “Item 2. Description of Properties – Gold Rock Project” for a more detailed description of the 2011 exploration program.

Golden Eagle Project

During 2011, the Company commissioned a preliminary economic assessment to evaluate the economics of different mining options. The Company is continuing to evaluate issues related to processing sulfide mineralization and permitting.

See “Item 2. Description of Properties – Golden Eagle Project” for a more detailed description of the 2011 exploration program.

Exploration projects:

The Company maintained its interests in the Thunder Mountain and Burnt Canyon projects. However, on December 31, 2011, as part of management’s annual review of mineral property holdings it was determined that Burnt Canyon was impaired and was subsequently written down by the amount of $251,903.

Results of operations for the year ended December 31, 2011 compared to the years ended December 31, 2010 and 2009

The net loss for the year ended December 31, 2011 was $15,527,179 (2010- $5,826,972; 2009- $2,642,176).

Significant differences in costs between the years are as follows:

Total Expenses for the year ended December 31, 2011 were $18,615,682 (2010- $6,432,914; 2009- $3,924,175.)

The increase in expenses is primarily due to increased exploration activities, primarily related to the Pan, Tonopah and Gold Rock projects see below table for details.

Consulting expenses for the year ended December 31, 2011 were $369,764 (2010- $128,676; 2009- $100,756) which includes non-cash stock based compensation of $217,100 (2010- nil; 2009- nil). Included in consulting fees was $34,500 (2010- $96,750; 2009- $90,000) paid to Golden Oak Corporate Services, a company wholly owned by Doris Meyer, the Company’s former Chief Financial Officer and Corporate secretary for financial reporting and corporate compliance services.

Legal, audit and accounting fees for the year ended December 31, 2011 were $771,680 (2010- $268,087; 2009- $493,568). During 2011, the Company continued to incur significant legal and auditing fees primarily related to the costs associated with being a public company and the current legal proceedings, see Item 3 “Legal Proceedings”. In 2009, the Company incurred significant legal and auditing costs as it investigated and evaluated business opportunities.

Mineral exploration expenditures for the year ended December 31, 2011 were $11,019,712 (2010- $3,578,717; 2009- $1,041,425) which includes non-cash stock based compensation of $312,794 (2010- $48,775; 2009- $197,169). The details of the exploration expenses in each year may be found in the schedule of the audited consolidated annual financial statements, but are summarized here:

	Fiscal Year
	2011	2010	2009

Tonopah project	$1,768,215	$187,874	$382,461
Spring Valley project	285,631	106,253	123,933
Pan project	6,730,346	3,046,300	196,082
Burnt Canyon project	269,174	14,480	24,428
Thunder Mountain project	7,227	2,657	1,863
Gold Rock project	1,716,882	173,765	103,915
Golden Eagle project	231,541	44,312	162,099
Property investigations and abandoned properties	10,696	3,076	46,644
Total	$11,019,712	$3,578,717	$1,041,425

Exploration levels are determined by the success of previous exploration programs on each project and in part by available cash to fund additional programs. As discussed earlier Barrick has been funding the Spring Valley project since the beginning of 2009 and the expenses reported by the Company related to activities not funded by Barrick.

Salaries and benefits charged to administration totalled $4,911,488 (2010- $1,668,094; 2009- $1,693,147) which includes non-cash stock based compensation of $3,096,787 (2010- $789,826; 2009- $955,069). We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants.  It is difficult to estimate the value of options that we grant.  We use the Black-Scholes-Merton model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value.  We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options. The increase in the cash component of salaries and benefits is attributable to an increase in the number of employees, 26 as of December 31, 2011 compared to 14 as of December 31, 2010.

The income tax recovery of $2,602,778 (2010- $911,000; 2009- $483,163) and an unrealized foreign exchange gain of $245,514 (2010- $469,035; 2009- $1,023,349) which is included within the foreign exchange gain of $542,538 (2010- $320,623; 2009- $832,783) relate to the US dollar denominated future income tax liability recorded upon the acquisition of Pan-Nevada and the Tonopah and Spring Valley projects.

US GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value for each reporting period. The share purchase warrants included in the public offering of units that closed in November 22, 2010, had an exercise price of US$0.90. At November 22, 2010, the fair value of the warrants and the resulting warrant liability was $918,870 and at December 31, 2010 the fair value of the warrants and the warrant liability was $1,562,544 with the difference of $643,674 recorded as a loss on warrant liability in 2010. Midway subsequently accelerated the expiry date of these warrants and by March 14, 2011, 2,650,000 of the US $0.90 share purchase warrants had been exercised and 680,000 warrants expired unexercised. As a Result, the warrant liability was extinguished in the first quarter of 2011.

Financial Condition and Liquidity

As of December 31, 2011, we had working capital of $9,500,502, consisting of current assets of $10,688,543 and current liabilities of $1,188,041. This represents an increase of $3,922,086 from the working capital balance of $5,578,416 as of December 31, 2010 and reflects the proceeds of recently completed equity sales. Our current assets consist primarily of cash, some of which is deposited in short term, interest bearing accounts. Consistent with our plans, we continued to consume working capital to fund our exploration activities and other operating expenses, and we replenished our working capital through the sale of common shares.

We have never received revenue from gold or other mineral sales. Any revenue generated from the sale of gold or silver will be used to pay for operating costs first and then to supplement our existing cash for construction, additional exploration and other working capital needs. The consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. In addition to the cash balance held as of December 31, 2011, Midway plans to undertake financing in 2012 to fund exploration activities and operations through the next twelve months. The Company’s ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully raise additional financing for the substantial capital expenditures required to achieve planned principal operations. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

We have historically primarily relied on equity financings to fund our operations. From inception through December 31, 2011, we received $87,821,394 in cash, services, stock options, and other consideration through the issuance of our common shares. As of December 31, 2011, we did not have any outstanding debt. Management will be reviewing cash expenditures on an ongoing basis, and may be seeking to obtain additional financing. There can be no assurance that management will succeed in obtaining additional financing, now or in the future. The current market conditions could make it difficult or impossible for management to raise necessary funds to meet the Company's capital requirements. Failure to raise additional financing on a timely basis could cause the Company to suspend its operations and  eventually to forfeit  or sell its interest in its  properties. In the past, management has been successful at raising funds to continue work on its mining properties. However, there is no certainty that management will be able to raise additional funding on reasonable terms if at all, in which case the property may be joint ventured, sold or abandoned.

The Company’s financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

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

On September 23, 2011, the Company announced that it had established an "At-the-Market" ("ATM") issuance program under which it may sell up to a maximum of 6,000,000 of its common shares.  The ATM issuance program is available to the Company on an as needed basis. Subject to market conditions and funding requirements, the Company may, at its discretion, from time to time sell all, some, or none of the reserved shares during the term of the ATM program.  Any common shares issued under the ATM program will be sold through ATM issuances in the United States.  No ATM issuances will be made through the facilities of any Canadian exchange.  Any ATM issuances will be made at market prices prevailing at the time of the sale and, as a result, prices may vary. During 2011, the Company issued 568,626 shares pursuant to the ATM program. Proceeds received on the 568,626 common shares issued totalled $1,518,845.

As of March 7, 2012, there are 9,038,335 stock options outstanding at prices ranging from $0.56 to $3.36 and 1,486,375 share purchase warrants at $0.80. While it is probable that some of these options and share purchase warrants will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

Net cash used in operating activities was $14,045,550 during the year ended December 31, 2011, compared to $5,376,845 during 2010, an increase of $8,668,705.  The significant increase in 2011 is primarily attributable to an increase in our net loss of $9,700,207 and an increase in our future income tax recovery of $1,691,778. This was offset by an increase of non-cash stock compensation of $(2,788,080). Net cash used in investing activities for the year ended December 31, 2011 was $1,665,648, compared to $609,667 for the year ended December 31, 2010. Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities.  During 2011, we invested in a residential building, residential land parcels and vehicles.  During 2010, we acquired additional vehicles.

Net cash provided by financing activities for the year ended December 31, 2011 was $19,839,451, consisting of net proceeds from the sales of our common shares. During 2010, all of the cash from financing activities related to the sale of our common shares.

The balance of cash and equivalents increased to $10,191,069 as of December 31, 2011 from $6,062,816 as of December 31, 2010, a net increase in cash of $4,128,253.

Off-balance sheet arrangements

There are no off balance sheet arrangements.

Contractual Obligations

The Company has an obligation under an operating lease for its corporate offices in Denver, Colorado until December 2014 as follows. Future minimum lease payments for non-cancellable leases with initial or remaining lease terms in excess of one year are included.

Fiscal Year	Operating Leases
2012	$144,159
2013	135,463
2014	129,910
Total	$409,532

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of December 31, 2011, we have accrued $7,805 (US$7,675) related to reclamation and other closure requirements at our properties, compared to $41,445 (US$41,670) at December 31, 2010. These liabilities are covered by a combination of surety bonds and restricted cash totaling $603,062 (US$592,981) at December 31, 2011 (2010 - $260,087 (US$261,499)). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of December 31, 2011; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

Critical Accounting Policies

We believe that application of the following accounting policies, which are critical to our financial position and results of operations, requires significant judgments and estimates on the part of management.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of proven and probable reserves, obligations for environmental, reclamation, and closure matters, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.  Actual results could differ from these estimates.

Proven and Probable Reserves

The definition of proven and probable reserves is set forth in SEC Industry Guide 7.  Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.  In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

Mineral Acquisition Costs

The costs of acquiring land and mineral rights are considered tangible assets.  Significant acquisition payments are capitalized.  General, administrative and holding costs to maintain an exploration property are expensed as incurred.  If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method.  If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

Exploration Costs

Exploration costs are charged to expense as incurred.  Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs.

Design, Construction, and Development Costs

Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven and probable reserves.  Under these circumstances, we classify such projects as an exploration stage project and expense substantially all costs, including design, engineering, construction, and installation of equipment.  Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized.  If a project is determined to contain proven and probable reserves, costs incurred in anticipation of production can be capitalized.  Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment.  Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use.  The cost of start-up activities and on-going costs to maintain production are expensed as incurred.  Costs of abandoned projects are charged to operations upon abandonment.

If a project commences commercial production and the project is determined to contain proven and probable reserves, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment.  If impairment indicators exist, we perform additional analysis to quantify the amount by which capitalized costs exceed recoverable value.  The periodic evaluation of capitalized costs is based upon expected future cash flows, including estimated salvage values.  As of December 31, 2011, some of our mineral resources do not meet the definition of proven or probable reserves or value beyond proven and probable reserves and any potential revenue has been excluded from the cash flow assumptions.  Accordingly, recoverability of capitalized cost is based primarily on estimated salvage values, or alternative future uses.

Property and Equipment

All items of property and equipment are carried at cost not in excess of their estimated net realizable value.  Normal maintenance and repairs are charged to earnings while expenditures for major maintenance and betterments are capitalized.  Gains or losses on disposition are recognized in operations.

Stock Based Compensation

We record compensation expense for the fair value of stock options that are granted.  Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of stock options at their grant date is estimated by using the Black-Scholes-Merton option pricing model.

Income Taxes

Income taxes are computed using the liability method.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss carry-forwards.  Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized.  Valuation allowances have been established to reduce the carrying value of deferred tax assets in recognition of significant uncertainties regarding their ultimate realization.  Further, the evaluation has determined that there are no uncertain tax positions required to be disclosed.

Recent Accounting Pronouncements

We evaluate the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards Updates

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

Accounting Standards Update No. 2011-05: Presentation of Comprehensive Income 2011-05

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" (ASU 2011-12), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05, as amended by ASU 2011-12, is effective for us on January 1, 2012. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Midway Gold Corp., Report of Independent Registered Chartered Accountants are filed as part of this Item 8 and are included in this Annual Report filed on Form 10-K.

Page
Reports of Independent Registered Chartered Accountants	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, and for the period from Inception (May 14, 1996) to December 31, 2011	F-6
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2011, 2010 and 2009	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, and for the period from Inception (May 14, 1996) to December 31, 2011	F-8
Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the period from Inception (May 14, 1996) to December 31, 2011	F-9
Schedule of Mineral Exploration Expenditures for the Years Ended December 31, 2011, 2010 and 2009, and for the period from Inception (May 14, 1996) to December 31, 2011	F-12
Notes to the Consolidated Financial Statements	F-15

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

Item 9A. Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

Pursuant to section 906 of The Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Commission. These certifications accompanied this report when filed with the Commission, but are not set forth herein.

(ii) Internal Control Over Financial Reporting

(a)    Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K on Page F-2 through F-4 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the Company’s fourth fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement our the 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) to be filed within 120 days after the end of our fiscal year ended December 31, 2011.

The Company has a code of ethics that applies to all of its employees, officers and directors. The code of ethics is available on our website at www.midwaygold.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information contained in our 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information contained in our 2012 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The consolidated financial statements are listed on the “Index to Financial Statements” on Page 65 to this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).

(3)	Reference is made to the Exhibit Index that follows the signature pages on this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWAY GOLD CORP.

March 9, 2012	By:	/s/ Daniel E. Wolfus
Daniel E. Wolfus
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel E. Wolfus	Chairman, Chief Executive Officer and Director	March 9, 2012
Daniel E. Wolfus	(Principal Executive Officer)

/s/ Kenneth A. Brunk	President, Chief Operating Officer and Director	March 9, 2012
Kenneth A. Brunk

/s/ Fritz K. Schaudies	Chief Financial Officer (Principal Financial and	March 9, 2012
Fritz K. Schaudies	Accounting Officer)

/s/ Roger Newell	Director	March 9, 2012
Roger Newell

/s/ John Sheridan	Director	March 9, 2012
John Sheridan

/s/	Director
Frank Yu

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Chartered Accountants	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, and for the period from Inception (May 14, 1996) to December 31, 2011	F-6
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2011, 2010 and 2009	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, and for the period from Inception (May 14, 1996) to December 31, 2011	F-8
Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the period from Inception (May 14, 1996) to December 31, 2011	F-9
Schedule of Mineral Exploration Expenditures for the Years Ended December 31, 2011, 2010 and 2009, and for the period from Inception (May 14, 1996) to December 31, 2011	F-12
Notes to the Consolidated Financial Statements	F-15

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Amended and Restated Arrangement Agreement between Midway Gold Corp. and Pan-Nevada Gold Corporation, dated February 26, 2007, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

3.1	Notice of Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

3.2	Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

4.1	Form of Stock Certificate, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

4.2	Form of Warrant Certificate issued in connection with the November 2006 Private Placement, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

4.3	Form of Subscription Agreement for May 2006 Private Placement, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

4.4	Form of Subscription Agreement for November 2006 Private Placement, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

4.5	Common share purchase warrant indenture providing for the issue of up to 5,539,333 common share purchase warrants dated June 10, 2010 between Midway Gold Corp. and Computershare Trust Company of Canada.

4.6	Common share purchase warrant indenture providing for the issue of up to 3,330,000 common share purchase warrants dated November 22, 2010 between Midway Gold Corp. and Computershare Trust Company of Canada.

10.1	Mineral Lease Agreement between the Lyle Campbell Trust and Pan-Nevada Gold Corporation dated January 7, 2003, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.2	Stock Option Plan of Midway Gold Corp., previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.3	Stock Option Plan of Midway Gold Corp. – Form of Stock Option Agreement, previously filed with Amendment No.1 to the initial registration statement on Form S-1/A filed with the Securities and Exchange Commission on September 27, 2007 and incorporated herein by reference.

10.4	Contracting Agreement between Doris Meyer, Golden Oak Corporate Services Ltd. and Midway Gold Corp. dated December 1, 2006, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.5	Consulting Agreement between Kelly Hyslop and Midway, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.6	Consulting Agreement between John Watson, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.7	Assignment agreement with Martin H. Webster, Donald H. Jones, Michael C. Agran, Virginia Genest, Wallace Stephens, and Sandra Newmark dated June 25, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.

10.8	Letter of Intent with Kinross dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

10.9	Letter of Intent with Hecla dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

10.10	Term Sheet between Midway Gold US Inc. and Barrick Gold dated October 17, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

10.11	2008 Stock Option Plan, previously filed on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009

10.12	Exploration, Development and Mine Operating Agreement dated effective March 10, 2009, previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2009

10.13	Agency Agreement dated June 10, 2010 between the Company and Haywood Securities Inc., previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2010

10.14	Agency Agreement dated November 12, 2010 between the Company and Haywood Securities Inc., previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2010

10.15	Agency Agreement with Haywood Securities Inc. dated May 24, 2011, previously filed on Form 8-K on May 24, 2011

10.16	Sales Agreement with MLV dated September 23, 2011, previously filed on Form 8-K on September 23, 2011

21*	Subsidiaries of the Company

23.1*	Consent of KPMG LLP

23.2*	Consent of William Crowl

23.3*	Consent of Donald Hulse

23.4*	Consent of Terre Lane

23.5*	Consent of Gustavson Associates

23.6*	Consent of Donald J. Baker

23.7*	Consent of Deepak Malhotra

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension – Schema

101.CAL*	XBRL Taxonomy Extension – Calculations

101.DEF*	XBRL Taxonomy Extension – Definitions

101.LAB*	XBRL Taxonomy Extension – Labels

101.PRE*	XBRL Taxonomy Extension – Presentation

* filed herewith

MIDWAY GOLD CORP.

Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2011, 2010 and 2009

F -1

KPMG LLP	Telephone	(604) 691-3000
Chartered Accountants	Fax	(604) 691-3031
PO Box 10426 777 Dunsmuir Street	Internet	www.kpmg.ca
Vancouver BC V7Y 1K3
Canada

report of independent registered public accounting firm

To the Board of Directors and Stockholders of

Midway Gold Corp.

We have audited the accompanying consolidated balance sheets of Midway Gold Corp. as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of Midway Gold Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Gold Corp. as of December 31, 2011 and 2010, and its consolidated results of operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Midway Gold Corp’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2012 expressed an unqualified opinion on the effectiveness of Midway Gold Corp.’s internal control over financial reporting.

Chartered Accountants
Vancouver, Canada
March 7, 2012

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

F -2

KPMG LLP	Telephone	(604) 691-3000
Chartered Accountants	Fax	(604) 691-3031
PO Box 10426 777 Dunsmuir Street	Internet	www.kpmg.ca
Vancouver BC V7Y 1K3
Canada

report of independent registered public accounting firm

To the Board of Directors and Stockholders of

Midway Gold Corp.

We have audited Midway Gold Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Midway Gold Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Midway Gold Corp.’s internal control over financial reporting based on our audit.

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

F -3

In our opinion, Midway Gold Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midway Gold Corp. as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion on those consolidated financial statements.

Chartered Accountants
Vancouver, Canada
March 7, 2012

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

F -4

MIDWAY GOLD CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian dollars, except shares)

	December 31,	December 31,
	2011	2010

Assets

Current assets:
Cash and cash equivalents	$10,191,069	$6,062,816
Amounts receivable (note 6(b))	31,866	91,710
Prepaid expenses and other current assets	465,608	134,981
	10,688,543	6,289,507

Investments (notes 3 and 4)	78,933	80,687
Reclamation deposit (note 7)	603,062	260,087
Property and equipment (note 5)	1,638,280	197,224
Mineral properties (note 6)	49,563,134	49,571,061

	$62,571,952	$56,398,566

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities (note 11)	$1,188,041	$711,091

Warrant liability (notes 3 and 8)	-	1,562,544
Future income tax liability (note 14)	4,103,278	6,951,570

Stockholders’ equity (note 8):
Common stock authorized – unlimited, no par value
Issued – 113,849,475 (2010 – 96,439,496)	123,925,404	100,062,385
Additional paid in capital	10,950,108	9,192,426
Accumulated other comprehensive income	26,875	13,125
Deficit accumulated during exploration and development stage	(77,621,754)	(62,094,575)
	57,280,633	47,173,361

	$62,571,952	$56,398,566

Commitments (note 6 and 10)

Contingencies (note 9)

Subsequent Events (note 6(b), 9, and 17)

The accompanying notes are an integral part of these consolidated financial statements.

F -5

MIDWAY GOLD CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2011, 2010, and 2009
and for the period from Inception (May 14, 1996) to December 31, 2011

				Cumulative
				period from
				inception (May
	Year ended	Year ended	Year ended	14,1996) to
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2011
				(unaudited)
Expenses
Consulting	$369,764	$128,676	$100,756	$1,122,629
Depreciation	169,694	79,302	118,916	858,280
Gain on sale of subsidiary	-	-	-	(2,806,312)
Interest and bank charges	20,451	5,670	28,500	912,204
Investor relations	143,821	138,257	72,166	1,379,828
Legal, audit and accounting	771,680	268,087	493,568	3,384,122
Management fees	(5,818)	(19,141)	(29,271)	210,770
Mineral exploration expenditures (see schedule)	11,019,712	3,578,717	1,041,425	58,500,650
Mineral property interests written-off	251,903	119,980	-	4,643,637
Mineral property interests recovered	-	(60,120)	-	(60,120)
Office and administration	485,707	209,767	203,361	1,998,214
Salaries and benefits	4,911,488	1,668,094	1,693,147	14,225,552
Transfer agent and filing fees	246,010	114,536	91,503	845,322
Travel	231,270	201,089	110,104	1,211,005
Operating loss	18,615,682	6,432,914	3,924,175	86,425,781

Other income (expenses):
Foreign exchange gain	542,538	320,623	832,783	1,528,531
Loss on change in fair value of warrant liability	(592,026)	(643,674)	-	(1,235,700)
Interest and investment income	36,319	10,453	15,260	889,644
Gain (loss) on disposal of property and equipment	532,052	38	(3,057)	526,149
Gain on sale of investments (note 4)	-	-	53,850	44,077
Investment write down (note 4)	-	-	(100,000)	(130,000)
Unrealized gain (loss) on investments (note 4)	(15,504)	7,442	-	(600,287)
Other income	(17,654)	60	-	69,627
	485,725	(305,058)	798,836	1,092,041

Net loss before income tax	18,129,957	6,737,972	3,125,339	85,333,740
Income tax recovery (note 14)	2,602,778	911,000	483,163	7,711,986

Net loss	$15,527,179	$5,826,972	$2,642,176	$77,621,754

Basic and diluted net loss per share	$0.15	$0.07	$0.04

Weighted average number of shares outstanding	106,992,452	85,133,343	73,050,522

The accompanying notes are an integral part of these consolidated financial statements.

F -6

MIDWAY GOLD CORP.

Consolidated Statements of COMPREHENSIVE Loss

(Expressed in Canadian dollars)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Net loss for the period before other comprehensive loss	$15,527,179	$5,826,972	$2,642,176
Unrealized (gain) loss on investment (note 4)	(13,750)	(13,125)	(53,850)
Realized gain on sale of investments	-	-	53,850
Comprehensive loss	$15,513,429	$5,813,847	$2,642,176

The accompanying notes are an integral part of these consolidated financial statements.

F -7

MIDWAY GOLD CORP.

Consolidated statements of cash flows

(Expressed in Canadian dollars)

				Cumulative period
	Year ended	Year ended	Year ended	from inception (May
	December 31,	December 31,	December 31,	14,1996) to December
	2011	2010	2009	31, 2011
Cash provided by (used in):
Operating activities:
Net loss	$(15,527,179)	$(5,826,972)	$(2,642,176)	$(77,621,754)
Items not involving cash:
Depreciation	169,694	79,302	118,916	858,280
Stock-based compensation	3,626,681	838,601	1,152,238	10,601,413
Unrealized foreign exchange loss (gain)	(245,514)	(469,035)	(1,023,349)	(1,574,524)
Investment write down	-	-	100,000	130,000
Unrealized (gain) loss on investment	15,504	(7,442)	-	600,287
Non-cash interest expense	-	-	-	234,765
Loss on change in liability of warrants	592,026	643,674	-	1,235,700
Future income tax recovery	(2,602,778)	(911,000)	(483,163)	(7,711,986)
Gain on sale of subsidiary	-	-	-	(2,806,312)
Loss (gain) on disposal of property and equipment	(532,052)	(38)	3,057	(526,149)
Gain on sale of investments	-	-	(53,850)	(44,077)
Mineral property interests written off	251,903	119,980	-	4,643,637
Mineral property interest recovery	-	(60,120)	-	(60,120)
Change in non-cash working capital items:
Amounts receivable	59,844	29,025	(32,501)	(13,579)
Prepaid expenses	(330,627)	(120,893)	16,489	(485,650)
Accounts payable and accrued liabilities	476,948	308,073	26,088	1,283,044
	(14,045,550)	(5,376,845)	(2,818,251)	(71,257,025)
Investment activities:
Proceeds on sale of subsidiary	-	-	-	254,366
Proceeds on disposal of property and equipment	-	3,321	17,886	22,820
Proceeds on disposal of mineral property	1,105,543	-	-	1,339,002
Proceeds on sale of investments	-	-	300,525	321,852
Mineral property acquisitions	(817,466)	(439,203)	(926,210)	(22,093,690)
Deferred acquisition costs	-	-	-	(23,316)
Purchase of property and equipment	(1,610,750)	(192,824)	(10,302)	(3,510,569)
Reclamation deposit	(342,975)	19,039	238,585	(1,018,445)
	(1,665,648)	(609,667)	(379,516)	(24,707,980)
Financing activities:
Advance from Red Emerald Ltd.	-	-	-	12,010,075
Common stock issued, net of issue costs	19,839,451	10,309,006	3,521,651	87,821,394
Promissory note	-	-	-	2,000,000
Repayment of promissory note	-	-	(1,000,000)	(2,000,000)
Convertible debenture	-	-	-	6,324,605
	19,839,451	10,309,006	2,521,651	106,156,074

Increase (decrease) in cash and cash equivalents	4,128,253	4,322,494	(676,116)	10,191,069
Cash and cash equivalents, beginning of period	6,062,816	1,740,322	2,416,438	-
Cash and cash equivalents, end of period	$10,191,069	$6,062,816	$1,740,322	$10,191,069

Supplementary information (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

F -8

MIDWAY GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

For the period from Inception (May 14, 1996) to December 31, 2011
(Expressed in Canadian dollars, except shares)

					Accumulated
				Accumulated	deficit during
				other	the	Total
	Number of	Common	Additional	comprehensive	development	stockholders’
	shares	stock	paid-in capital	loss	stage	equity
Balance, May 14, 1996 (date of inception)	-	$-	$-	$-	$-	$-
Shares issued:
Private placements	700,000	168,722				168,722
Net loss	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	700,000	168,722			(114,800)	53,922
Shares issued:
Initial public offering	2,025,000	590,570	-	-	-	590,570
Principal shares	750,000	7,500	-	-	-	7,500
Private placement	1,000,000	1,932,554	321,239	-	-	2,253,793
Exercise of share purchase warrants	1,000,000	2,803,205	-	-	-	2,803,205
Acquisition of mineral property interest	1,000,000	2,065,500	-	-	-	2,065,500
Finder’s fee	150,000	309,825	-	-	-	309,825
Net loss	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	6,625,000	7,877,876	321,239	-	(2,142,472)	6,056,643
Shares issued:
Exercise of share purchase warrants	100,000	332,124	(32,124)	-	-	300,000
Acquisition of mineral property interest	200,000	246,000	-	-	-	246,000
Finder’s fee	150,000	224,250	-	-	-	224,250
Net loss	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	7,075,000	8,680,250	289,115	-	(4,086,146)	4,883,219
Consolidation of shares on a two for one basis	(3,537,500)	-	-	-	-	-
Net loss	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	3,537,500	8,680,250	289,115	-	(6,464,209)	2,505,156
Net loss	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	3,537,500	8,680,250	289,115	-	(11,182,253)	(2,212,888)
Net earnings	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	3,537,500	8,680,250	289,115	-	(8,754,997)	214,368
Shares issued:
Private placement	4,824,500	2,133,786	246,839	-	-	2,380,625
Exercise of share purchase warrants	4,028,000	1,007,000	-	-	-	1,007,000
Exercise of stock options	32,000	12,800	-	-	-	12,800
Financing shares issued	31,250	35,000	-	-	-	35,000
Acquisition of mineral property interest	4,500,000	3,600,000	-	-	-	3,600,000
Share issue costs	-	(544,260)	-	-	-	(544,260)
Stock-based compensation	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares issued:
Private placement	700,000	638,838	201,162	-	-	840,000
Exercise of share purchase warrants	294,500	73,625	-	-	-	73,625
Share issue costs	-	(19,932)	-	-	-	(19,932)
Stock-based compensation	-	-	531,000	-	-	531,000
Net loss	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	17,947,750	15,617,107	1,295,116		(11,765,327)	5,146,896
Shares issued:
Private placement	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of share purchase warrants	213,500	300,892	(46,267)	-	-	254,625
Exercise of stock options	250,000	157,000	(27,000)	-	-	130,000
Share issue costs	-	(183,512)	-	-	-	(183,512)
Stock-based compensation	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004 carried forward	20,645,650	18,013,756	2,338,734	-	(14,760,029)	5,592,461

The accompanying notes are an integral part of these consolidated financial statements.

F -9

MIDWAY GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) -Continued

For the period from Inception (May 14, 1996) to December 31, 2011
(Expressed in Canadian dollars, except shares)

					Accumulated
				Accumulated	deficit during
				other	the	Total
	Number of	Common	Additional	comprehensive	development	stockholders’
	shares	stock	paid-in capital	loss	stage	equity
Balance, December 31, 2004 brought forward	20,645,650	$18,013,756	$2,338,734	$-	$(14,760,029)	$5,592,461
Shares issued:
Private placement	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of stock options	165,500	124,364	(31,964)	-	-	92,400
Exercise of share purchase warrants	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share issue costs	-	(184,660)	-	-	-	(184,660)
Stock-based compensation	-	-	488,075	-	-	488,075
Net loss	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock-based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock-based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investments	-	-	-	(120,000)	-	(120,000)
Adjustment of future income tax liability to
mineral properties	-	-	-	-	(389,955)	(389,955)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,460,033)	48,303,130
Shares issued:
Private placement	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	(139,705)	-	-	-	(139,705)
Stock-based compensation	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	64,821,664	88,181,641	6,170,544	-	(53,625,427)	40,726,758
Shares issued:
Exercise of stock options	33,333	32,815	(11,164)	-	-	21,651
Exercise of share purchase warrants	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock-based compensation	-	-	1,152,238	-	-	1,152,238
Unrealized gain on investment	-	-	-	53,850	-	53,850
Realized gain on sale of investments	-	-	-	(53,850)	-	(53,850)
Net loss	-	-	-	-	(2,642,176)	(2,642,176)
Balance, December 31, 2009, carried forward	77,354,997	92,670,965	6,355,109	-	(56,267,603)	42,758,471

The accompanying notes are an integral part of these consolidated financial statements.

F -10

MIDWAY GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued

For the period from Inception (May 14, 1996) to December 31, 2011
(Expressed in Canadian dollars, except shares)

					Accumulated
				Accumulated	deficit during
				other	the	Total
	Number of	Common	Additional	comprehensive	development	stockholders’
	shares	stock	paid-in capital	loss	stage	equity
Balance, December 31, 2009, brought forward	77,354,997	$92,670,965	$6,355,109	$-	$(56,267,603)	$42,758,471
Shares issued:
Private placement	1,333,333	514,365	285,635	-	-	800,000
Public offerings	17,738,666	8,294,058	1,504,996	-	-	9,799,054
Share issue costs	-	(1,431,027)	212,109	-	-	(1,218,918)
Exercise of share purchase warrants	12,500	14,024	(4,024)	-	-	10,000
Stock-based compensation	-	-	838,601	-	-	838,601
Unrealized gain on investment	-	-	-	13,125	-	13,125
Net loss	-	-	-	-	(5,826,972)	(5,826,972)
Balance, December 31, 2010	96,439,496	100,062,385	9,192,426	13,125	(62,094,575)	47,173,361
Shares issued:
Exercise of share purchase warrants	8,611,356	10,849,874	(1,578,554)	-	-	9,271,320
Exercise of stock options	729,997	743,200	(290,451)	-	-	452,749
Bought deal offering	7,500,000	11,742,000	-	-	-	11,742,000
Share issuance under At-the-Market Program	568,626	1,518,845	-	-	-	1,518,845
Share issue costs	-	(990,900)	-	-	-	(990,900)
Stock-based compensation	-	-	3,626,687	-	-	3,626,687
Unrealized gain on investment	-	-	-	13,750	-	13,750
Net loss	-	-	-	-	(15,527,179)	(15,527,179)
Balance, December 31, 2011	113,849,475	$123,925,404	$10,950,108	$26,875	$(77,621,754)	$57,280,633

The accompanying notes are an integral part of these consolidated financial statements.

F -11

MIDWAY GOLD CORP.
Schedule of Mineral Exploration EXPENDITURES
(Expressed in Canadian dollars)

				Cumulative
				period from
				inception (May
	Year ended	Year ended	Year ended	14,1996) to
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2011
Exploration costs incurred are summarized as follows:
Tonopah project
Assays and analysis	$216,849	$(12,412)	$21,386	$532,892
Communication	-	-	-	9,513
Drilling	780,865	9,800	2,031	2,834,846
Engineering and consulting	283,414	54,331	129,768	4,432,855
Environmental	2,440	7,302	6,239	236,138
Field office and supplies	30,143	10,859	24,504	266,151
Legal	17,259	36,398	38,802	165,346
Property maintenance and taxes	114,403	33,915	43,142	558,809
Reclamation costs	3,377	4,166	(983)	34,326
Reproduction and drafting	2,643	-	-	23,446
Salaries and labor	247,954	32,244	97,328	866,851
Travel, transportation and accommodation	68,868	11,271	20,244	472,809
	1,768,215	187,874	382,461	10,433,982
Spring Valley project
Assays and analysis	-	-	-	3,329,900
Communication	-	-	-	10,307
Drilling	-	-	(152)	10,261,359
Engineering and consulting	191,172	62,614	2,396	2,632,451
Environmental	-	-	-	300,445
Equipment rental	-	-	-	64,651
Field office and supplies	255	785	2,387	549,246
Legal	70,895	8,987	46,744	435,675
Operator fee	-	-	-	108,339
Property maintenance and taxes	(144)	10,204	26,764	487,921
Reclamation costs	127	135	(53,078)	30,873
Reproduction and drafting	324	-	-	30,048
Salaries and labor	18,382	19,201	94,755	1,259,668
Travel, transportation and accommodation	4,620	4,327	4,117	856,725
	285,631	106,253	123,933	20,357,608
Pan project
Assays and analysis	257,576	96,138	-	928,081
Drilling	1,338,550	1,181,447	-	3,770,537
Engineering and consulting	2,453,700	716,530	10,366	3,557,825
Environmental	533,422	147,874	-	696,156
Field office and supplies	496,282	94,977	11,835	673,602
Legal	169,117	125,572	625	304,632
Property maintenance and taxes	416,807	160,952	88,538	869,604
Reclamation costs	(85,335)	3,006	-	(14,766)
Reproduction and drafting	66,290	-	-	72,028
Salaries and labor	887,445	381,766	81,878	2,023,908
Travel, transportation and accommodation	196,492	138,038	2,840	473,833
	6,730,346	3,046,300	196,082	13,355,440
Sub-total balance carried forward	$8,784,192	$3,340,427	$702,476	$44,147,030

The accompanying notes are an integral part of these consolidated financial statements.

F -12

MIDWAY GOLD CORP.
Schedule of Mineral Exploration EXPENDITURES - continued
(Expressed in Canadian dollars)

				Cumulative
				period from
				inception (May
	Year ended	Year ended	Year ended	14,1996) to
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2011
Sub-total balance brought forward	$8,784,192	$3,340,427	$702,476	$44,147,030
Burnt Canyon project
Assays and analysis	20,900	-	-	42,821
Drilling	170,031	-	-	170,031
Engineering and consulting	33,376	-	971	58,112
Environmental	-	-	462	462
Field office and supplies	2,123	37	1,253	3,818
Legal	1,402	-	614	4,230
Property maintenance and taxes	13,611	14,443	14,995	63,835
Reproduction and drafting	-	-	5,036	5,036
Salaries and labor	15,594	-	-	18,517
Travel, transportation and accommodation	12,137	-	1,097	16,279
	269,174	14,480	24,428	383,141
Thunder Mountain project
Assays and analysis	-	-	-	14,568
Drilling	-	-	-	77,956
Engineering and consulting	-	-	1	706
Environmental	-	-	-	1,717
Field office and supplies	152	-	1,041	1,193
Property maintenance and taxes	82	2,657	3,776	18,987
Reclamation costs	5,365	-	(2,955)	4,787
Salaries and labor	1,628	-	-	3,675
Travel, transportation and accommodation	-	-	-	55
	7,227	2,657	1,863	123,644
Gold Rock project
Assays and analysis	130,549	33,864	4,045	190,543
Drilling	945,484	-	7,137	1,052,385
Engineering and consulting	106,642	48,490	5,538	270,007
Environmental	84,666	359	-	85,559
Field office and supplies	55,010	2,911	5,711	79,763
Legal	15,826	702	46	28,273
Property maintenance and taxes	117,658	73,395	78,704	423,695
Reclamation costs	23,582	866	738	25,186
Reproduction and drafting	35,077	-	-	35,416
Salaries and labor	177,044	199	1,303	215,363
Travel, transportation and accommodation	25,344	12,979	693	58,222
	1,716,882	173,765	103,915	2,464,412
Golden Eagle project
Assays and analysis	-	-	21,690	21,690
Drilling	-	-	3,638	3,638
Engineering and consulting	205,417	34,430	114,500	380,982
Field office and supplies	80	298	1,627	2,265
Legal	1,950	-	9,486	21,519
Property maintenance and taxes	9,750	9,265	2,362	21,377
Salaries and labor	8,057	319	62	8,438
Travel, transportation and accommodation	6,287	-	8,734	21,065
	231,541	44,312	162,099	480,974
Sub-total balance carried forward	$11,009,016	$3,575,641	$994,781	$47,599,201

The accompanying notes are an integral part of these consolidated financial statements.

F -13

MIDWAY GOLD CORP.
Schedule of Mineral Exploration EXPENDITURES - continued
(Expressed in Canadian dollars)

				Cumulative
				period from
				inception (May
	Year ended	Year ended	Year ended	14,1996) to
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2011
Sub-total balance brought forward	$11,009,016	$3,575,641	$994,781	$47,599,201
Abandoned properties
Acquisition costs and option payments	-	-	-	40,340
Assays and analysis	-	-	-	53,791
Communications	-	-	-	119,734
Drilling	-	-	3,046	848,921
Engineering and consulting	-	-	11	3,272,236
Equipment rental	-	-	-	348,377
Field office and supplies	-	-	1,276	306,551
Foreign exchange gain	-	-	-	(38,134)
Freight	-	-	-	234,956
Geological and geophysical	-	-	-	63,481
Interest on convertible loans	-	-	-	1,288,897
Legal and accounting	-	-	4,290	462,534
Marketing	-	-	-	91,917
Mining costs	-	-	-	693,985
Processing and laboratory supplies	-	-	-	941,335
Property maintenance and taxes	-	-	16,936	447,610
Reclamation costs	(201)	-	1,695	38,509
Recoveries	150	-	-	(39,850)
Reproduction and drafting	-	-	-	1,179
Security	-	-	-	350,584
Salaries and labor	-	-	-	19,203
Travel, transportation and accommodation	-	-	490	429,499
Utilities and water	-	-	-	59,425
	(51)	-	27,744	10,035,080
Property investigations
Assays and analysis	1,277	2,160	11,190	175,396
Drilling	-	-	-	169,129
Engineering and consulting	-	208	-	210,391
Environmental	-	-	-	22,761
Field office and supplies	(38)	542	2,018	19,994
Legal	-	-	-	10,952
Property maintenance and taxes	-	-	-	123,230
Reclamation costs	118	117	174	3,048
Reproduction and drafting	-	-	-	4,942
Salaries and labor	7,630	-	-	11,304
Travel, transportation and accommodation	1,760	49	5,518	115,222
	10,747	3,076	18,900	866,369
	$11,019,712	$3,578,717	$1,041,425	$58,500,650

The accompanying notes are an integral part of these consolidated financial statements.

F -14

1.	Nature and continuance of operations

Midway Gold Corp. (the “Company” or “Midway”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The Company has not generated any revenues from operations. These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. The Company has incurred losses for the year ended December 31, 2011, 2010 and 2009 of $15,527,179, $5,826,972 and $2,642,176, respectively, and since inception of May 14, 1996 to December 31, 2011 resulting in an accumulated deficit of $77,621,754; further losses are anticipated in the development of its business. Management believes that the Company’s cash on hand of $10,191,069 at December 31, 2011 is sufficient to finance exploration activities and operations through at least the next twelve months. Additionally, on April 21, 2011 the Company was issued a final receipt for a Short Form Prospectus by the Alberta, British Columbia and Ontario Securities Commissions and the Securities and Exchange Commission in the United States to offer up to US$60,000,000 of the Company’s common shares. On June 6, 2011 the company closed on US$12,000,000 of the US$60,000,000 in a bought deal public offering (note 8). Additionally, on September 23, 2011 the Company announced that it had established an “At-the-Market” (“ATM”) issuance program where it may sell up to a maximum of 6,000,000 of its common shares. Through December 31, 2011 the Company has issued 568,626 shares under the program totaling an additional $1,518,845 of the $US60,000,000. The Company’s ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully raise additional financing for the substantial capital expenditures required to achieve planned principal operations. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

2.	Significant accounting policies

(a)	Basis of presentation

These consolidated financial statements have been prepared under accounting principles generally accepted in the United States of America (“US GAAP”). There are no major differences between International Financial Reporting Standards (“IFRS”) and US GAAP, which affect the Company. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company meets the definition of a development stage enterprise under SEC Guide 7. The Company is required to provide additional disclosures from its date of inception, or the date the Company was reactivated to undertake development stage activities; therefore, the statement of operations, stockholder equity and comprehensive loss and cash flows include cumulative amounts from May 14, 1996 to December 31, 2011.

(b)	Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. To limit its credit risk exposure for amounts in excess of federally insured limits, the Company places its deposits with financial institutions of high credit standing.

F -15

2.	Significant accounting policies (continued)

(c)	Property and Equipment

All items of property and equipment are carried at cost less depreciation not in excess of their estimated net realizable value.  Normal maintenance and repairs are charged to operations while expenditures for major maintenance and betterments are capitalized.  Gains or losses on disposition are recognized in operations.

Depreciation of property and equipment is computed using straight-line methods over the estimated economic lives, as follows:

Buildings and leasehold improvements	5 years to 27.5 years
Computer equipment and software	3 years to 5 years
Trucks and autos	3 years
Office equipment	5 years
Field equipment	5 years

(d)	Mineral properties

The Company concluded that mineral rights meet the definition of tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights.

Costs of exploring, carrying and retaining unproven properties are expensed as incurred.

(e)	Asset retirement obligations

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The Company accrues its ongoing surface disturbance asset retirement obligations within accounts payable and accrued liabilities (December 31, 2011 - $7,805; December 31, 2010 - $41,445).

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

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either due to impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the asset exceeds its fair value. While the Company incurred losses from operations, these losses have not been in excess of planned expenditures on the specific mineral properties in order to ultimately realize their value.

F -16

2.	Significant accounting policies (continued)

(g)	Stock-based compensation

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

Basic net loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive. At December 31, 2011, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 2,553,335 (December 31, 2010 – 16,190,673; December 31, 2009 – 3,971,666).

F -17

2.	Significant accounting policies (continued)

(j)	Foreign currency translation

Transactions and account balances originally stated in currencies other than the Canadian dollar have been translated into Canadian dollars as follows:

▪	Revenue and expense items are translated at the average exchange rate for the quarter in which they are incurred.

▪	Non-monetary assets and liabilities at the rate of exchange in effect on the dates the assets were acquired or the liabilities were incurred.

▪	Monetary assets and liabilities at the exchange rate at the balance sheet date.

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

ASC Section 815-40-55 requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value each reporting period.

(m)	Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of impairment of mineral properties and equipment, useful lives for amortization, valuation allowances for future income tax assets, fair value of non-cash stock-based compensation and reclamation and environmental obligations. Actual results, as determined by future events, may differ from these estimates.

(n)	Recently adopted accounting standards

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

F -18

2.	Significant accounting policies (continued)

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

The adoption of this standard had no impact on the financial statements.

(o)	Recently Issued Accounting Standards Updates

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

Accounting Standards Update No. 2011-05: Presentation of Comprehensive Income 2011-05

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" (ASU 2011-12), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05, as amended by ASU 2011-12, is effective for us on January 1, 2012. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

(p)	Comparative figures

Certain of the comparative figures have been reclassified to conform to the presentation in the current year.

F -19

3.	Fair Value Measurements

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

The determination of fair value for financial reporting purposes at December 31, 2011 utilizing the applicable framework is as follows:

	Quoted Prices in
	Active	Significant
	Markets for	other	Significant	Total at
	Identical	observable	unobservable	December 31,
Financial Instrument	Assets	inputs	inputs	2011
Available-for-sale securities	$70,000	$-	$-	$70,000
Derivatives	-	8,933	-	8,933
Total	$70,000	$8,933	$-	$78,933

Financial instruments measured at fair value as at December 31, 2010 were as follows:

	Quoted Prices in
	Active	Significant
	Markets for	other	Significant	Total at
	Identical	observable	unobservable	December 31,
Financial Instrument	Assets	inputs	inputs	2010
Available-for-sale securities	$-	$56,250	$-	$56,250
Derivatives	-	-	24,437	24,437
Total	$-	$56,250	$24,437	$80,687

Warrant liability	$-	$1,562,544	$-	$1,562,544

F -20

3.	Fair Value Measurements (continued)

The table below sets forth a summary of changes to the Company’s level 3 financial assets for year ended December 31, 2011:

	Available-for-sale
	securities	Derivatives	Total Assets
Balance at beginning of period	-	$24,437	$24,437
Change in Fair Market Value	-	$(15,504)	$(15,504)
Reclassification to Level 2	-	$(8,933)	$(8,933)
Balance at end of period	-	$-	$-

4.	Investments

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

Subsequent to February 27, 2011, the date trading restrictions were removed, the NVX common shares were reclassified to Level 1 and the 25% discount was not applied to the December 31, 2011 fair value.

The NVX Warrants are considered derivatives. At December 31, 2010 they were categorized as Level 3 and were fair valued using the Black-Scholes valuation model and a discount of 25% applied to their fair value on the date of receipt and on December 31, 2010. The following assumptions were used on the date of receipt: expected life of 2 years; volatility of 100%; no dividend yield; and a risk free interest rate of 1.42%. The NVX Warrants will be revalued each reporting period with gains or losses recorded in the Statement of Operations. The following assumptions were used on December 31, 2010: expected life of 1.8 years; volatility of 100%; no dividend yield; and a risk free interest rate of 1.66%. With the trading restriction expiration on February 27, 2011 the Warrants were reclassified from Level 3 to Level 2. The following Black-Scholes valuation assumptions were used on December 31, 2011: expected life of 0.82 years; volatility of 68%; no dividend yield; and a risk free interest rate of 0.91%.

	December 31, 2011
	Number of		Accumulated
	shares or		unrealized
	warrants	Cost	gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$26,875	$70,000
Warrants	250,000	16,995	(8,062)	8,933
Total investments		$60,120	$18,813	$78,933

	December 31, 2010
	Number of		Accumulated
	shares or		unrealized
	warrants	Cost	gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$13,125	$56,250
Warrants	250,000	16,995	7,442	24,437
Total investments		$60,120	$20,567	$80,687

F -21

4.	Investments (continued)

During the year ended December 31, 2011, the Company recorded a net unrealized gain on the common shares of NVX of $13,750 in accumulated other comprehensive income and a net unrealized loss on the NVX Warrants of $15,504 in the Statement of Operations for the difference in the fair value at December 31, 2011 as compared to December 31, 2010.

During the year ended December 31, 2010 the Company recorded an unrealized gain on the common shares of NVX of $13,125 in accumulated other comprehensive income and an unrealized gain on the NVX Warrants of $7,442 in the Statement of Operations for the difference in the fair value at December 31, 2010 and October 26, 2010.

During the year ended December 31, 2009, the Company realized a gain of $61,620, offset by the $7,770 write-down on Rye Patch Gold Corp. (“Rye Patch”) for the difference in value at March 31, 2009 and December 31, 2008 for a net gain of $53,850. The Company sold all of its 1,844,500 common shares of Rye Patch for proceeds of $300,525. The Company recognized an investment write-down of $100,000 for 1,000,000 share purchase warrants of Rye Patch that expired unexercised on September 28, 2009 in the statement of operations.

5.	Property and Equipment

At December 31, 2011 and 2010, property and equipment consisted of the following:

	2011	2010

Land	$536,854	$-
Buildings and leasehold improvements	434,864	-
Computer equipment and software	497,317	288,420
Trucks and autos	293,946	138,853
Office equipment	133,893	79,049
Field equipment	247,826	68,953
Subtotal	2,144,700	575,275
Accumulated depreciation	(506,420)	(378,051)
Totals	$1,638,280	$197,224

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $169,694, $79,302 and $118,916, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

F -22

6.	Mineral properties

The continuity of expenditures on mineral property acquisitions is as follows:

	December 31,			December 31,
Mineral property	2010	Additions	Written off	2011
Tonopah (formerly Midway)	$7,036,314	$288,272	$-	$7,324,586
Spring Valley	5,664,517	44,430	(609,788)	5,099,159
Pan	33,807,508	213,156	-	34,020,664
Gold Rock	628,324	234,788	-	863,112
Burnt Canyon	178,785	73,118	(251,903)	-
Golden Eagle	2,255,613	-	-	2,255,613
	$49,571,061	$853,764	$(861,691)	$49,563,134

	December 31,			December 31,
Mineral property	2009	Additions	Written off	2010
Tonopah	$7,036,314	$-	$-	$7,036,314
Spring Valley	5,664,517	-	-	5,664,517
Pan	33,632,806	174,702	-	33,807,508
Roberts Gold	119,980	-	(119,980)	-
Gold Rock	422,834	205,490	-	628,324
Burnt Canyon	119,774	59,011	-	178,785
Golden Eagle	2,255,613	-	-	2,255,613
	$49,251,838	$439,203	$(119,980)	$49,571,061

(a)	Tonopah property, Nye County, Nevada

Through a series of agreements, amendments and payments the Company acquired a 100% interest in the Tonopah property subject only to a sliding scale royalty on Net Smelter Returns (“NSR”) from any commercial production of between 2% to 7%, based on changes in gold prices and an advance minimum royalty, recoverable from commercial production, of $287,670 (US$300,000) per year on each August 15.

On September 29, 2009 the optionors agreed to waive the US$300,000 payment that would have otherwise been due on August 15, 2010.

On July 1, 2009, and amended on October 14, 2009, the Company agreed with the Town of Tonopah (“Tonopah”) and Lumos & Associates (“Lumos”) to fund a study to identify the best alternatives with which to maximize the treatment and dewatering of water at a possible mine at the Midway Project for possible municipal use and/or re-injection and to minimize the need for redundant facilities for the benefit of the Company and Tonopah. Tonopah contracted with Lumos to prepare a preliminary engineering report to identify the best alternatives to which the Company agreed to fund up to US$105,120 of which $79,120 (US$74,294) had been paid or accrued by December 31, 2009 and the balance funded during the 2010 fiscal year.

(b)	Spring Valley property, Nevada

The Company signed an exploration and option to joint venture agreement (the “Barrick Agreement”) with Barrick Gold Exploration Inc., a wholly owned subsidiary of Barrick Gold Corporation, effective on March 9, 2009, on the Spring Valley gold project that superseded a term sheet executed on October 17, 2008. Barrick is granted the exclusive right to earn a 60% interest in the project by spending US$30,000,000 on the property over five years. Barrick may increase its interest by 10% (70% total) by spending an additional US$8,000,000 in the year immediately after vesting at 60%. At the Company’s election, Barrick may also earn an additional 5% (75% total) by carrying the Company to a production decision and arranging financing for the Company’s share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established. The Company will coordinate geologic and administrative activities under the direction of Barrick, billing monthly at cost plus an administrative fee of 5%.

F -23

6.	Mineral properties (continued)

At December 31, 2011, the Company had an amount receivable of $6,537 (US$6,428) (December 31, 2010: $62,769 (US$63,110) for recoverable salaries and expenses from Barrick pursuant to the Barrick Agreement, which was subsequently paid.

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

In 2009, the Company completed the purchase of 28 claims contiguous to the Spring Valley Claims under the option from September 1, 2003 subject to the vendor’s 2% NSR royalty.

On April 25, 2006, the Company entered into a mineral lease agreement and option to purchase 12 unpatented lode mining claims for US$600,000. The Company paid $13,580 (US$12,000) on signing, $26,746 (US$24,000) on April 25, 2007 and $36,587 (US$36,000) on April 25, 2008 and each year thereafter to maintain the option. The April 25, 2009, April 25, 2010, and April 25, 2011 payments of US$36,000 in each year were paid directly by Barrick. The option payments can be credited against the purchase price. The owner retained a 3% NSR royalty.

On July 18, 2008, the Company paid its annual payment of $20,836 (US$20,000) to Dave Rowe and Randall Stoeberl to maintain its option to purchase 97 unpatented mining claims. On July 18, 2009 and July 18, 2010 Barrick paid the annual payments of US$20,000 directly. Alternatively Midway can purchase these claims for US$600,000 with any payments already paid credited against the total. Mr. Rowe and Mr. Stoeberl retained a 3% NSR royalty from commercial production on these claims.

On October 30, 2006, the Company entered into a mineral lease agreement and option to purchase two (2) unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalties payable. The Company paid $2,252 (US$2,000) on execution, $3,812 (US$4,000) on October 30, 2007, $6,090 (US$5,000) on October 30, 2008 and must pay US$6,000 on each October 30 annually thereafter. On October 30, 2009, October 30, 2010 and October 30, 2011 Barrick paid the US$6,000 directly. The Company has the option to purchase each claim for a price of US$100,000. Any advance royalties paid will be credited against the purchase price.

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

On or prior to the first date of each month Barrick paid Midway’s US$1,000 a month option payment totaling US$12,000 to George D. Duffy and the Estate of Margaret Suverkoop Duffy to maintain its option to purchase 2 unpatented lode mining claims.  Alternatively Midway can purchase these claims for US$500,000 with any payments already paid credited against the total.

On May 5, 2006, the Company purchased land and mineral rights of 920 gross acres, 320 acres net surface, 770 acres net mineral, (the “Seymork Parcel”) from Seymork Investments Ltd. (“Seymork”) for $221,400

F -24

6.	Mineral properties (continued)

(US$200,000), subject to a 3% NSR royalty on any production and sale of metals from the claims. On June 11, 2008 the Court settled a long standing title dispute to this ground validating the Company’s claim to the Seymork Parcel. The settlement allowed the Company to purchase two promissory notes secured against the property for approximately $609,788 (US$598,000) in July 2008.

On June 10, 2011, the Company received a check in the amount of $1,105,543 (US$1,144,929), which the Company subsequently negotiated. The check was accompanied with a letter instructing the Company to apply the funds to the payment of certain specified obligations arising out of the May 5, 2006 agreement between Seymork Investments Limited (“Seymork”) and the Company. On August, 23, 2011, the Company was served with a summons that it is being sued in the State of Nevada by Seymork and TGC Holdings Ltd. (“TGC”). Among other relief sought, the complaint seeks a court declaration that the foregoing sum delivered to the Company fully satisfies Seymork’s obligations arising from that May 5, 2006 agreement and two notes executed by Seymork and held by the Company.

On March 6, 2012, the Company, Seymork and its principal, and TGC and its parent company entered into a settlement agreement whereby all parties agreed to mutual releases, a joint stipulation for dismissal of the suit and reconveyance of the three deeds of trust securing Seymork’s obligations. As satisfaction for the Company’s participation, the Company retained the US$1,144,929 already received and no further amounts will be due to the Company.

In 2010, Barrick, on behalf of the Company, entered into two new agreements within the area of interest of the Barrick Agreement:

On September 15, 2010 Barrick signed an option agreement with a third party for surface and mineral rights. Option payments totalling US$150,000 are payable over five years of which Barrick paid the first and last year’s lease payments totaling US$56,250.

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

The Company assumed the January 7, 2003 mineral lease agreement with Newark Valley Mining Corp. (“NVMC”) (formerly Gold Standard Royalty Corporation (“GSRC”) and earlier the Lyle Campbell Trust) for a 100% interest in the Pan property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due. The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%. The Company must incur a minimum of US$65,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease. On January 1, 2011 the Company paid $213,156 (US$213,455). Subsequent to the year end the Company paid $299,427 (US$296,169) on January 1, 2012.

F -25

6.	Mineral properties (continued)

(d)	Gold Rock Property, Nevada

The Company assumed the March 20, 2006 mineral lease agreement with NVMC (formerly GSRC) for a 100% interest in the Gold Rock property. The Company paid an advance minimum royalty of US$30,000 in 2008 and US$45,000 by January 5, 2009. By January 5, 2010 and annually thereafter the Company must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due. The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%. The Company must incur a minimum of US$75,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease. On January 1, 2011 the Company paid $123,365 (US$132,550). Subsequent to the year end the Company paid $185,937 (US$183,914) on January 1, 2012.

On January 15, 2007 the Company entered into a mineral lease agreement with Anchor Mineral, Inc. of Kansas, for unpatented mining claims adjoining the Gold Rock project. To maintain the option the Company paid advance minimum royalty payments creditable against a 3.5% NSR production royalty of $6,007 (US$6,000) on June 1, 2008, $12,453 (US$10,000) by January 15, 2009, $20,917 (US$20,000) by January 15, 2010 and paid $29,955 (US$30,000) on January 15, 2011 and thereafter the greater of US$30,000 or the gold equivalent price which is determined by multiplying US$30,000 by a factor of the closing price of gold on the last business day in December 2011 over the closing price of gold on January 15, 2007. Subsequent to the year end the Company paid $68,218 (US$67,476) on January 1, 2012.

On January 24, 2008 the Company entered into a mineral lease agreement with Messrs. Peart and Moyle of Nevada for 13 unpatented mining claims over the Easy Junior deposit area. Subsequently Mr. Peart acquired Mr. Moyle’s interest in the subject claims. The Company paid a first annual minimum royalty of $50,220 (US$50,000) and will be required to make annual minimum royalty payments of US$50,000 for years 2 to 6; US$60,000 for years 7 to 11 and US$75,000 for year 12 and thereafter for the remainder of the fifteen year lease. On January 24, 2009 the Company paid the second annual payment of $60,760 (US$50,000), on January 13, 2010 the Company paid the third annual payment of $52,293 (US$50,000), and on January 1, 2011 the Company paid the fourth annual payment of $49,925 (US$50,000). The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 6% based on the gold price. The Company has an option to outright purchase the claims for US$5,000,000 with any minimum advance royalty payments creditable against the purchase price. Subsequent to the year end the Company paid $50,550 (US$50,000) on January 1, 2012.

On February 13, 2008 the Company entered into a mineral lease agreement with Mr. Pankow of Nevada for two (2) unpatented mining claims adjacent to the Gold Rock project. The Company paid a first annual minimum royalty of $7,727 US$7,750 and will be required make annual minimum royalty payments of US$7,750 for years 2 to 6; US$9,250 for years 7 to 11 and US$11,500 for year 12 and thereafter for the remainder of the fifteen year lease. On February 13, 2009 the Company paid the second annual payment of $9,651 (US$7,750),on February 3, 2010 the Company paid the third annual payment of $8,106 (US$7,750), and on February 1, 2011 the Company paid $7,679 (US$7,750). The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 5% based on the gold price. The Company has an option to outright purchase the claims for US$775,000 with any minimum advance royalty payments creditable against the purchase price. Subsequent to the year end the Company paid $7,743 (US$7,750) on February 1, 2012.

F -26

6.	Mineral properties (continued)

On February 13, 2008 the Company was assigned an existing lease on 10 unpatented claims (the “Claims”) adjoining the Gold Rock property by William Sheriff, a director of the Company at the time, in consideration of 30,000 common shares at a value of $88,500 (US$86,215) issued on March 31, 2008. The Company assumed the obligations of the February 15, 2004 underlying lease with Ronny Jordan and paid Mr. Jordan the first annual lease payment of $10,041 (US$10,000). During the term of the lease annual minimum royalty payments of US$15,000 will be required each February 15 thereafter. On February 15, 2009 the Company paid the year 6 annual payment of $18,680 (US$15,000),on February 1, 2010 paid the year 7 annual payment of $15,688 (US$15,000), and on February 1, 2011 the Company paid the year 8 annual payment of $14,864 (US$15,000). The Company may elect at any time during the life of the agreement to purchase a 50% interest in the Claims for US$1,000,000 and the remaining 50% interest in the Claims may be purchased for another US$1,500,000 with all royalty payments paid prior to the purchase creditable against the purchase price. A 2.5% NSR royalty was retained by Ronny Jordan and a 0.5% NSR royalty was retained by William Sheriff. Subsequent to the year end the Company paid $14,987 (US$15,000) on January 30, 2012.

(e)	Burnt Canyon Property, Nevada

On November 19, 2007, the Company entered into a mineral lease agreement and option to purchase unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalty payable. The Company paid $24,618 (US$25,000) on execution, $31,315 (US$25,000) by November 19, 2008, $31,905 (US$30,000) by November 19, 2009, $40,514 (US$40,000) by November 19, 2010 and $50,940 (US$50,000) by November 19, 2011 and each year thereafter. The Company has the option to purchase the claims for a price of US$1,000,000. Any advance royalties paid will be credited against the purchase price.

On May 1, 2008, the Company entered into a mineral lease agreement and option to purchase 20 unpatented lode mining claims for a series of annual payments as advances upon the 2% NSR royalty payable. The Company paid $9,899 (US$10,000) on execution, $11,672 (US$10,000) on May 1, 2009, $12,331 (US$12,000) May 1, 2010, $14,463 (US$15,000) on May 1, 2011 and US$20,000 by May 1, 2012 and each year thereafter. The Company has the option to purchase these claims for a total purchase of US$2,500,000. Any advance royalties paid will be credited against the purchase price.

On April 7, 2009 the Company entered into a mineral lease agreement with T.W. Properties for four (4) unpatented lode mining claims for a series of annual payments as advances upon the 3% NSR royalty payable. The Company paid $5,835 (US$5,000) on execution, $6,166 (US$6,000) on April 7, 2010 and $7,715 (US$8,000) on April 7, 2011; and further amounts are payable; US$10,000 by April 7, 2012; and US$12,000 by April 7, 2013 and each year thereafter. Any advance royalties paid will be credited against the purchase price.

On December 31, 2011, as part of management’s annual review of mineral property holdings it was determined that Burnt Canyon was impaired and was subsequently written down by the amount of $251,903.

(f)	Golden Eagle, Washington

On August 1, 2008 the Company issued 600,000 common shares at US$2.50 per common share for proceeds of US$1,500,000 by way of a private placement to Kinross Gold USA Inc. (“Kinross”); purchased a 75% interest in the Golden Eagle, Washington, project from Kinross at a cost of $1,537,950 (US$1,500,000) and purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of $500,200 (US$483,333). Kinross retained a 2% NSR royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill.

Midway completed the acquisition of the Golden Eagle property through a wholly-owned subsidiary created to hold the property. Title transfer costs were US$32,843 ($40,070).

F -27

6.	Mineral properties (continued)

In the year ended December 31, 2009, the Company staked additional claims and purchased two additional blocks of land at a cost of $177,393 to expand its Golden Eagle land property package.

The following mineral properties were written off in the year ended December 31, 2011:

(g)	Spring Valley Property, Nevada

On June 10, 2011, the Company received a check in the amount of US$1,144,929, which the Company subsequently negotiated. The check was applied as partial payment against two promissory notes that were secured against the Seymork parcels. As a result of the receipt of cash, the property was subsequently written down in the amount of $609,788.

(h)	Burnt Canyon Property, Nevada

On December 31, 2011, as part of management’s annual review of mineral property holdings it was determined that Burnt Canyon was impaired and was subsequently written down by the amount of $251,903.

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

At December 31, 2011 the Company had posted a total of $603,062 (US$592,981) reclamation deposits compared to $260,087 (US$261,499) at December 31, 2010.

8.	Share capital

(a)	The Company is authorized to issue an unlimited number of common shares.

(b)	Share issuances

(i)	During 1996, the Company issued 420,000 common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $98,722 net of issue costs. In addition the Company issued 280,000 flow-through common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $70,000.

(ii)	During 1997, the Company completed an initial public offering of 2,000,000 common shares at $0.35 per share for proceeds of $590,570, net of issue costs. In connection with this offering, the Company’s agent received a selling commission of 10% or $0.035 per share and was issued 25,000 shares as a corporate finance fee.

(iii)	During 1997, the Company issued 1,000,000 units at $2.50 per unit by way of a private placement for proceeds of $2,253,793 net of issue costs. Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at $3.00 per share until February 14, 1998. The proceeds of the financing of $2,500,000 were allocated $2,178,761 as to the common shares and $321,239 as to the warrants. During 1998 100,000 of the warrants were exercised and 900,000 expired. In connection with this private placement, the Company’s agent received a selling commission of 7.5% of the proceeds of the units sold or $0.1875 per unit and a corporate finance fee of $15,000.

F -28

8.	Share capital (continued)

(iv)	During 1997, the Company issued 750,000 common shares as performance shares for proceeds of $7,500 that were held in escrow in accordance with the rules of the regulatory authorities of British Columbia. The shares were released 25% in each of 1998, 1999, 2000 and 2001.

(v)	During 1997, pursuant to an equity participation agreement to acquire an interest in Gemstone Mining Inc. (“Gemstone”), a Utah Corporation that by agreement the creditors of Gemstone were issued 1,000,000 units of the Company on conversion of a debt of $2,065,500 (US$1,500,000). Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at US$2.00 per share that was immediately exercised for proceeds of $2,803,205 (US$2,000,000). The first one-third tranche of a conditional finders’ fee was satisfied by the issue of 150,000 common shares in connection with the acquisition of Gemstone.

(vi)	During 1998, the Company issued 100,000 common shares pursuant to the exercise of share purchase warrants for proceeds of $300,000.

(vii)	During 1998, the Company issued 200,000 common shares in connection with the acquisition of Gemstone as well as the second tranche of finder’s fee in connection with that acquisition. The Company’s option to acquire Gemstone expired on January 31, 1998 and the remaining one-third tranche were not issued.

(viii)	During 1999, the Company consolidated its issued share capital on a two old for one new basis and changed its name from Neary Resources Corporation to Red Emerald Resource Corp.

(ix)	During 2002, the Company issued 3,500,000 units at $0.25 per unit for proceeds of $875,000 by way of a short form offering document under the policies of the TSX Venture Exchange. Each unit consists of one common share and one common share purchase warrant that entitled the holder to purchase one additional common share at $0.25 per share until October 19, 2002. The Company also issued 150,000 common shares as a finance fee in connection with this offering, and issued the agent 875,000 share purchase warrants exercisable at $0.25 per share until April 19, 2004. During 2002 the Company issued 1,134,500 special warrants at $1.25 per special warrant for proceeds of $1,418,125. Each Special Warrant automatically converted to a unit comprising one common share and one share purchase warrant that entitled the holder to purchase one additional common share at $1.55 per share until November 6, 2003. The proceeds of the financing of $1,418,125 were allocated on a relative fair value basis as $1,171,286 to common shares and $246,839 as to the warrants. During 2003 all of the warrants expired unexercised. In connection with the offering the Company paid the agent a 10% commission totaling $113,450, issued the agent 40,000 common shares as a finance fee in connection with this offering, and issued the agent 170,175 share purchase warrant exercisable at $1.55 per share until July 5, 2003.

(x)	During 2002, the Company issued 4,028,000 common shares pursuant to the exercise of share purchase warrants for proceeds of $1,007,000.

(xi)	During 2002, the Company issued 32,000 common shares pursuant to the exercise of stock options for proceeds of $12,800.

(xii)	During 2002, the Company issued 31,250 common shares as additional consideration to a director who loaned the Company $780,000 bearing interest at 12% per annum. The loan and interest was repaid prior to December 31, 2002.

(xiii)	During 2002, the Company acquired Rex Exploration Corp. (“Rex”) in exchange for 4,500,000 common shares of the Company.

(xiv)	During 2003, the Company issued 700,000 units at $1.20 per unit for proceeds of $840,000 by way of a non-brokered private placement. Each unit consists of one common share and one share purchase warrant that entitled the holder to purchase one additional common share at $1.50 until May 25, 2004. The proceeds of the financing of $840,000 were allocated $638,838 as to common shares and $201,162 as to the warrants. During 2004 161,000 of the warrants were exercised and 539,000 expired. Share issue expenses were $19,932.

F -29

8.	Share capital (continued)

(xv)	During 2003, the Company issued 294,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $73,625.

(xvi)	In January 2004, the Company issued 400,000 units at $2.00 per unit for proceeds of $800,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $2.35 per share for a six month period. The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $624,593 to common shares and $175,407 as to the warrants. All of the warrants expired unexercised in 2004. The Company issued 40,000 common shares as a finder’s fee for this private placement.

(xvii)	In August 2004, the Company issued 1,020,000 units at $0.75 per unit for proceeds of $765,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $0.80 per share until August 25, 2005. All of the warrants were subsequently exercised. The Company issued 55,650 common shares as a finder’s fee for this private placement.

(xviii)	In December 2004, the Company issued 700,000 units at $0.85 per unit for proceeds of $595,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until December 20, 2005. All of the warrants were subsequently exercised. The Company issued 18,750 common shares as a finder’s fee for this private placement.

(xix)	In February 2005, the Company issued 2,500,000 units at $0.85 per unit for proceeds of $2,125,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until February 16, 2006. The proceeds of the financing of $2,125,000 were allocated on a relative fair value basis as $1,598,457 to common shares and $526,543 as to warrants. There were 23,000 warrants exercised in fiscal year 2005 and the balance exercised in fiscal year 2006. The Company issued 75,800 common shares for $64,430 and paid $69,700 in cash as a finder’s fee and incurred $26,709 in additional issue costs for this private placement.

(xx)	In July 2005, the Company issued 1,000,000 units at $1.15 per unit for proceeds of $1,150,000 by way of a private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.15 per share until July 27, 2006. The proceeds of the financing of $1,150,000 were allocated on a relative fair value basis as $995,193 to common shares and $154,807 as to warrants. All of the warrants were exercised in fiscal year 2006. The Company incurred $15,560 in issue costs.

(xxi)	In August 2005, the Company issued 500,000 units at $1.40 per unit for proceeds of $700,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant that entitled the holder to purchase one additional common share at $1.45 per share until August 22, 2006. The proceeds of the financing of $700,000 were allocated on a relative fair value basis as $608,015 to common shares and $91,985 as to warrants. All of the warrants were exercised in fiscal year 2006. The Company incurred $8,261 in issue costs.

F -30

8.	Share capital (continued)

(xxii)	In January 2006, the Company issued 40,000 common shares at a value of $88,000 pursuant to a purchase and sale agreement to purchase mining claims for the Spring Valley project.

(xxiii)	In May 2006, the Company issued 3,725,000 units at $1.80 per unit for proceeds of $6,705,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant. Each whole warrant entitled the holder to purchase one additional common share at $2.70 per share until May 16, 2007. The proceeds of the financing of $6,705,000 were allocated on a relative fair value basis as $5,998,846 to common shares and $706,154 as to warrants. The Company incurred $65,216 in issue costs. By May 16, 2007 1,725,000 of the warrants were exercised and 137,500 expired unexercised.

(xxiv)	In November 2006, the Company issued 2,000,000 units at $2.50 per unit for proceeds of $5,000,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at $3.00 per share until November 10, 2007. The proceeds of the financing of $2,000,000 were allocated on a relative fair value basis as $1,761,509 to common shares and $238,491 as to warrants. The Company paid $88,750 in finders’ fees and incurred $94,546 in issue costs for this private placement. By November 10, 2007 908,782 of the warrants were exercised and 91,218 expired unexercised.

(xxv)	In April 2007, the Company issued 7,764,109 common shares at a value of $25,000,431, 308,000 stock options at a value of $608,020 and 870,323 share purchase warrants at a value of $1,420,054 in connection with the acquisition of Pan-Nevada Gold Corporation. By December 31, 2007, 154,000 of the stock options had been exercised and 761,823 share purchase warrants had been exercised. By December 31, 2008 the remaining 108,500 share purchase warrants were exercised and 84,000 stock options had been exercised. On October 11, 2008 the final 70,000 stock options expired not exercised.

(xxvi)	In August 2007, the Company issued 2,000,000 common shares at $2.70 per common share for proceeds of $5,400,000 by way of a private placement. The Company incurred $28,000 in share issue costs.

(xxvii)	In March 2008, the Company issued 30,000 common shares at a value of $88,500 pursuant to a lease assignment of mining claims for the Gold Rock project. The Company incurred $1,489 in share issue costs.

(xxviii)	In June 2008, the Company issued 1,421,500 common shares at $2.00 per common share for proceeds of $2,843,000 by way of a private placement. The Company incurred $75,371 in share issue costs.

(xxix)	In August 2008, the Company issued 600,000 common shares at US$2.50 per common share for proceeds of $1,537,950 (US$1,500,000) by way of a private placement with Kinross Gold USA Inc. The Company incurred $39,450 in share issue costs.

(xxx)	In November 2008, the Company issued 12,500,000 units at $0.22 per unit for proceeds of $2,750,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at $0.28 per share until May 12, 2009. The proceeds of the financing of $2,750,000 were allocated on a relative fair value basis as $1,793,491 to common shares and $956,509 as to warrants. The Company incurred $23,395 in issue costs for this private placement. By May 11, 2009 all of the warrants were exercised. In the year ended December 31, 2009 all of the 12,500,000 warrants were exercised for proceeds of $3,500,000.

F -31

8.	Share capital (continued)

(xxxi)	In addition to the 84,000 stock options reported exercised in paragraph xxv, during 2008, the Company issued a further 395,000 common shares pursuant to the exercise of stock options for proceeds of $613,250.

(xxxii)	During 2009, the Company issued 33,333 common shares pursuant to the exercise of stock options for proceeds of $21,651.

(xxxiii)	In April 2010, the Company issued 1,333,333 units at $0.60 per unit for proceeds of $800,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share until October 9, 2011 at an exercise price as follows: $0.70 if exercised on or before October 9, 2010; $0.80 if exercised after October 9, 2010 but on or before April 9, 2011; and $0.90 if exercised after April 9, 2011 but on or before October 9, 2011. The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $514,365 to common shares and $285,635 as to warrants. The Company incurred $95,529 in issue costs for this private placement.

(xxxiv)	In June 2010, the Company issued 11,078,666 units at $0.60 per unit for proceeds of $6,647,199 by way of a brokered public offering in Canada and a non-brokered public offering in the United States. Each unit consisted of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share until June 16, 2012 at an exercise price of $0.80. The proceeds of the financing of $6,647,199 were allocated on a relative fair value basis as $5,142,202 to common shares and $1,504,997 as to warrants. The Company issued 658,840 agent’s warrants which entitle the holder to purchase one common share until June 16, 2012 at an exercise price of $0.80. These warrants have been recorded at the estimated fair value at the issue date of $212,109. In addition, the Company paid finders’ fees in the amount of $395,304 and incurred other cash share issue costs of $307,553.

(xxxv)	In September 2010, the Company issued 12,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $10,000.

(xxxvi)	In November 2010, the Company closed a public offering and the Company issued 6,660,000 units at US$0.60 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one common share of the Company at a price of US$0.90 per share until November 12, 2012, subject to acceleration provisions. The proceeds of the financing of $4,070,725 were allocated first to the fair value of the warrants at $918,870 with the residual amount of $3,151,855 to common shares.

The Company incurred $176,288 in issue costs and paid $244,244 to the agent as commission for this public offering. On February 9, 2011, the Company gave notice to the Warrant holders that it accelerated the expiry date of the warrants to March 14, 2011 and by that date 2,650,000 warrants were exercised and 680,000 warrants expired unexercised.

At December 31, 2011 the fair value of warrants was nil (2010- $1,562,544).

(xxxvii)	On June 6, 2011, the Company issued 7,500,000 common shares upon the close of a “bought deal” public offering for US$1.60 per share. Gross proceeds on the purchase were $11,742,000 (US$12,000,000). The Company incurred $151,839 in issue costs and paid the agent $587,100 (US$600,000) as a commission for this public offering.

(xxxviii)	On September 23, 2011, the Company announced that it had established an "At-the-Market" ("ATM") issuance program under which it may sell up to a maximum of 6,000,000 of its common shares. The ATM issuance program is available to the Company on an as needed basis. Subject to market conditions and funding requirements, the Company may, at its discretion, from time to time sell all, some, or none of the reserved shares during the term of the ATM program. Any common shares issued under the ATM program will be sold through ATM issuances in the United States. No ATM issuances will be made through the facilities of any Canadian exchange. Any ATM issuances will be made at market prices prevailing at the time of the sale and, as a result, prices may vary. During 2011, the company issued 568,626 shares pursuant to the ATM program. Proceeds received on the 568,626 common shares issued totalled $1,518,845.

F -32

8.	Share capital (continued)

(xxxix)	During 2011 the Company issued 8,611,356 common shares pursuant to the exercise of share purchase warrants. Of the 8,611,356 shares issued, 2,650,000 shares were issued pursuant to the exercise of the warrants which had an accelerated expiry date of March 14, 2011 and a fair value at December 31, 2010 of $1,562,544 as mentioned in xxxvi above. Proceeds received on the 8,611,356 common shares issued totalled $7,116,751.

Additionally, during 2011, the Company issued 729,997 common shares pursuant to the exercise of employee stock options. Proceeds received on the options exercised totalled $452,749.

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

The fair value of stock option grants is amortized over the respective vesting period. The Company recorded stock-based compensation expense, net of forfeitures, of $3,626,681 for the year ended December 31, 2011 (2010 - $838,601) for options vesting in that period of which $3,096,787 (2010 - $789,826) was included in salaries and benefits in the statement of operations, $312,794 (2010 - $48,775) was included in salaries and labor in the schedule of mineral exploration expenditures and $217,100 (2010 - $nil) was included in consulting in the statement of operations for non-employee stock-based compensation. The estimated unrecognized compensation cost from unvested options as of December 31, 2011 was approximately $1,973,839, which is expected to be recognized over the remaining vesting period of 2 years.

F -33

8.	Share capital (continued)

The weighted average grant date fair value of options granted was $1.81, $0.61 and $0.63 per option during 2011, 2010 and 2009, respectively.  The weighted average grant date fair value of options vested was $1.12, $0.42 and $0.60 per option during 2011, 2010 and 2009, respectively.

The following table summarizes annual activity for all stock options for each of the three years ended December 31, 2011:

		Weighted
		Average	Aggregate	Number of
	Number of	Exercise	Intrinsic	Shares
	Shares	Price	Value	Exercisable
Outstanding, January 1, 2009	3,094,167	$2.15	$-	2,774,167
Granted	2,415,000	$0.63	-	-
Exercised	(33,333)	$1.79	-	-
Expired	(974,167)	$2.04	-	-
Outstanding, December 31, 2009	4,501,667	$1.47	$224,583	3,971,667
Granted	2,555,000	$0.61	-	-
Exercised	-	-	-	-
Expired	(596,667)	$1.84	-	-
Outstanding, December 31, 2010	6,460,000	$1.05	$652,367	5,341,667
Granted	3,870,000	$1.80	-	-
Exercised	(729,997)	$0.62	-	-
Expired	(718,335)	$2.15	-	-
Outstanding, December 31, 2011	8,881,668	$1.36	$6,318,733	6,860,000

The following table summarizes information about outstanding stock options as of December 31, 2011:

	Options Outstanding			Options Exercisable
		Remaining	Weighted
		Contractual	Average			Aggregate
Exercise	Number of	Life (in	Exercise	Number	Weighted Average	Intrinsic
Prices	Shares	years)	Price	Exercisable	Exercise Price	Value
$0.95- $2.34	3,730,000	4.6	$1.84	2,150,000	$1.73	$855,917
$0.58 – $0.71	2,291,668	3.5	$0.61	1,850,000	$0.61	$2,817,167
$0.56 - $0.86	1,845,000	2.4	$0.72	1,845,000	$0.72	$2,596,650
$2.00 - $3.36	1,015,000	1.4	$2.42	1,015,000	$2.42	$49,000
	8,881,668		$1.36	6,860,000	$1.26	$6,318,733

(q)	Share purchase warrants

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

F -34

8.	Share capital (continued)

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

On June 16, 2010 the Company issued 5,539,333 warrants as part of a unit by way of a public offering as well as 658,840 warrants issued to agents on the same terms as the unit warrant. Each warrant entitles the holder to purchase one additional common share at $0.80 per share until June 16, 2012. The Company recorded a relative fair value of $1,504,997 as to warrants and a value of $212,109 for the agents’ warrants. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 24 months; volatility of 131%; no dividend yield; and a risk free interest rate of 1.82%.

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

A summary of the Company’s stock purchase warrant activity for each of the three years ended December 31, 2011 is presented below:

		Weighted
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Balance, December 31, 2008	12,500,000	$0.28	0.4
Issued	-	-	-
Exercised	(12,500,000)	0.28	-
Expired	-	-	-
Balance, December 31, 2009	-	$-	-
Issued	10,861,506	0.83	-
Exercised	(12,500)	0.80	-
Expired		-	-
Balance, December 31, 2010	10,849,006	$0.83	1.2
Issued	-	-	-
Exercised	(8,661,356)	0.76	-
Expired	(680,000)	0.90	-
Balance, December 31, 2011	1,557,650	$0.80	0.4

Total outstanding warrants at December 31, 2011 were 1,557,650. The exercise price on all warrants outstanding was $0.80 per share. The warrants are exercisable immediately upon issuance and expire two years from the date of issuance.

F -35

9.	Contingencies

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

On June 10, 2011, the Company received a check in the amount of US$1,144,929, which the Company subsequently negotiated. The check was accompanied with a letter instructing the Company to apply the funds to the payment of certain specified obligations arising out of a May 5, 2006 agreement between Seymork Investments Limited (“Seymork”) and the Company.

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

On March 6, 2012, the Company, Seymork and its principal, and TGC and its parent company entered into a settlement agreement whereby all parties agreed to mutual releases, a joint stipulation for dismissal of the suit and reconveyance of the three deeds of trust securing Seymork’s obligations. As satisfaction for the Company’s participation, the Company retained the US$1,144,929 already received and no further amounts will be due to the Company.

10.	Commitment

The Company has an obligation under an operating lease for its corporate offices in Denver, Colorado until December 2014 as follows. Future minimum lease payments for non-cancellable leases with initial or remaining lease terms in excess of one year are included.

Fiscal	Operating
Year	Leases
2012	$144,159
2013	135,463
2014	129,910
Total	$409,532

F -36

11.	Related party transactions

For the year ended December 31, 2011, the Company paid consulting fees of $34,500 (2010 - $96,750; 2009 - $90,000) to a company controlled by the former Chief Financial Officer of the Company for accounting and corporate compliance services. The Company’s former Chief Financial Officer resigned effective March 18, 2011, but, remained as Corporate Secretary until just prior to the Annual General Meeting on May 5, 2011.

Included in accounts payable and accrued liabilities at December 31, 2011 is $12,761 (2010 - $12,944) payable to directors and officers.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

12.	Financial instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Investments as at December 31, 2011 and 2010 are recorded at fair value (note 4).

13.	Supplemental disclosure with respect to cash flows

	Year Ended December 31,
	2011	2010	2009

Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Transfer of fair value of share purchase warrants exercised or expired from warrant liability (note 8) to share capital	$2,154,570	$-	$-

14.	Income taxes

The majority of the difference between the actual tax recovery and the expected B.C. statutory corporate income tax recovery follows:

	2011	2010	2009
Canadian statutory income tax rate	26.5%	28.5%	30.0%

Income tax benefit computed at Canadian Statutory rate	$(4,896,766)	$(1,920,322)	$(937,602)

Change in valuation allowance	2,055,052	629,531	(1,133,500)
Permanent differences	716,880	146,563	1,256,739
Change in enacted tax rates	(652,162)	64,917	(100,766)
Expiration of losses and other	174,218	168,311	431,966
Income tax recovery	$(2,602,778)	$(911,000)	$(483,163)

F -37

The significant components of the Company’s future income tax assets and liabilities at December 31 are as follows:

	2011	2010
Future income tax assets:
Canada:
Equipment, mineral properties and other	$359,091	$423,667
Non-capital losses carried forward	2,294,313	1,772,307
Capital losses carried forward	869,178	869,178
United States:
Equipment, mineral properties and other	8,104,063	7,988,646
Losses carried forward	3,252,664	1,770,456
Total future income tax assets	14,879,309	12,824,254
Valuation allowance	(14,879,309)	(12,824,254)
Future income tax assets, net	$-	$-

Future income tax liabilities:
United States:
Mineral properties:	(4,103,278)	(6,951,570)
Future income tax liabilities	(4,103,278)	(6,951,570)
Net future income tax assets (liabilities)	$(4,103,278)	$(6,951,570)

At December 31, 2011, the Company has available non-capital losses for tax purposes in Canada and the United States of approximately $7,625,242 (2010- $7,089,000) and $9,565,299 (2010 - $5,206,000), respectively, which can be applied to reduce taxable income until 2031. The Company also has Canadian capital losses of approximately $6,953,000 (2010 - $6,953,000) which are without expiry. The Company is currently open to audit under the statute of limitations by the Canada Revenue Agency for years ended December 31, 2005 through December 31, 2011.

15.	Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development. Geographic information is as follows as of December 31:

	2011	2010	2009
Long-lived assets:
Canada	$-	$-	$-
United States	51,201,414	49,768,285	49,338,823
Total	$51,201,414	$49,768,285	$49,338,823

F -38

16.	Quarterly Financial Data (Unaudited)

	2011
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Sales of metals concentrate	$-	$-	$-	$-
Loss from operations	(2,552,780)	(4,022,925)	(4,295,636)	(7,744,341)
Other income	(534,503)	60,944	619,697	339,587
Net loss	$(2,714,283)	$(3,300,981)	$(3,253,939)	$(6,257,976)

Common Stock Data
Basic and Diluted:
Net loss per share	$(0.03)	$(0.03)	$(0.03)	$(0.06)
Average common shares outstanding:
Basic and Diluted	98,409,788	104,991,087	111,671,380	113,338,591

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Sales of metals concentrate	$-	$-	$-	$-
Loss from operations	(653,795)	(1,555,272)	(2,456,660)	(1,767,187)
Other income	261,575	(355,643)	281,549	(492,539)
Net loss	$(392,220)	$(1,811,915)	$(1,527,111)	$(2,095,726)

Common Stock Data
Basic and Diluted:
Net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Average common shares outstanding:
Basic and Diluted	77,354,997	80,514,484	80,769,442	92,675,148

17.	Subsequent events

On February 28, 2012, John Sheridan was appointed to the Company’s Board of Directors and as chairman of the audit committee, member of the compensation committee, and member of the corporate governance and nominating committee. In connection with his appointment, he was granted 250,000 stock options at an exercise price of $1.89 and vesting immediately. The fair value the options issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.6 years; volatility of 103%; no dividend yield; and a risk free interest rate of 0.84%, resulting in a stock-based compensation expense charged to administration, salaries and benefits of $309,393 in the first quarter of 2012.

F -39