Form 10-Q
period 2012-03-31
Midway Gold Corp
filed 2012-05-09
CIK 1319009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Number of Common Shares outstanding at May 1, 2012: 114,131,443

1

EXPLANATORY NOTE

All amounts in this interim report on Form 10-Q are expressed in Canadian dollars. Unless otherwise indicated, the United States dollar is denoted as “US$.”

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S. GAAP”).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in Canadian dollars)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,349,527	$10,191,069
Amounts receivable (note 7(b))	34,409	31,866
Prepaid expenses and other current assets	839,813	465,608
	7,223,749	10,688,543

Investments (notes 4 and 5)	69,176	78,933
Reclamation deposit (note 8)	599,695	603,062
Property and Equipment (note 6)	2,480,377	1,638,280
Mineral properties (note 7)	49,590,266	49,563,134

	$59,963,263	$62,571,952

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities (note 12)	$1,409,631	$1,188,041

Future income tax liability	4,154,968	4,103,278

Stockholders’ equity (note 9):
Common stock authorized – unlimited, no par value
Issued – 114,022,333 (2011 – 113,849,475)	124,106,806	123,925,404
Additional paid in capital	11,589,551	10,950,108
Accumulated other comprehensive income	(603,546)	26,875
Deficit accumulated during exploration stage	(80,694,147)	(77,621,754)
	54,398,664	57,280,633

	$59,963,263	$62,571,952

Contingency (note 10)

Commitments (note 11)

Subsequent events (note16)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars) (unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Cumulative period from inception (May 14,1996) to March 31, 2012

Expenses
Consulting (note 12)	$22,720	$43,687	$1,145,349
Depreciation	83,710	20,492	941,990
Gain on sale of subsidiary	-	-	(2,806,312)
Interest and bank charges	661	5,004	912,865
Investor relations	59,758	39,596	1,439,586
Legal, audit and accounting	247,617	73,102	3,631,739
Management fees	(8)	(3,717)	210,762
Mineral exploration expenditures (Schedule)	1,034,261	1,385,222	59,534,911
Mineral property interests written-off	-	-	4,643,637
Mineral property interests recovered	-	-	(60,120)
Office and administration	187,134	62,884	2,185,348
Salaries and benefits	1,251,600	804,384	15,477,152
Transfer agent and filing fees	37,675	60,861	882,997
Travel	67,820	61,265	1,278,825
Operating loss	2,992,948	2,552,780	89,418,729

Other income (expenses):
Foreign exchange gain (loss)	49,265	49,595	1,577,796
Loss on change in fair value of warrant liability	-	(592,026)	(1,235,700)
Interest and investment income	14,675	2,012	904,319
Gain (loss) on sale of equipment	-	-	526,149
Gain (loss) on sale of investments	-	-	44,077
Investment write down	-	-	(130,000)
Unrealized gain (loss) on investments (Note 5)	(2,257)	5,916	(602,544)
Other income	(7,396)	-	62,231
	54,287	(534,503)	1,146,328

Net loss before income tax	2,938,661	3,087,283	88,272,401
Income tax recovery (expense)	(133,732)	373,000	7,578,254

Net loss	$3,072,393	$2,714,283	$80,694,147

Basic and diluted loss per share	$0.03	$0.03

Weighted average number of shares outstanding	113,960,618	98,409,788

The accompanying notes are an integral part of these consolidated interim financial statements.

4

MIDWAY GOLD CORP.

Consolidated Statement of COMPREHENSIVE Loss

(Expressed in Canadian dollars) (unaudited)

	Three Months ended March 31, 2012	Three Months ended March 31, 2011
Net loss for the period before other comprehensive loss	$3,072,393	$2,714,283
Unrealized (gain) on investment (Note 5)	(7,500)	(43,750)
Currency Translation Adjustment	(622,921)	-
Comprehensive loss	$2,441,972	$2,670,533

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars) (unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Cumulative period from inception (May 14,1996) to March 31, 2012
Cash provided by (used in):
Operating activities:
Net loss	$(3,072,393)	$(2,714,283)	$(80,694,147)
Items not involving cash:
Depreciation	83,710	20,492	941,990
Stock-based compensation	695,107	528,957	11,296,520
Unrealized foreign exchange loss (gain)	(82,042)	(147,942)	(1,656,566)
Investment write down	-	-	130,000
Unrealized (gain) loss on investment	2,257	(5,916)	602,544
Non-cash interest expense	-	-	234,765
Loss on change in liability of warrants	-	592,026	1,235,700
Future income tax recovery	133,732	(373,000)	(7,578,254)
Gain on sale of subsidiary	-	-	(2,806,312)
Loss (gain) on sale of equipment	-	-	(526,149)
Loss (gain) on sale of investments	-	-	(44,077)
Mineral property interests written off	-	-	4,643,637
Mineral property interest recovery	-	-	(60,120)
Change in non-cash working capital items:
Amounts receivable	(2,927)	37,061	(16,506)
Prepaid expenses	(383,524)	(357,246)	(869,174)
Accounts payable and accrued liabilities	240,489	205,600	1,523,533
	(2,385,591)	(2,214,251)	(73,642,616)
Investment activities:
Proceeds on sale of subsidiary	-	-	254,366
Proceeds on sale of equipment	-	-	22,820
Proceeds on sale of mineral property	-	-	1,339,002
Proceeds on sale of investments	-	-	321,852
Mineral property acquisitions	(618,758)	(446,801)	(22,712,448)
Deferred acquisition costs	-	-	(23,316)
Purchase of equipment	(914,246)	(190,910)	(4,424,815)
Reclamation deposit	(7,241)	(8,696)	(1,025,686)
	(1,540,245)	(646,407)	(26,248,225)
Financing activities:
Advance from Red Emerald Ltd.	-	-	12,010,075
Common stock issued, net of issue costs	125,744	4,310,825	87,947,138
Promissory note	-	-	2,000,000
Repayment of promissory note	-	-	(2,000,000)
Convertible debenture	-	-	6,324,605
	125,744	4,310,825	106,281,818
Effect of exchange rate changes on cash:	(41,450)	-	(41,450)

Increase (decrease) in cash and cash equivalents	(3,841,542)	1,450,167	6,349,527
Cash and cash equivalents, beginning of period	10,191,069	6,062,816	-
Cash and cash equivalents, end of period	$6,349,527	$7,512,983	$6,349,527

Supplementary information (note 14)

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

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, December 31, 2009, brought forward	77,354,997	$92,670,965	$6,355,109	$-	$(56,267,603)	$42,758,471
Shares issued:
Private placement	1,333,333	514,365	285,635	-	-	800,000
Public offerings	17,738,666	8,294,058	1,504,996	-	-	9,799,054
Share issue costs	-	(1,431,027)	212,109	-	-	(1,218,918)
Exercise of share purchase warrants	12,500	14,024	(4,024)	-	-	10,000
Stock based compensation	-	-	838,601	-	-	838,601
Unrealized gain on investment	-	-	-	13,125	-	13,125
Net loss	-	-	-	-	(5,826,972)	(5,826,972)
Balance, December 31, 2010	96,439,496	100,062,385	9,192,426	13,125	(62,094,575)	47,173,361
Shares issued:
Exercise of share purchase warrants	8,611,356	10,849,874	(1,578,554)	-	-	9,271,320
Exercise of stock options	729,997	743,200	(290,451)	-	-	452,749
Bought deal offering	7,500,000	11,742,000	-	-	-	11,742,000
Share issuance under At-the-Market Program	568,626	1,518,845	-	-	-	1,518,845
Share issue costs	-	(990,900)	-	-	-	(990,900)
Stock-based compensation	-	-	3,626,687	-	-	3,626,687
Unrealized gain on investment	-	-	-	13,750	-	13,750
Net loss	-	-	-	-	(15,527,179)	(15,527,179)
Balance, December 31, 2011	113,849,475	$123,925,404	$10,950,108	$26,875	$(77,621,754)	$57,280,633
Shares issued:
Exercise of share purchase warrants	104,525	112,051	(28,430)	-	-	83,621
Exercise of stock options	68,333	69,351	(27,233)	-	-	42,118
Share issue costs	-	-	-	-	-	-
Stock based compensation	-	-	695,106	-	-	695,106
Unrealized gain on investment	-	-	-	(7,500)	-	(7,500)
Currency translation adjustment	-	-	-	(622,921)	-	(622,921)
Net loss	-	-	-	-	(3,072,393)	(3,072,393)
Balance, March 31, 2012	114,022,333	$124,106,806	$11,589,551	$(603,546)	$(80,694,147)	$54,398,664

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

(Expressed in Canadian dollars) (unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Cumulative period from inception (May 14,1996) to March 31, 2012
Exploration costs incurred are summarized as follows:
Tonopah project
Assays and analysis	$2,847	$-	$535,739
Communication	-	-	9,513
Drilling	(64)	(130)	2,834,782
Engineering and consulting	5,816	42,223	4,438,671
Environmental	-	-	236,138
Field office and supplies	11,335	1,851	277,486
Legal	(183)	877	165,163
Property maintenance and taxes	-	(33)	558,809
Reclamation costs	1,582	-	35,908
Reproduction and drafting	-	-	23,446
Salaries and labor	53,079	19,846	919,930
Travel, transportation and accommodation	3,272	21,200	476,081
	77,684	85,834	10,511,666
Spring Valley project
Assays and analysis	-	-	3,329,900
Communication	-	-	10,307
Drilling	-	-	10,261,359
Engineering and consulting	22,355	18,852	2,654,806
Environmental	-	-	300,445
Equipment rental	-	-	64,651
Field office and supplies	3,725	27	552,971
Legal	22,654	-	458,329
Operator fee	-	-	108,339
Property maintenance and taxes	-	(144)	487,921
Reclamation costs	-	-	30,873
Reproduction and drafting	-	-	30,048
Salaries and labor	10,050	8,538	1,269,718
Travel, transportation and accommodation	1,110	8,517	857,835
	59,894	35,790	20,417,502
Pan project
Assays and analysis	3,843	36,022	931,924
Drilling	-	276,013	3,770,537
Engineering and consulting	23,864	459,616	3,581,689
Environmental	-	21,583	696,156
Field office and supplies	30,901	39,342	704,503
Legal	(2,969)	9,284	301,663
Property maintenance and taxes	(275)	79,839	869,329
Reclamation costs	5,081	-	(9,685)
Reproduction and drafting	-	3,429	72,028
Salaries and labor	82,390	138,829	2,106,298
Travel, transportation and accommodation	7,569	40,743	481,402
	150,404	1,104,700	13,505,844
Sub-total balance carried forward	$287,982	$1,226,324	$44,435,012

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Cumulative period from inception (May 14,1996) to March 31, 2012
Sub-total balance brought forward	$287,982	$1,226,324	$44,435,012
Burnt Canyon project
Assays and analysis	5,296	-	48,117
Drilling	-		170,031
Engineering and consulting	8,058	-	66,170
Environmental	-	-	462
Field office and supplies	2,389	-	6,207
Legal	-	-	4,230
Property maintenance and taxes	-	-	63,835
Reclamation costs	6,907		6,907
Reproduction and drafting	-	-	5,036
Salaries and labor	9,642	-	28,159
Travel, transportation and accommodation	2,806	-	19,085
	35,098	-	418,239
Thunder Mountain project
Assays and analysis	1,719	-	16,287
Drilling	68,983	-	146,939
Engineering and consulting	24,941	-	25,647
Environmental	-	-	1,717
Field office and supplies	11,950	-	13,143
Property maintenance and taxes	20,449	-	39,436
Reclamation costs	-	-	4,787
Salaries and labor	59,455	191	63,130
Travel, transportation and accommodation	8,532	-	8,587
	196,029	191	319,673
Gold Rock project
Assays and analysis	59,875	-	250,418
Drilling	21,766	-	1,074,151
Engineering and consulting	94,975	12,358	364,982
Environmental	80,586	-	166,145
Field office and supplies	53,553	123	133,316
Legal	1,360	-	29,633
Property maintenance and taxes	13,547	633	437,242
Reclamation costs	9,685	8,990	34,871
Reproduction and drafting	-	108	35,416
Salaries and labor	122,895	11,541	338,258
Travel, transportation and accommodation	14,986	1,075	73,208
	473,228	34,828	2,937,640
Golden Eagle project
Assays and analysis	-	-	21,690
Drilling	-	-	3,638
Engineering and consulting	21,101	112,915	402,083
Field office and supplies	-	-	2,265
Legal	-	-	21,519
Property maintenance and taxes	-	-	21,377
Salaries and labor	-	4,463	8,438
Travel, transportation and accommodation	-	1,398	21,065
	21,101	118,776	502,075
Sub-total balance carried forward	$1,013,438	$1,380,119	$48,612,639

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Cumulative period from inception (May 14,1996) to March 31, 2012
Sub-total balance brought forward	$1,013,438	$1,380,119	$48,612,639
Abandoned properties
Acquisition costs and option payments	-	-	40,340
Assays and analysis	-	-	53,791
Communications	-	-	119,734
Drilling	-	-	848,921
Engineering and consulting	-	-	3,272,236
Equipment rental	-	-	348,377
Field office and supplies	-	-	306,551
Foreign exchange gain	-	-	(38,134)
Freight	-	-	234,956
Geological and geophysical	-	-	63,481
Interest on convertible loans	-	-	1,288,897
Legal and accounting	-	-	462,534
Marketing	-	-	91,917
Mining costs	-	-	693,985
Processing and laboratory supplies	-	-	941,335
Property maintenance and taxes	-	-	447,610
Reclamation costs	-	-	38,509
Recoveries	-	-	(39,850)
Reproduction and drafting	-	-	1,179
Security	-	-	350,584
Salaries and labor	-	-	19,203
Travel, transportation and accommodation	-	-	429,499
Utilities and water	-	-	59,425
	-	-	10,035,080
Property investigations
Assays and analysis	-	-	175,396
Drilling	-	-	169,129
Engineering and consulting	-	-	210,391
Environmental	-	-	22,761
Field office and supplies	5,680	(97)	25,674
Legal	-	-	10,952
Property maintenance and taxes	-	-	123,230
Reclamation costs	-	-	3,048
Reproduction and drafting	-	-	4,942
Salaries and labor	13,596	4,481	24,900
Travel, transportation and accommodation	1,547	719	116,769
	20,823	5,103	887,192
	$1,034,261	$1,385,222	$59,534,911

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature and continuance of operations

Midway Gold Corp. (the “Company” or “Midway”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The Company has not generated any revenues from operations. These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. The Company has incurred losses for the three months ended March 31, 2012 of $3,072,393, and since inception of May 14, 1996 to March 31, 2012 resulting in an accumulated deficit of $80,694,147; further losses are anticipated in the development of its business. Management believes that the Company’s cash on hand at March 31, 2012 is sufficient to finance exploration activities and operations through at least the next twelve months. The Company’s ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully raise additional financing for the substantial capital expenditures required to achieve planned principal operations. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

2.	Significant accounting policies and change in accounting policy

The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements including the notes thereto for the year ended December 31, 2011 which may be found under the Company’s profile on SEDAR and EDGAR.

The accounting policies followed by the Company are set out in note 2 to the audited consolidated financial statements for the year ended December 31, 2011 and have been consistently followed in the preparation of these consolidated interim financial statements, with the exception of those policies outlined below:

Foreign Currency Transactions

Effective January 1, 2012, the Company changed the functional currency for its U.S. operations to the United States dollar and its reporting currency is the Canadian dollar.

The Company’s financial statements are translated from its U.S. functional currency, the United States dollars, to the reporting currency, Canadian dollars, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity.

Mineral Properties

The Company expenses all costs related to the maintenance and exploration of mineral properties in which it has secured rights prior to establishment of commercial feasibility. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying cost for impairment under ASC 360-10 “Accounting for Impairment or Disposal of Long Lived Assets”. When it has been determined that a mineral property has been deemed economically feasible, the costs then incurred to develop such property and construct a mine are capitalized. The costs of construction and development will be amortized using either straight-line or the units-of-production method over the estimated life of the mine. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Recent Accounting Pronouncements

We evaluate the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

Recently adopted accounting policies

In May 2011, the FASB issued ASU No. 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. This guidance became effective for the Company as of January 1, 2012. The adoption of this guidance did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, which updated the guidance in ASC Topic 220, Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. In December of 2011, the FASB issued ASU No. 2011-12, which defers only those provisions within ASU 2011-05 pertaining to reclassification adjustments out of accumulated other comprehensive income. This guidance, except for those provisions deferred by ASU 2011-12, became effective for the Company as of the beginning January 1, 2012. The adoption of this guidance did not have an impact on our financial position or results of operations.

3.	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive. At March 31, 2012 and 2011, the total number of potentially dilutive shares of common stock of the Company excluded from basic net loss per share was 4,740,002 and 2,581,667, respectively.

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

The Company did not have any Level 3 assets as of March 31, 2012.

The determination of fair value for financial reporting purposes at March 31, 2012 utilizing the applicable framework is as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at March 31, 2012
Available-for-sale securities	$62,500	$-	$-	$62,500
Derivatives	-	6,676	-	6,676
Total	$62,500	$6,676	$-	$69,176

Financial instruments measured at fair value as at December 31, 2011 were as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at December 31, 2011
Available-for-sale securities	$70,000	$-	$-	$70,000
Derivatives	-	8,933	-	8,933
Total	$70,000	$8,933	$-	$78,933

5.	Investments

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

The NVX Warrants are considered derivatives. The NVX Warrants will be revalued each reporting period with gains or losses recorded in the Statement of Operations. The following Black-Scholes valuation assumptions were used on March 31, 2012: expected life of 0.6 years; volatility of 78%; no dividend yield; and a risk free interest rate of 15%. The following Black-Scholes valuation assumptions were used on December 31, 2011: expected life of 0.82 years; volatility of 68%; no dividend yield; and a risk free interest rate of 0.91%.

	March 31, 2012
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$19,375	$62,500
Warrants	250,000	16,995	(10,319)	6,676
Total investments		$60,120	$9,056	$69,176

	December 31, 2011
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$26,875	$70,000
Warrants	250,000	16,995	(8,062)	8,933
Total investments		$60,120	$18,813	$78,933

During the three month period ended March 31, 2012, the Company recorded a net unrealized gain on the common shares of NVX of $7,500 in accumulated other comprehensive income and a net unrealized loss on the NVX Warrants of $2,257 in the Statement of Operations for the difference in the fair value at March 31, 2012 as compared to December 31, 2011.

6.	Property and Equipment

At March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	March 31, 2012	December 31, 2011

Land	$549,558	$536,854
Buildings and leasehold improvements	502,312	434,864
Computer equipment and software	755,457	497,317
Trucks and autos	286,829	293,946
Field equipment	228,446	247,826
Office equipment	169,173	133,893
Construction in progress	512,626	-
Subtotal	3,004,401	2,144,700
Accumulated depreciation	(524,024)	(506,420)
Totals	$2,480,377	$1,638,280

Depreciation expense for the three months ended March 31, 2012 and 2011 was $83,710 and $20,492, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

7.	Mineral properties

Details on the Company’s mineral properties are found in note 6 to the audited consolidated financial statements for the year ended December 31, 2011.

Mineral property	March 31, 2012	December 31, 2011
Tonopah	$7,213,819	$7,324,586
Spring Valley	4,801,613	5,099,159
Pan	34,264,857	34,020,664
Gold Rock	1,142,908	863,112
Golden Eagle	2,167,069	2,255,613
	$49,590,266	$49,563,134

(a)	Tonopah property, Nye County, Nevada

Through a series of agreements, amendments and payments the Company acquired a 100% interest in the Tonopah property subject only to a sliding scale royalty on Net Smelter Returns (“NSR”) from any commercial production of between 2% to 7%, based on changes in gold prices and an advance minimum royalty, recoverable from commercial production, of $299,250 (US$300,000) per year on each August 15.

(b)	Spring Valley property, Nevada

At March 31, 2012, no amounts were due from Barrick Gold Exploration Inc. (“Barrick”). At December 31, 2011, the Company had an amount receivable of $6,537 (US$6,428), for recoverable salaries and expenses, from Barrick pursuant to the Spring Valley exploration option and joint venture agreement, which was subsequently paid.

(c)	Pan property, Nevada

The Company assumed a mineral lease agreement in April 2007, with Newark Valley Mining Corp. (“NVMC”) (formerly Gold Standard Royalty Corporation (“GSRC”) and earlier the Lyle Campbell Trust) for a 100% interest in the Pan property. The Company must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter proceeding January 1 of the year in which the payment is due. The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%. On January 1, 2012, the Company paid $295,428 (US$296,169). The Company must incur a minimum of US$65,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease.

(d)	Gold Rock property, Nevada

The Company assumed the mineral lease agreement in April 2007, with NVMC for a 100% interest in the Gold Rock property. Annually the Company must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due. The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%. On January 1, 2012 the Company paid $183,454 (US$183,914). The Company must incur a minimum of US$75,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease.

(e)	Golden Eagle property, Nevada

The Company purchased a 75% interest in the Golden Eagle, Washington project from Kinross Gold USA Inc. (“Kinross”) in August 2008, at a cost of $1,537,950 (US$1,500,000) and purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of $500,200 (US$483,333). Kinross retained a 2% NSR royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill.

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

At March 31, 2012 the Company had posted a total of $599,695 (US$601,198) reclamation deposits compared to $603,062 (US$592,981) at December 31, 2011.

9.	Share capital

(a)	The Company is authorized to issue an unlimited number of common shares.

(b)	Share issuances

(i)	During 1996, the Company issued 420,000 common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $98,722 net of issue costs. In addition the Company issued 280,000 flow-through common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $70,000.

(ii)	During 1997, the Company completed an initial public offering of 2,000,000 common shares at $0.35 per share for proceeds of $590,570, net of issue costs. In connection with this offering, the Company’s agent received a selling commission of 10% or $0.035 per share and was issued 25,000 shares as a corporate finance fee.

(iii)	During 1997, the Company issued 1,000,000 units at $2.50 per unit by way of a private placement for proceeds of $2,253,793 net of issue costs. Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at $3.00 per share until February 14, 1998. The proceeds of the financing of $2,500,000 were allocated $2,178,761 as to the common shares and $321,239 as to the warrants. During 1998 100,000 of the warrants were exercised and 900,000 expired. In connection with this private placement, the Company’s agent received a selling commission of 7.5% of the proceeds of the units sold or $0.1875 per unit and a corporate finance fee of $15,000.

(iv)	During 1997, the Company issued 750,000 common shares as performance shares for proceeds of $7,500 that were held in escrow in accordance with the rules of the regulatory authorities of British Columbia. The shares were released 25% in each of 1998, 1999, 2000 and 2001.

(v)	During 1997, pursuant to an equity participation agreement to acquire an interest in Gemstone Mining Inc. (“Gemstone”), a Utah Corporation that by agreement the creditors of Gemstone were issued 1,000,000 units of the Company on conversion of a debt of $2,065,500 (US$1,500,000). Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at US$2.00 per share that was immediately exercised for proceeds of $2,803,205 (US$2,000,000). The first one-third tranche of a conditional finders’ fee was satisfied by the issue of 150,000 common shares in connection with the acquisition of Gemstone.

(vi)	During 1998, the Company issued 100,000 common shares pursuant to the exercise of share purchase warrants for proceeds of $300,000.

(vii)	During 1998, the Company issued 200,000 common shares in connection with the acquisition of Gemstone as well as the second tranche of finder’s fee in connection with that acquisition. The Company’s option to acquire Gemstone expired on January 31, 1998 and the remaining one-third tranche were not issued.

(viii)	During 1999, the Company consolidated its issued share capital on a two old for one new basis and changed its name from Neary Resources Corporation to Red Emerald Resource Corp.

(ix)	During 2002, the Company issued 3,500,000 units at $0.25 per unit for proceeds of $875,000 by way of a short form offering document under the policies of the TSX Venture Exchange. Each unit consists of one common share and one common share purchase warrant that entitled the holder to purchase one additional common share at $0.25 per share until October 19, 2002. The Company also issued 150,000 common shares as a finance fee in connection with this offering, and issued the agent 875,000 share purchase warrants exercisable at $0.25 per share until April 19, 2004. During 2002 the Company issued 1,134,500 special warrants at $1.25 per special warrant for proceeds of $1,418,125. Each Special Warrant automatically converted to a unit comprising one common share and one share purchase warrant that entitled the holder to purchase one additional common share at $1.55 per share until November 6, 2003. The proceeds of the financing of $1,418,125 were allocated on a relative fair value basis as $1,171,286 to common shares and $246,839 as to the warrants. During 2003 all of the warrants expired unexercised. In connection with the offering the Company paid the agent a 10% commission totaling $113,450, issued the agent 40,000 common shares as a finance fee in connection with this offering, and issued the agent 170,175 share purchase warrant exercisable at $1.55 per share until July 5, 2003.

(x)	During 2002, the Company issued 4,028,000 common shares pursuant to the exercise of share purchase warrants for proceeds of $1,007,000.

(xi)	During 2002, the Company issued 32,000 common shares pursuant to the exercise of stock options for proceeds of $12,800.

(xii)	During 2002, the Company issued 31,250 common shares as additional consideration to a director who loaned the Company $780,000 bearing interest at 12% per annum. The loan and interest was repaid prior to December 31, 2002.

(xiii)	During 2002, the Company acquired Rex Exploration Corp. (“Rex”) in exchange for 4,500,000 common shares of the Company.

(xiv)	During 2003, the Company issued 700,000 units at $1.20 per unit for proceeds of $840,000 by way of a non-brokered private placement. Each unit consists of one common share and one share purchase warrant that entitled the holder to purchase one additional common share at $1.50 until May 25, 2004. The proceeds of the financing of $840,000 were allocated $638,838 as to common shares and $201,162 as to the warrants. During 2004 161,000 of the warrants were exercised and 539,000 expired. Share issue expenses were $19,932.

(xv)	During 2003, the Company issued 294,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $73,625.

(xvi)	In January 2004, the Company issued 400,000 units at $2.00 per unit for proceeds of $800,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $2.35 per share for a six month period. The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $624,593 to common shares and $175,407 as to the warrants. All of the warrants expired unexercised in 2004. The Company issued 40,000 common shares as a finder’s fee for this private placement.

(xvii)	In August 2004, the Company issued 1,020,000 units at $0.75 per unit for proceeds of $765,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $0.80 per share until August 25, 2005. All of the warrants were subsequently exercised. The Company issued 55,650 common shares as a finder’s fee for this private placement.

(xviii)	In December 2004, the Company issued 700,000 units at $0.85 per unit for proceeds of $595,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until December 20, 2005. All of the warrants were subsequently exercised. The Company issued 18,750 common shares as a finder’s fee for this private placement.

(xix)	In February 2005, the Company issued 2,500,000 units at $0.85 per unit for proceeds of $2,125,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until February 16, 2006. The proceeds of the financing of $2,125,000 were allocated on a relative fair value basis as $1,598,457 to common shares and $526,543 as to warrants. There were 23,000 warrants exercised in fiscal year 2005 and the balance exercised in fiscal year 2006. The Company issued 75,800 common shares for $64,430 and paid $69,700 in cash as a finder’s fee and incurred $26,709 in additional issue costs for this private placement.

(xx)	In July 2005, the Company issued 1,000,000 units at $1.15 per unit for proceeds of $1,150,000 by way of a private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.15 per share until July 27, 2006. The proceeds of the financing of $1,150,000 were allocated on a relative fair value basis as $995,193 to common shares and $154,807 as to warrants. All of the warrants were exercised in fiscal year 2006. The Company incurred $15,560 in issue costs.

(xxi)	In August 2005, the Company issued 500,000 units at $1.40 per unit for proceeds of $700,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant that entitled the holder to purchase one additional common share at $1.45 per share until August 22, 2006. The proceeds of the financing of $700,000 were allocated on a relative fair value basis as $608,015 to common shares and $91,985 as to warrants. All of the warrants were exercised in fiscal year 2006. The Company incurred $8,261 in issue costs.

(xxii)	In January 2006, the Company issued 40,000 common shares at a value of $88,000 pursuant to a purchase and sale agreement to purchase mining claims for the Spring Valley project.

(xxiii)	In May 2006, the Company issued 3,725,000 units at $1.80 per unit for proceeds of $6,705,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant. Each whole warrant entitled the holder to purchase one additional common share at $2.70 per share until May 16, 2007. The proceeds of the financing of $6,705,000 were allocated on a relative fair value basis as $5,998,846 to common shares and $706,154 as to warrants. The Company incurred $65,216 in issue costs. By May 16, 2007 1,725,000 of the warrants were exercised and 137,500 expired unexercised.

(xxiv)	In November 2006, the Company issued 2,000,000 units at $2.50 per unit for proceeds of $5,000,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at $3.00 per share until November 10, 2007. The proceeds of the financing of $2,000,000 were allocated on a relative fair value basis as $1,761,509 to common shares and $238,491 as to warrants. The Company paid $88,750 in finders’ fees and incurred $94,546 in issue costs for this private placement. By November 10, 2007 908,782 of the warrants were exercised and 91,218 expired unexercised.

(xxv)	On April 16, 2007, the Company issued 7,764,109 common shares at a value of $25,000,431, 308,000 stock options at a value of $608,020 and 870,323 share purchase warrants at a value of $1,420,054 in connection with the acquisition of Pan-Nevada Gold Corporation. By December 31, 2007, 154,000 of the stock options had been exercised and 761,823 share purchase warrants had been exercised. By December 31, 2008 the remaining 108,500 share purchase warrants were exercised and 84,000 stock options had been exercised. On October 11, 2008 the final 70,000 stock options expired not exercised.

(xxvi)	On August 24, 2007, the Company issued 2,000,000 common shares at $2.70 per common share for proceeds of $5,400,000 by way of a private placement. The Company incurred $28,000 in share issue costs.

(xxvii)	On March 31, 2008, the Company issued 30,000 common shares at a value of $88,500 pursuant to a lease assignment of mining claims for the Gold Rock project. The Company incurred $1,489 in share issue costs.

(xxviii)	On June 12, 2008, the Company issued 1,421,500 common shares at $2.00 per common share for proceeds of $2,843,000 by way of a private placement. The Company incurred $75,371 in share issue costs.

(xxix)	On August 1, 2008 the Company issued 600,000 common shares at US$2.50 per common share for proceeds of $1,537,950 (US$1,500,000) by way of a private placement with Kinross. The Company incurred $39,450 in share issue costs.

(xxx)	On November 12, 2008 the Company issued 12,500,000 units at $0.22 per unit for proceeds of $2,750,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at $0.28 per share until May 12, 2009. The proceeds of the financing of $2,750,000 were allocated on a relative fair value basis as $1,793,491 to common shares and $956,509 as to warrants. The Company incurred $23,395 in issue costs for this private placement. In the year ended December 31, 2009 all of the 12,500,000 warrants were exercised for proceeds of $3,500,000.

(xxxi)	In addition to the 84,000 stock options reported exercised in paragraph xxv, during 2008, the Company issued a further 395,000 common shares pursuant to the exercise of stock options for proceeds of $613,250.

(xxxii)	During 2009, the Company issued 33,333 common shares pursuant to the exercise of stock options for proceeds of $21,651.

(xxxiii)	On April 9, 2010, the Company issued 1,333,000 units at $0.60 per unit for proceeds of $800,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share until October 9, 2011 at an exercise price as follows: $0.70 if exercised on or before October 9, 2010; $0.80 if exercised after October 9, 2010 but on or before April 9, 2011; and $0.90 if exercised after April 9, 2011 but on or before October 9, 2011. The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $514,365 to common shares and $285,635 as to warrants. The Company incurred $95,529 in issue costs for this private placement.

(xxxiv)	On June 16, 2010, the Company issued 11,078,666 units at $0.60 per unit for proceeds of $6,647,199 by way of a brokered offering in Canada and a non-brokered offering in the United States. Each unit consisted of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share until June 16, 2012 at an exercise price of $0.80. The proceeds of the financing of $6,647,199 were allocated on a relative fair value basis as $5,142,202 to common shares and $1,504,997 as to warrants. The Company issued 658,840 agent’s warrants which entitle the holder to purchase one common share until June 16, 2010 at an exercise price of $0.80. These warrants have been recorded at the estimated fair value at the issue date of $212,109. The fair value of warrants was determined using a risk free interest rate of 1.82%, an expected volatility of 131%, an expected life of 2 years, and zero dividends for a fair value per warrant of $0.32. In addition, the Company paid finders’ fees in the amount of $395,304 and incurred other cash share issue costs of $307,553.
21

(xxxv)	In September 2010, the Company issued 12,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $10,000.

(xxxvi)	In November 2010, the Company closed a public offering and the Company issued 6,660,000 units at US$0.60 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one common share of the Company at a price of US$0.90 per share until November 12, 2012, subject to acceleration provisions. The proceeds of the financing of $4,070,725 were allocated first to the fair value of the warrants at $918,870 with the residual amount of $3,151,855 to common shares.

The Company incurred $176,288 in issue costs and paid $244,244 to the agent as commission for this public offering. On February 9, 2011, the Company gave notice to the Warrant holders that it accelerated the expiry date of the warrants to March 14, 2011 and by that date 2,650,000 warrants were exercised and 680,000 warrants expired unexercised.

(xxxvii)	On June 6, 2011, the Company issued 7,500,000 common shares upon the close of a “bought deal” public offering for US$1.60 per share. Gross proceeds on the purchase were $11,742,000 (US$12,000,000). The Company incurred $151,839 in issue costs and paid the agent $587,100 (US$600,000) as a commission for this public offering.

(xxxviii)	On September 23, 2011, the Company announced that it had established an "At-the-Market" ("ATM") issuance program under which it may sell up to a maximum of 6,000,000 of its common shares. The ATM issuance program is available to the Company on an as needed basis. Subject to market conditions and funding requirements, the Company may, at its discretion, from time to time sell all, some, or none of the reserved shares during the term of the ATM program. Any common shares issued under the ATM program will be sold through ATM issuances in the United States. No ATM issuances will be made through the facilities of any Canadian securities exchange. Any ATM issuances will be made at market prices prevailing at the time of the sale and, as a result, prices may vary. During the three months ended March 31, 2012, the Company did not issue any shares pursuant to the ATM program. As of March 31, 2012, the Company has issued a total of 568,626 shares and received net proceeds of $1,454,523 pursuant to the ATM program.

(xxxix)	During the three months ended March 31, 2012, the Company issued 104,525 common shares pursuant to the exercise of share purchase warrants. Proceeds received on the 104,525 common shares issued totalled $83,621.

Additionally, during the three months ended March 31, 2012, the Company issued 68,333 common shares pursuant to the exercise of employee stock options. Proceeds received on the options exercised totalled $42,118.

(c)	Stock options

The Company has an incentive stock option plan (the “Plan”) that allows it to grant incentive stock options to its officers, directors, employees and consultants. The Plan was amended on May 12, 2008 to add an appendix called the 2008 Stock Incentive Plan for United States Resident Employees (the “U.S. Plan”) to supplement and be a part of the Plan. The purpose of the U.S. Plan is to enable the Company to grant incentive stock options, as that term is defined under Section 422 of the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder to qualifying employees who are citizens or residents of the United States of America. This does not change the aggregate number of options that can be granted pursuant to the Plan.

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

The fair value of stock option grants is amortized over the respective vesting period. The Company recorded stock-based compensation expense, net of forfeitures, of $695,107 and $528,957 in the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, $680,719 and $504,766, respectively, were included in salaries and benefits in the statement of operations, $42,019 and $24,191, respectively, were included in salaries and labor in the schedule of mineral exploration expenditures, and $(27,631) and nil, respectively, were included in consulting fees in the statement of operations for non-employee stock-based compensation, for options vesting in that period. The estimated unrecognized compensation cost from unvested options as of March 31, 2012 was approximately $1,473,341, which is expected to be recognized over the remaining vesting period of 1.6 years.

The weighted-average grant date fair value of options granted was $1.24 per option during the three months ended March 31, 2012 and $0.95 for the comparable period in 2011.

The following table summarizes activity for compensatory stock options during the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2012	8,881,668	$1.36	$6,318,733	6,860,000
Granted	250,000	1.89	-	-
Exercised	(68,333)	0.62	-	-
Cancelled	(63,333)	1.47	-	-
Outstanding, March 31, 2012	9,000,002	$1.32	$3,714,717	6,930,000

The following table summarizes information about outstanding compensatory stock options as of March 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.95 - $2.34	3,958,334	4.4	$1.85	2,330,000	$1.76	$393,750
$0.58 - $0.71	2,261,668	3.2	0.61	1,820,000	0.61	1,769,667
$0.56 - $0.86	1,815,000	2.1	0.73	1,815,000	0.73	1,551,300
$2.00 - $3.36	965,000	1.2	2.40	965,000	2.40	-
	9,000,002	3.3	$1.32	6,930,000	$1.21	$3,714,717

d)	Share purchase warrants:

Total outstanding warrants at March 31, 2012 were 1,473,125. The exercise price on all warrants outstanding was $0.80 per share. The warrants are exercisable immediately upon issuance and expire two years from the date of issuance.

During the three months ended March 31, 2012, the Company did not issue any warrants.

A summary of the Company’s stock purchase warrants as of March 31, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life (in years)
Balance, December 31, 2011	1,577,650	$0.80	0.4
Issued	-	-	-
Exercised	(104,525)	0.80	-
Expired	-	-	-
Balance, March 31, 2012	1,473,125	$0.80	0.2

10.	Contingency

On January 27, 2011, the Company was delivered a summons indicating that it is being sued in the state of Nevada by Redcor Drilling, Inc. ("Redcor") for non-payment of the balance of a drilling invoice that is under dispute by the Company. Redcor is demanding the Company pay US$241,477.24 together with interest at the rate of 4% per annum from September 18, 2010. On March 10, 2011, the Company responded to the summons. The Company intends to continue to protest payment of the amount demanded on the basis of non-performance of services.  The Company has recorded the full amount as an accrued liability without accruing interest as the amount of the liability can be estimated and it is likely the Company may be required to pay some portion of the disputed amount.

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

	Fiscal Year
	2012	2013	2014	Total
Operating Leases	$104,724	132,865	127,419	$365,008

12.	Related party transactions

The Company had the following related party transactions for the three months ended March 31, 2012 and 2011 respectively.

	March 31, 2012	March 31, 2011

Consulting services paid to a company owned by Doris Meyer, who, Until March 18, 2011, was an officer of the Company.	$-	$25,875

Included in accounts payable and accrued liabilities payable, amounts payable to directors and officers at March 31, 2012 and December 31, 2011, were $35,070 and $12,761, respectively.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

13.	Financial instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Investments at March 31, 2012 and December 31, 2011 are recorded at fair values (note 4).

14.	Supplemental disclosure with respect to cash flows

The significant non-cash transactions for the three month period ended March 31, 2012 were nil.

The significant non-cash transactions for the three month period ended March 31, 2011 consisted of the transfer of $668,484 for the fair value of share purchase warrants exercised from paid in additional capital to share capital; the transfer of $2,154,570 for the fair value of share purchase warrants exercised or expired from warrant liability to share capital.

15.	Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development, with all of the Company’s long lived assets being located in the United States at March 31, 2012 and December 31, 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report filed on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Form 10-K filed with the SEC on March 9, 2012, and elsewhere in this report.

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

Overview

Company Overview

Midway is a development stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. Our mineral properties are located in Nevada and Washington. The Tonopah, Spring Valley, Gold Rock and Golden Eagle gold properties are exploratory stage projects and have identified gold mineralization and the Burnt Canyon and Thunder Mountain projects are earlier stage gold and silver exploration projects. Our Pan project is in the early development stage.

Business Strategy and Development

The Company is currently working towards transitioning ourselves from a development stage company to a gold production company with plans to advance the Pan gold property located in White Pine County, Nevada through to production by as early as 2013.

The map below shows the location of Midway’s properties located in Nevada, USA.

OREGON
IDAHO
CALIFORNIA
UTAH
ARIZONA
Winnemucca
80
Burnt Canyon Project
Spring Valley Project
Lovelock
80
Reno
Fallon
Carson City
Eureka
Pan Project
Ely
Gold Rock Project
Tonopah Project
Tonopah
Thunder Mountain Project
Caliente
Beatty
15
Las Vegas
Boulder City
N
0
25
50
100 Miles

Highlights for the first quarter 2012 :

•	Pan project – An Environmental Impact Statement (EIS) is being prepared by the BLM and cooperating agencies as part of the permitting process for a mining plan of operations submitted by Midway.

•	Tonopah project – Assay results were received for core drilling conducted in fiscal year 2011.

•	Spring Valley project – Assay results were received from drilling by Barrick conducted in the fourth quarter of fiscal year 2011.

•	Gold Rock project – A new NI 43-101 Technical Report and resource estimate was completed based on historic drill data and recent Midway drilling.

Activities on Midway’s properties in the first quarter ended March 31, 2012 and up to the date of this Quarterly Report filed on Form 10-Q, are described in further detail below.

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

Highlights

A Plan of Operations for a mining permit was submitted to the BLM and the Nevada Division of Environmental Protection (“NDEP”) in November 2011 and has been deemed complete. The BLM published in the Federal Register a notice of intent to develop an Environmental Impact Statement. Public scoping meetings were held on May 1-3, 2011 in Ely, Eureka, and Reno, Nevada. A new access road for the project has been permitted and will be constructed in 2012. Permitting is underway to extend power lines to the property. A water well has been completed for the project.

Mineral Reserves and Resources

Cautionary Note to U.S. Investors – In this Quarterly Report we use the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource”, which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines. U.S. investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

In October 2011, the Company reported an updated resource estimate for the Pan project based on results from 2011 drilling received to date. The updated Measured and indicated resource estimate exceeds one million ounces of gold. The 1.13 million ounces of gold are contained in 37 million tonnes of 0.49 grams per tonne (gpt) gold in the Measured category and 43 million tonnes of 0.40 gpt gold in the Indicated category using a 0.14 gpt gold cutoff grade. The updated resource was prepared by Gustavson Associates, LLC (“Gustavson”). The mineral resources are summarized below.

Updated Resource Estimate, Pan Project, Nevada

Measured Resource
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold ounces
0.27	27,352,000	0.59	520,000
0.21	30,857,000	0.55	547,000
0.14	36,920,000	0.49	579,000
0.07	50,924,000	0.38	622,000

Indicated Resource
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold ounces
0.27	27,126,000	0.52	453,000
0.21	32,652,000	0.47	495,000
0.14	43,118,000	0.40	551,000
0.07	73,925,000	0.27	645,000

Measured Plus Indicated Resource
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold ounces
0.27	54,478,000	0.56	974,000
0.21	63,509,000	0.51	1,042,000
0.14	80,037,000	0.44	1,130,000
0.07	124,849,000	0.32	1,268,000

Inferred Resource
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold ounces
0.27	1,771,000	0.58	33,000
0.21	2,229,000	0.51	37,000
0.14	3,928,000	0.36	45,000
0.07	9,693,000	0.20	63,000

Note: The tonnage and total ounces of gold were determined from the statistical block model. Average grades were calculated from the tonnage and total ounces and then rounded to the significant digits shown. Calculations based on this table may differ due to the effect of rounding. See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates.”

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

Table 2: Total Pan Mineral Reserves, November 2011

Pit Area	Cutoff Grade (grams/tonne)	Metric Tonnes (x 1000)	Gold Grade (grams/tonne)	Ounces Gold (x 1000)

Proven
North & Central	0.27	13,085	0.60	251
South	0.21	12,160	0.61	236
All Pits		25,245	0.60	487

Probable
North & Central	0.27	10,994	0.50	178
South	0.21	12,073	0.51	199
All Pits		23,067	0.51	377

Proven plus Probable
North & Central	0.27	24,078	0.55	429
South	0.21	24,233	0.56	435
All Pits		48,311	0.56	864

Note: The tonnage and total ounces of gold were determined from the statistical block model. Average grades were calculated from the tonnage and total ounces and then rounded to the significant digits shown. Calculations based on this table may differ due to the effect of rounding. See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates.”

Mining and Production

The Pan gold deposit contains mineralization at or near the surface and spatially distributed in a manner that is ideal for open pit mining methods. Gold grade distribution and the results of preliminary mineral processing testing indicate that ore from the Pan deposit can be processed by conventional heap leaching methods. The method of material transport evaluated for this study is open pit mining using a 21.6-yd3 front end shovel as the main loading unit with a 16-yd3 front end loader as a backup loading unit. The ore will be loaded into 150-ton haul trucks and transported to the primary jaw crusher, which will be set up at the mouth of the pit.  The primary jaw crusher is a semi-mobile unit mounted on skids that will be moved to the mouth of whichever pit is being mined. The crushed ore material will be conveyed to the secondary crushing site, crushed to P80 ½-inch (North) and P80 1½-inch (South), agglomerated, and conveyed to the heap leach pad.  The waste material will be loaded into the 150-ton haul trucks and hauled directly to the waste dump.  The truck haul method was chosen over in-pit mobile crushers and mobile conveyors in order to simplify waste dump construction and allow for more flexibility in day to day mining activities.

Operating Costs

Description	US$ Per ton of ore	US$ Per oz of gold
Mining	2.78	227.97
Processing	2.58	211.82
G&A	0.37	30.49
Production Taxes	0.52	42.99
Contingency – 10%	0.29	23.51
Total Operating Cost	$6.54	$536.78

Initial Capital Costs

Description	US$
Construction and owner’s capital	84.2 million
Contingency (5%)	6.8 million
Working capital and inventory	8.2 million
Total	$99.2 million

Metallurgy and Processing

Material from the North and South Pan pits will be processed using conventional heap leaching methods. Ore from both pits will be crushed by the primary in-pit mobile jaw crusher and secondary and tertiary cone crushers to P80 ½-inch (North) and P80 ½-inch (South) prior to leaching. The fines will be agglomerated. Crush size and leach kinetics are based on current metallurgical testing. Additional testing for optimization is underway.

Barren solution will be distributed on the leach pad with drip tube emitters. Pregnant solution and storm water storage ponds are integral to the leach pad system. Pregnant solutions will be treated in an adsorption/desorption refining (ADR) plant using conventional unit processes.

The Feasibility Study was prepared to the standards of NI 43-101. The open pit Mineral reserves and resources were completed by Gustavson, with Terre Lane and Donald E. Hulse acting as the qualified persons.

The Company incurred $150,404 and $1,104,700 of expenditures at the Pan project in the three months ended March 31, 2012 and 2011, respectively. These expenditures were primarily for salaries and labor, which was 55% during the three months ended March 31, 2012. For the comparable period during 2011, expenditures were primarily for engineering and consulting which was 42% and drilling which was 25%.

Tonopah Project, Nye County, Nevada

The Tonopah property is located in Nye County, Nevada, approximately 15 miles northeast of the town of Tonopah, 210 miles northwest of Las Vegas and 236 miles southeast of Reno.  The property is over the northeastern flank of the San Antonio Mountains and in the Ralston Valley. Water for exploration purposes is available from water wells for a fee from municipal sources. Power is accessible from existing power lines crossing the property, however capacity is unknown and may be limited.

During the three months ended March 31, 2012, we received assay results for core drilling conducted in fiscal year 2011. Assays in the discovery aone identified multiple high grade intercepts listed below:

•	0.4 meters of 334.9 grams per tonne (gpt) gold and 1.5 meters of 78.41 gpt gold within a zone of 45.9 meters of 7.68 gpt gold in drill hole MW11-09c

•	0.5 meters of 88 gpt gold within a zone of 47.9 meters of 2.02 gpt gold in MW11-05c

•	2.7 meters of 17.5 gpt gold within a zone of 21.6 meters of 4.83 gpt gold in MW11-07c

In addition, the drilling also encountered longer intercepts of:

•	46.6 meters of 2.67 gpt gold in MW11-08c

•	30.5 meters of 2.09 gpt gold in MW11-11c

•	52.4 meters of 1.99 gpt gold in MW11-04c

•	44.5 meters of 1.13 gpt gold in MW11-06c

The Company incurred $77,684 and $85,834 of expenditures at the Tonopah project in the three months ended March 31, 2012 and 2011, respectively. The expenditures were comprised of 68% related to salaries and wages for the three months ended March 31, 2012 and 49% related to engineering and consulting expenses for the comparable period in 2011.

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

Gold has been intercepted over an area 5,200 feet long by 3,500 feet wide that extended to a depth of 1,400 feet, suggesting the presence of a large mineral system. The Spring Valley project is under an exploration and option to joint venture agreement with Barrick. Barrick is funding 100% of the costs to earn an interest in this project. Barrick spent $7.6 million (unaudited) in 2011. Barrick's total expenditure through the end of fiscal year 2011 of approximately $17.7 million exceeds the cumulative $16 million expenditure required. Barrick has informed Midway that it intends to conduct and fund an $11 million program in fiscal year 2012 that includes both exploration drilling and development work in preparation for an internal pre-feasibility study. Exploration will be focused on in-fill drilling in the north resource area and expansion drilling of the south resource area. The development work will include metallurgical, geotechnical and hydrological studies. This program exceeds the minimum required 2012 program.

Barrick provided the Company with results from fourth quarter 2011 drilling. In fiscal year 2011, Barrick completed 4,682 meters in 14 core holes and 14,458 meters in 32 reverse circulation (RC) holes and 10 core pre-collars. Higher grade intercepts include:

•	21.3 meters of 4.73 grams per tonne (gpt) including 1.5 meters of 62.71 gpt in SV11-538C

•	6.1 meters of 6.86 gpt including 3.0 meters of 13.51 gpt in SV11-521

•	6.1 meters of 4.97 gpt including 1.5 meters of 18.89 gpt in SV11-530

•	1.5 meters of 22.11 gpt in SV11-544

•	9.8 meters of 2.13 gpt in SV11-537C

Spring Valley has an estimated 2.16 million ounces of gold in the measured and indicated categories, consisting of 0.93 million ounces in the measured category and 1.23 million ounces in the Indicated category at a cut-off grade of 0.14 grams per tonne (g/t). There is an additional inferred resource of 1.97 million ounces of gold at the same cut-off grade. The measured resource is contained within 59.0 million tonnes grading 0.49 g/t, the indicated resource is contained within 85.8 million tonnes grading 0.45 g/t and the inferred resource is contained within 103.9 million tonnes grading 0.59 g/t.

Measured and indicated resources are estimated pursuant to Canadian industry standards. See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above. The Spring Valley project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Barrick is funding the majority of the ongoing costs of this project. In the three months ended March 31, 2012 and 2011, the Company incurred $59,894 and $35,790, respectively, primarily to fund engineering and legal costs incurred on the portion of the Seymork land that falls outside of the area of interest under the Barrick joint venture agreement.

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

Midway commissioned a new NI 43-101 Technical Report based on historic drilling and fiscal year 2011 drilling by the Company. The report estimates a new Indicated resource of 310,000 ounces (oz) of gold and inferred resource of 331,000 oz of gold. The gold resource, which appears to be open in all directions, represents a significant increase above the previously reported 344,700 oz historic estimate. The indicated resource is contained in 12,968,000 tonnes at a grade of 0.74 grams per tonne (gpt) gold. The inferred resource is contained in 17,894,000 tonnes at a grade of 0.58 gpt gold. The new resource includes results from 466 verified historic drill holes and 31 Midway verification holes that were drilled in 2011. The Gold Rock project lies 8 kilometers southeast of Midway's Pan project.

The resource extends for 2,500 meters north and south from the historic Easy Junior open pit gold mine. The significantly higher grade of the indicated resource reflects the difference between the use of fire assay results in estimation of the indicated resource and inclusion of cyanide solution assays in estimating the inferred resource. These solution assays, in historic drill holes by previous owners, appear to significantly understate the gold grade as compared to fire assay results. A set of 1,956 samples having both solution assays and fire assays averaged 25% difference between the assay types. Solution assays comprise about 35% of the gold values in the total resource. The indicated resource was calculated using only samples with verified fire assays; samples with cyanide solution assays were restricted to the inferred resource category.

A rigorous two-stage verification program was critical to validate the previous drill hole database before calculating a new resource estimate at Gold Rock. The first stage required independent validation of the historic drill results by engineers at Gustavson. This review resulted in validation of drill results from 52,000 meters of previous drilling in 466 holes. The second stage was a 2011 Midway drilling program to independently confirm gold grades, geology, and rock alteration reported from the earlier drill holes. Midway drilled 8,000 meters in 31 holes, including six core holes.

Resource Estimate, Gold Rock Project, Nevada
	Inferred Resource			Indicated Resource
Cutoff (gpt)	Tonnes	Grade (gpt)	Gold ounces	Tonnes	Grade (gpt)	Gold ounces
0.51	7,866,000	0.83	211,000	7,820,000	0.98	247,000
0.41	10,857,000	0.73	255,000	9,593,000	0.89	273,000
0.27	17,894,000	0.58	331,000	12,968,000	0.74	310,000
0.14	30,460,000	0.42	409,000	18,010,000	0.59	343,000

Note: The tonnage and total ounces of gold were determined from the statistical block model. Average grades were calculated from the tonnage and total ounces and then rounded to the significant digits shown. Calculations based on this table may differ due to the effect of rounding. See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates.”

The indicated and inferred resource estimates include all data available through February, 2012, and were prepared by Gustavson, under the direction of Donald E. Hulse and Donald J. Baker, independent qualified persons.

Permitting is underway for a second round of drilling designed to infill the historic drilling and to test for expansion of the resource along strike and at depth. A surface exploration program is on-going to identify additional targets that may be tested in a third round of drilling either in mid to late 2012 or 2013.

The Company incurred $473,228 expenditures at the Gold Rock project in the three months ended March 31, 2012 of which 26% was related to salary and wages, 20% were cost of engineering studies and the balance on geological programs. For the comparable period in 2011, the company incurred $34,828, of which 35% was the cost of engineering and consulting.

Burnt Canyon Project, Pershing County, Nevada

Burnt Canyon is a volcanic hosted epithermal system with gold identified in numerous rock and soil samples. The project lies between high grade veins in the Seven Troughs district to the south and the Wildcat disseminated gold deposit to the north in Pershing County, Nevada.

The Company drilled 3,395 feet in 8 RC holes during 2011. Assay results were not sufficient to justify continued exploration on the property. In April 2012, the Company terminated the leases comprising of property position and released all rights in the underlying claims.

The Company expensed $35,098 of costs at the Burnt Canyon project in the three months ended March 31, 2012, of which 43% was for engineering and reclamation, and 27% related to salaries and wages. The Company did not conduct any work on the Burnt Canyon project in the three months ended March 31, 2011.

Thunder Mountain Project, Nye County, Nevada

Thunder Mountain is a gold and silver rich epithermal vein and disseminated gold system hosted in rhyolite tuffs and flow dome complexes located six miles southeast of the Tonopah project in Nye County, Nevada.

In March 2012, the company began reverse circulation drilling on the project and assay results are pending.

The Company incurred $196,029 expenditures at the Thunder Mountain project in the three months ended March 31, 2012 of which 35% was related to drilling and 30% related to salaries and wages. For the comparable period in 2011, the company incurred $191 all of which were for salaries and wages.

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

The Company incurred $21,101 and $118,776 of expenditures at the Golden Eagle project in the three months ended March 31, 2012 and 2011, primarily for engineering studies.

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The following table summarizes our results of operation for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	March 31, 2012	March 31, 2011

Expenses
Consulting	$22,720	$43,687
Depreciation	83,710	20,492
Interest and bank charges	661	5,004
Investor relations	59,758	39,596
Legal, audit and accounting	247,617	73,102
Management fees	(8)	(3,717)
Mineral exploration expenditures (see schedule)	1,034,261	1,385,222
Office and administration	187,134	62,884
Salaries and benefits	1,251,600	804,384
Transfer agent and filing fees	37,675	60,861
Travel	67,820	61,265
Operating loss	2,992,948	2,552,780

Other income (expenses)	54,287	(534,503)
Income tax recovery	(133,732)	373,000

Net loss	$3,072,393	$2,714,283

Significant differences between the periods are as follows:

Depreciation expense during the three months ended March 31, 2012 was $83,710 compared to $20,492 during the comparable period of 2011, an increase of $63,218, or 309%. This was primarily due to a substantial increase in depreciable assets of 120% from the comparable period of 2011.

Exploration expenses for the three months ended March 31, 2012 decreased $350,961, or 25%, from the same period of 2011. Details of the expenses in each period may be found in the schedule of mineral exploration expenses to the unaudited consolidated interim financial statements. Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs. Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees for the three months ended March 31, 2012 of $42,019 compared to $24,191 during the comparable period of 2011.

Office and administration expenses for the three months ended March 31, 2012 were $187,134 compared to $62,884 during the comparable period of 2011, an increase of $124,250 or 198%. This increase is primarily a result of additional overhead costs related to our increase in employees. Additionally, the Company also purchased a Director and Officer insurance policy in 2012.

Director’s fees, salaries and benefits during the three months ended March 31, 2012 were $1,251,600 inclusive of $680,719 of non-cash stock based compensation, compared to $804,384 and $504,766 during the comparable period of 2011, respectively, an increase of $447,216, or 56%. We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants. We use the Black-Scholes-Merton model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value. We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options. The increase in the cash component of salaries and benefits is attributable to an increase in the number of employees of the Company, 27 as of March 31, 2012 compared to 16 as of March 31, 2011.

Transfer agent and filing fees for the three months ended March 31, 2012 decreased $23,186, or 38%, from the same period of 2011. The change was primarily related to a decrease in issuance of the Company’s shares as compared to the comparable period of 2011.

Other income and expenses during the three months ended March 31, 2012 were a net income of $54,287 compared to a net expense of $534,503 during the comparable period of 2011, a net change of $588,790 or 110%. This change was primarily caused by a loss of $592,026 incurred on a derivative liability that was carried on the balance sheet in the comparable period of 2011.

Income tax recovery for the three months ended March 31, 2012 decreased $506,732, or 136%, from the same period of 2011. The decrease is primarily related to an adjustment to the future income tax liability that is associated with the acquisition of the Pan-Nevada and Gold Rock projects.

Liquidity and Capital Resources

As of March 31, 2012, we had working capital of $5,814,118, consisting of current assets of $7,223,749 and current liabilities of $1,409,631. This represents a decrease of $3,686,384 from the working capital balance of $9,500,502 as of December 31, 2011. Consistent with our plans, our working capital balance fluctuates as we use cash to fund our exploration, development activities and other operating expenses.

The Company has not generated revenues from operations. These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the Company’s properties. As at March 31, 2012, the Company had an accumulated deficit of $80,694,147 and working capital of $5,814,118 which management believes is sufficient to fund ordinary operations through the next twelve months. However the Company intends to raise additional capital through debt and/or equity placements as the opportunity presents itself.

We have historically relied on equity financings to fund our operations. From inception through March 31, 2012, we received $87,947,133 in cash, services, and other consideration through issuance of shares of our common stock. As of March 31, 2012, we did not have any outstanding debt.

Our most significant expenditures for the remainder of 2012 are expected to be costs associated with the development of our Pan project and further exploration of our properties. We also continue to incur operating expenses approximating $420,000 per month for salaries and benefits (exclusive of non-cash stock-based compensation), professional fees, community relations, investor relations, travel and other overhead expenses at our Colorado executive offices and Ely, Nevada locations.

The balance of cash and equivalents as of March 31, 2012 decreased to $6,349,527 from $10,191,069 as of December 31, 2011, a net decrease in cash of $3,841,542. The decrease was primarily the result of cash used to fund exploration activities and the development costs related to our Pan project.

Net cash used in operating activities was $2,385,591 during the three months ended March 31, 2012 compared to $2,214,251 during the comparable period in 2011, an increase of $171,340. Our use of operating cash during the 2012 period has shifted from exploration activities to development activities, consistent with our plans to advance the Pan property through to production.

Net cash used in investing activities for the three months ended March 31, 2012 was $1,540,245, compared to net cash used by investing activities of $646,407 for the three months ended March 31, 2011.  Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities. We also capitalize certain permitting and engineering activities as part of our plans to advance the Pan project. Cash used in investing activities during the three months ended March 31, 2012 consisted primarily of mineral property acquisition costs of $618,758, permitting and engineering activities on the Pan project of $512,626, and additional equipment purchases of $401,620.

Net cash used in financing activities for the three months ended March 31, 2012 was $125,744, consisting of the issuance of shares of the Company’s common stock as a result of options and warrants exercised during the period. During the comparable period in 2011, cash provided by financing activities was $4,310,825, consisting of proceeds from the sale of common shares.

Contractual Obligations

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado and Ely, Nevada and office equipment until 2014 as follows. Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included.

	Fiscal Year
	2012	2013	2014	Total
Operating Leases	$104,724	132,865	127,419	$365,008

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of March 31, 2012, we have accrued $12,688 compared to $7,805 at December 31, 2011 related to reclamation and other closure requirements at our properties. These liabilities are covered by a combination of surety bonds and restricted cash totaling $552,459 at March 31, 2012 as compared to $603,062 as of December 31, 2011. We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of March 31, 2012; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Midway’s recoverability evaluation of its mineral properties and equipment is based on market conditions for minerals, underlying mineral resources associated with the assets and future costs that may be required for ultimate realization through mining operations or by sale. Midway is in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk. Bearing these risks in mind, Midway has assumed recent world commodity prices will be achievable. We have considered the mineral resource reports by independent engineers on the Tonopah, Spring Valley, Pan and Golden Eagle projects in considering the recoverability of the carrying costs of the mineral properties.  All of these assumptions are potentially subject to change and most are out of our control; however changes to the assumptions are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

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

Related Party Transactions

The Company had the following related party transactions for the three months ended March 31, 2012 and 2011 respectively.

	March 31, 2012	March 31, 2011

Consulting services paid to a company owned by Doris Meyer, who, Until March 18, 2011, was an officer of the Company.	$-	$25,875

Included in accounts payable and accrued liabilities payable, amounts payable to directors and officers at March 31, 2012 and December 31, 2011, were $35,070 and $12,761, respectively.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended March 31, 2012, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 27, 2011, the Company was delivered a summons indicating that it is being sued in the state of Nevada by Redcor Drilling, Inc. ("Redcor") for non-payment of the balance of a drilling invoice that is under dispute by the Company. Redcor is demanding the Company pay US$241,477 together with interest at the rate of 4% per annum from September 18, 2010.  On March 10, 2011, the Company responded to the summons. The Company intends to continue to protest payment of the amount demanded on the basis of non-performance of services.  The Company has recorded the full amount as an accrued liability without accruing interest as the amount of the liability can be estimated and it is likely the Company may be required to pay some portion of the disputed amount.

Redcor placed a mechanic's lien on a portion of the Pan project that the Company leases from NVMC. Subsequently, the Company posted a surety bond for the disputed amount which released the lien from the property.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in Midway’s Annual Report on Form 10-K for the period ended December 31, 2011, as filed on March 9, 2012 with the SEC.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

We consider health, safety and environmental stewardship to be a core value for the Company.

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").  Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2012, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

MIDWAY GOLD CORP.

May 9, 2012	By:	/s/ Daniel Wolfus
Daniel Wolfus
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

May 9, 2012	By:	/s/ Fritz K. Schaudies
Fritz Schaudies
Chief Financial Officer
(Principal Financial and Accounting Officer)

