Form 10-Q
period 2012-06-30
Midway Gold Corp
filed 2012-08-07
CIK 1319009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Number of Common Shares outstanding at August 1, 2012: 127,872,130

1

EXPLANATORY NOTE

All amounts in this interim report on Form 10-Q are expressed in Canadian dollars. Unless otherwise indicated, the United States dollar is denoted as “US$.”

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S. GAAP”).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in Canadian dollars)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,672,050	$10,191,069
Amounts receivable (note 7(b))	48,088	31,866
Prepaid expenses and other current assets	680,855	465,608
	4,400,993	10,688,543

Investments (notes 4 and 5)	19,096	78,933
Reclamation deposit (note 8)	616,004	603,062
Property and Equipment, net (note 6)	4,194,644	1,638,280
Mineral properties (note 7)	49,791,301	49,563,134

	$59,022,038	$62,571,952

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities (note 12)	$2,485,839	$1,188,041

Future income tax liability	4,134,097	4,103,278

Stockholders’ equity (note 9):
Common stock authorized – unlimited, no par value
Issued – 115,560,568 (2011 – 113,849,475)	125,775,408	123,925,404
Additional paid in capital	11,635,547	10,950,108
Accumulated other comprehensive income	(87,460)	26,875
Deficit accumulated during exploration stage	(84,921,393)	(77,621,754)
	52,402,102	57,280,633

	$59,022,038	$62,571,952

Contingency (note 10)

Commitments (note 11)

Subsequent event (note 16)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars) (unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011	Cumulative period from inception (May 14,1996) to June 30, 2012

Expenses
Consulting (note 12)	$81,155	$63,462	$103,875	$107,149	$1,226,504
Depreciation	83,294	6,928	167,004	27,420	1,025,284
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Interest and bank charges	584	5,965	1,244	10,969	913,448
Investor relations	20,033	62,202	79,791	101,798	1,459,619
Legal, audit and accounting	190,405	107,674	438,022	180,776	3,822,144
Management fees	16	(1,965)	8	(5,682)	210,778
Mineral exploration expenditures (Schedule)	2,133,303	3,148,793	3,167,564	4,534,015	61,668,214
Mineral property interests written-off	-	-	-	-	4,643,637
Mineral property interests recovered	-	-	-	-	(60,120)
Office and administration	188,429	83,613	375,564	146,497	2,373,778
Salaries and benefits	936,307	443,555	2,187,908	1,247,939	16,413,460
Transfer agent and filing fees	68,795	49,631	106,470	110,492	951,792
Travel	79,940	53,067	147,760	114,332	1,358,765
Operating loss	3,782,261	4,022,925	6,775,210	6,575,705	93,200,991

Other income (expenses):
Foreign exchange gain (loss)	(65,818)	58,486	(16,553)	108,081	1,511,978
Loss on change in fair value of warrant liability	-	-	-	(592,026)	(1,235,700)
Interest and investment income	1,399	7,113	16,074	9,125	905,718
Loss on sale of equipment	-	-	-	-	526,149
Gain on sale of investments	-	-	-	-	44,077
Investment write down	-	-	-	-	(130,000)
Unrealized gain (loss) on investments (note 5)	(6,330)	(4,382)	(8,587)	1,534	(608,874)
Write down of deferred financing costs	(450,717)	-	(450,717)	-	(450,717)
Other income (expense)	(29,389)	(273)	(36,785)	(273)	32,842
	(550,855)	60,944	(496,568)	(473,559)	595,473

Net loss before income tax	4,333,116	3,961,981	7,271,778	7,049,264	92,605,518
Income tax recovery (expense)	105,871	661,000	(27,861)	1,034,000	7,684,125
Net loss	$4,227,245	$3,300,981	$7,299,639	$6,015,264	$84,921,393

Basic and diluted loss per share	$0.04	$0.03	$0.06	$0.06

Weighted average number of shares outstanding	114,428,565	104,991,087	114,195,541	101,718,618

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

Consolidated Statement of COMPREHENSIVE Loss

(Expressed in Canadian dollars) (unaudited)

	Three Months ended June 30, 2012	Three Months ended June 30, 2011	Six Months ended June 30, 2012	Six Months ended June 30, 2011
Net loss for the period before other comprehensive loss	$4,227,245	$3,300,981	$7,299,639	$6,015,264
Unrealized (gain) loss on investment (note 5)	58,750	25,000	51,250	(18,750)
Currency Translation Adjustment	457,336	-	(165,585)	-
Comprehensive loss	$4,743,331	$3,325,981	$7,185,304	$5,996,514

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars) (unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011	Cumulative period from inception (May 14,1996) to June 30, 2012
Cash provided by (used in):
Operating activities:
Net loss	$(4,227,245)	$(3,300,981)	$(7,299,639)	$(6,015,264)	$(84,921,393)
Items not involving cash:
Depreciation	83,294	6,928	167,004	27,420	1,025,284
Stock-based compensation	450,717	210,522	1,145,824	739,479	11,747,237
Unrealized foreign exchange loss (gain)	85,000	(226,041)	2,958	(373,983)	(1,571,566)
Investment write down	-	-	-	-	130,000
Unrealized (gain) loss on investment	6,330	4,382	8,587	(1,534)	608,874
Non-cash interest expense	-	-	-	-	234,765
Loss on change in liability of warrants	-	-	-	592,026	1,235,700
Other current assets written off	218,044	-	218,044	0	218,044
Future income tax recovery	(105,871)	(661,000)	27,861	(1,034,000)	(7,684,125)
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Loss on sale of equipment	-	-	-	-	(526,149)
Gain on sale of investments	-	-	-	-	(44,077)
Mineral property interests written off	-	-	-	-	4,643,637
Mineral property interest recovery	-	-	-	-	(60,120)
Change in non-cash working capital items:
Amounts receivable	(13,429)	(35,695)	(16,355)	1,366	(29,931)
Prepaid expenses	225,173	(3,344)	(158,351)	(360,590)	(644,004)
Accounts payable and accrued liabilities	1,048,644	426,704	1,289,133	632,304	2,572,177
	(2,229,343)	(3,578,525)	(4,614,934)	(5,792,776)	(75,871,959)
Investment activities:
Proceeds on sale of subsidiary	-	-	-	-	254,366
Proceeds on sale of equipment	-	-	-	-	22,820
Proceeds on sale of mineral property	-	-	-	-	1,339,002
Proceeds on sale of investments	-	-	-	-	321,852
Mineral property acquisitions	-	(22,262)	(618,758)	(469,063)	(22,712,448)
Deferred acquisition costs	-	-	-	-	(23,316)
Purchase of equipment	(1,732,818)	(763,329)	(2,647,064)	(954,239)	(6,157,633)
Reclamation deposit	(3,924)	348	(11,165)	(8,348)	(1,029,610)
	(1,736,742)	(785,243)	(3,276,987)	(1,431,650)	(27,984,967)
Financing activities:
Advance from Red Emerald Ltd.	-	-	-	-	12,010,075
Common stock issued, net of issue costs	989,774	12,109,739	1,115,518	16,420,564	88,936,912
Promissory note	-	-	-	-	2,000,000
Repayment of promissory note	-	-	-	-	(2,000,000)
Convertible debenture	-	-	-	-	6,324,605
	989,774	12,109,739	1,115,518	16,420,564	107,271,592
Effect of exchange rate changes on cash:	298,834	-	257,384		257,384

Increase (decrease) in cash and cash equivalents	(2,677,477)	7,745,971	(6,519,019)	9,196,138	3,672,050
Cash and cash equivalents, beginning of period	6,349,527	7,512,983	10,191,069	6,062,816	-
Cash and cash equivalents, end of period	$3,672,050	$15,258,954	$3,672,050	$15,258,954	$3,672,050

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

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, December 31, 2009, brought forward	77,354,997	$92,670,965	$6,355,109	$-	$(56,267,603)	$42,758,471
Shares issued:
Private placement	1,333,333	514,365	285,635	-	-	800,000
Public offerings	17,738,666	8,294,058	1,504,996	-	-	9,799,054
Share issue costs	-	(1,431,027)	212,109	-	-	(1,218,918)
Exercise of share purchase warrants	12,500	14,024	(4,024)	-	-	10,000
Stock based compensation	-	-	838,601	-	-	838,601
Unrealized gain on investment	-	-	-	13,125	-	13,125
Net loss	-	-	-	-	(5,826,972)	(5,826,972)
Balance, December 31, 2010	96,439,496	100,062,385	9,192,426	13,125	(62,094,575)	47,173,361
Shares issued:
Exercise of share purchase warrants	8,611,356	10,849,874	(1,578,554)	-	-	9,271,320
Exercise of stock options	729,997	743,200	(290,451)	-	-	452,749
Bought deal offering	7,500,000	11,742,000	-	-	-	11,742,000
Share issuance under At-the-Market Program	568,626	1,518,845	-	-	-	1,518,845
Share issue costs	-	(990,900)	-	-	-	(990,900)
Stock-based compensation	-	-	3,626,687	-	-	3,626,687
Unrealized gain on investment	-	-	-	13,750	-	13,750
Net loss	-	-	-	-	(15,527,179)	(15,527,179)
Balance, December 31, 2011	113,849,475	$123,925,404	$10,950,108	$26,875	$(77,621,754)	$57,280,633
Shares issued:
Exercise of share purchase warrants	1,533,650	1,644,074	(417,153)	-	-	1,226,921
Exercise of stock options	108,333	108,551	(43,232)	-	-	65,319
Share issuance under ATM Program	69,110	97,379	-	-	-	97,379
Share issue costs	-	-	-	-	-	-
Stock based compensation	-	-	1,145,824	-	-	1,145,824
Unrealized (gain) loss on investment	-	-	-	51,250	-	51,250
Currency translation adjustment	-	-	-	(165,585)	-	(165,585)
Net loss	-	-	-	-	(7,299,639)	(7,299,639)
Balance, June 30, 2012	115,560,568	$125,775,408	$11,635,547	$(87,460)	$(84,921,393)	$52,402,102

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

(Expressed in Canadian dollars) (unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011	Cumulative period from inception (May 14,1996) to June 30, 2012
Exploration costs incurred are summarized as follows:
Tonopah project
Assays and analysis	$16,649	$-	$19,496	$-	$552,388
Communication	117	-	117	-	9,630
Drilling	-	499,925	(64)	499,795	2,834,782
Engineering and consulting	8,714	113,296	14,530	155,519	4,447,385
Environmental	-	2,440	-	2,440	236,138
Field office and supplies	700	10,300	12,035	12,151	278,186
Legal	578	5,554	395	6,431	165,741
Property maintenance and taxes	508	3,900	508	3,867	559,317
Reclamation costs	3,330	1,154	4,912	1,154	39,238
Reproduction and drafting	98	2,602	98	2,602	23,544
Salaries and labor	21,121	70,934	74,200	90,780	941,051
Travel, transportation and accommodation	2,521	16,910	5,793	38,110	478,602
	54,336	727,015	132,020	812,849	10,566,002
Spring Valley project
Assays and analysis	-	-	-	-	3,329,900
Communication	28	-	28	-	10,335
Drilling	-	-	-	-	10,261,359
Engineering and consulting	7,988	178,595	30,343	197,447	2,662,794
Environmental	-	-	-	-	300,445
Equipment rental	-	-	-	-	64,651
Field office and supplies	2,515	-	6,240	27	555,486
Legal	30,925	36,748	53,579	36,748	489,254
Operator fee	-	-	-	-	108,339
Property maintenance and taxes	-	-	-	(144)	487,921
Reclamation costs	135	127	135	127	31,008
Reproduction and drafting	90	324	90	324	30,138
Salaries and labor	5,167	7,045	15,217	15,583	1,274,885
Travel, transportation and accommodation	469	(6,602)	1,579	1,915	858,304
	47,317	216,237	107,211	252,027	20,464,819
Pan project
Assays and analysis	(36)	166,217	3,807	202,239	931,888
Drilling	(58,887)	630,415	(58,887)	906,428	3,711,650
Engineering and consulting	1,773	432,949	25,637	892,565	3,583,462
Environmental	7,051	68,274	7,051	89,857	703,207
Field office and supplies	96,714	52,091	127,615	91,433	801,217
Legal	34,042	72,231	31,073	81,515	335,705
Property maintenance and taxes	3,220	233,925	2,945	313,764	872,549
Reclamation costs	(1,312)	28,135	3,769	28,135	(10,997)
Reproduction and drafting	3,417	1,889	3,417	5,318	75,445
Salaries and labor	194,694	229,036	277,084	367,865	2,300,992
Travel, transportation and accommodation	21,009	71,299	28,578	112,042	502,411
	301,685	1,986,461	452,089	3,091,161	13,807,529
Sub-total balance carried forward	$403,338	$2,929,713	$691,320	$4,156,037	$44,838,350

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011	Cumulative period from inception (May 14,1996) to June 30, 2012
Sub-total balance brought forward	$403,338	$2,929,713	$691,320	$4,156,037	$44,838,350
Thunder Mountain project
Assays and analysis	69,221	-	70,940	-	85,508
Drilling	108,029	-	177,012	-	254,968
Engineering and consulting	21,521	-	46,462	-	47,168
Environmental	-	-	-	-	1,717
Field office and supplies	26,689	-	38,639	-	39,832
Property maintenance and taxes	-	82	20,449	82	39,436
Reclamation costs	1,382	5,365	1,382	5,365	6,169
Salaries and labor	49,216	372	108,671	563	112,346
Travel, transportation and accommodation	13,077	-	21,609	-	21,664
	289,135	5,819	485,164	6,010	608,808
Gold Rock project
Assays and analysis	29,539	194	89,414	194	279,957
Drilling	4,561	21,380	26,327	21,380	1,078,712
Engineering and consulting	128,575	39,566	223,550	51,924	493,557
Environmental	271,350	2,440	351,936	2,440	437,495
Field office and supplies	32,340	1,211	85,893	1,334	165,656
Legal	6,346	9,157	7,706	9,157	35,979
Property maintenance and taxes	785	194	14,332	827	438,027
Reclamation costs	2,494	6,631	12,179	15,621	37,365
Reproduction and drafting	783	-	783	108	36,199
Salaries and labor	87,444	20,608	210,339	32,149	425,702
Travel, transportation and accommodation	15,770	644	30,756	1,719	88,978
	579,987	102,025	1,053,215	136,853	3,517,627
Golden Eagle project
Assays and analysis	-	-	-	-	21,690
Drilling	-	-	-	-	3,638
Engineering and consulting	27,743	92,502	48,844	205,417	429,826
Field office and supplies	2,529	-	2,529	-	4,794
Legal	509	1,950	509	1,950	22,028
Property maintenance and taxes	8,527	4,268	8,527	4,268	29,904
Salaries and labor	4,940	2,746	4,940	7,209	13,378
Travel, transportation and accommodation	451	3,945	451	5,343	21,516
	44,699	105,411	65,800	224,187	546,774
Sub-total balance carried forward	$1,317,159	$3,142,968	$2,295,499	$4,527,536	$49,511,559

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011	Cumulative period from inception (May 14,1996) to June 30, 2012
Sub-total balance brought forward	$1,317,159	$3,142,968	$2,295,499	$4,527,536	$49,511,559
Abandoned properties
Acquisition costs and option payments	-	-	-	-	40,340
Assays and analysis	-	-	5,296	-	101,908
Communications	-	-	-	-	119,734
Drilling	-	-	-	-	1,018,952
Engineering and consulting	1,836	-	9,894	-	3,404,185
Equipment rental	-	-	-	-	348,377
Field office and supplies	58	65	2,447	65	312,816
Foreign exchange gain	-	-	-	-	(38,134)
Freight	-	-	-	-	234,956
Interest on convertible loans	-	-	-	-	1,288,897
Legal and accounting	-	1,402	-	1,402	466,764
Marketing	-	-	-	-	91,917
Mining costs	-	-	-	-	693,985
Processing and laboratory supplies	-	-	-	-	941,335
Property maintenance and taxes	-	-	-	-	511,445
Reclamation costs	62	150	6,969	150	45,478
Recoveries	-	-	-	-	(39,850)
Reproduction and drafting	-	-	-	-	6,215
Security	-	-	-	-	350,584
Salaries and labor	190	2,120	9,832	2,120	47,552
Travel, transportation and accommodation	278	862	3,084	862	448,862
Utilities and water	-	-	-	-	59,425
	2,424	4,599	37,522	4,599	10,455,743
Property investigations
Assays and analysis	9,434	-	9,434	-	184,830
Drilling	565	-	565	-	169,694
Engineering and consulting	174,734	-	174,734	-	385,125
Environmental	-	-	-	-	22,761
Field office and supplies	(135)	-	5,545	(97)	25,539
Legal	-	-	-	-	10,952
Property maintenance and taxes	608,569	-	608,569	-	731,799
Reclamation costs	-	-	-	-	3,048
Reproduction and drafting	394	-	394	-	5,336
Salaries and labor	11,393	1,226	24,989	5,707	36,293
Travel, transportation and accommodation	8,766	-	10,313	719	125,535
	813,720	1,226	834,543	6,329	1,700,912
	$2,133,303	$3,148,793	$3,167,564	$4,534,015	$61,668,214

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature and continuance of operations

Midway Gold Corp. (the “Company” or “Midway”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The consolidated financial statements for the three and six months ended June 30, 2012 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

The Company has not generated any revenues from operations. The Company has incurred losses for the three and six months ended June 30, 2012 of $4,227,245 and $7,299,639, respectively, and since inception of May 14, 1996 to June 30, 2012 resulting in an accumulated deficit of $84,921,393; further losses are anticipated in the development of its business. At June 30, 2012, the Company had $3,672,050 in cash and cash equivalents. As discussed in Subsequent event note 16, subsequent to June 30, 2012 the Company filed a preliminary prospectus supplement to its short form base shelf prospectus filed with the securities commissions in each of the provinces of British Columbia, Alberta and Ontario, and a corresponding shelf prospectus as part of an effective registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission, pursuant to which it offered 12,261,562 units at US$1.28 per unit for gross proceeds of US$15,694,799. As of the date of this report, management believes the Company has sufficient funds for ordinary operations through the next twelve months.

The Company’s ability to continue as a going concern is dependent upon its ability to successfully raise additional financing for the substantial capital expenditures required to achieve planned principal operations. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

2.	Significant accounting policies and change in accounting policy

The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements including the notes thereto for the year ended December 31, 2011 which may be found under the Company’s profile on SEDAR and EDGAR.

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

In June 2011, the FASB issued ASU No. 2011-05, which updated the guidance in ASC Topic 220, Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance became effective for the Company as of January 1, 2012.

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

Basic net loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive. At June 30, 2012 and 2011, the total number of potentially dilutive shares of common stock of the Company excluded from basic net loss per share was 4,343,334 and 1,910,001, respectively.

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

The Company did not have any Level 3 assets as of June 30, 2012.

The determination of fair value for financial reporting purposes at June 30, 2012 utilizing the applicable framework is as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at June 30, 2012
Available-for-sale securities	$18,750	$-	$-	$18,750
Derivatives	-	346	-	346
Total	$18,750	$346	$-	$19,096

Financial instruments measured at fair value as at December 31, 2011 were as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at December 31, 2011
Available-for-sale securities	$70,000	$-	$-	$70,000
Derivatives	-	8,933	-	8,933
Total	$70,000	$8,933	$-	$78,933

5.	Investments

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

The NVX Warrants are considered derivatives. The NVX Warrants will be revalued each reporting period with gains or losses recorded in the Statement of Operations. The following Black-Scholes valuation assumptions were used on June 30, 2012: expected life of 0.3 years; volatility of 151%; no dividend yield; and a risk free interest rate of 1.6%. The following Black-Scholes valuation assumptions were used on December 31, 2011: expected life of 0.82 years; volatility of 68%; no dividend yield; and a risk free interest rate of 0.91%.

	June 30, 2012
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$(24,375)	$18,750
Warrants	250,000	16,995	(16,649)	346
Total investments		$60,120	$(41,024)	$19,096

	December 31, 2011
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$26,875	$70,000
Warrants	250,000	16,995	(8,062)	8,933
Total investments		$60,120	$18,813	$78,933

During the three month period ended June 30, 2012, the Company recorded a net unrealized loss on the common shares of NVX of $58,750 in accumulated other comprehensive income and a net unrealized loss on the NVX Warrants of $6,330 in the Statement of Operations for the difference in the fair value at June 30, 2012 as compared to March 31, 2012.

During the six month period ended June 30, 2012, the Company recorded a net unrealized loss on the common shares of NVX of $51,250 in accumulated other comprehensive income and a net unrealized loss on the NVX Warrants of $8,587 in the Statement of Operations for the difference in the fair value at June 30, 2012 as compared to December 31, 2011.

6.	Property and Equipment

At June 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	June 30, 2012	December 31, 2011

Land	$560,907	$536,854
Buildings and leasehold improvements	531,817	434,864
Computer equipment and software	870,634	497,317
Trucks and autos	374,276	293,946
Field equipment	233,163	247,826
Office equipment	195,168	133,893
Construction in progress	2,049,936	-
Subtotal	4,815,901	2,144,700
Accumulated depreciation	(621,257)	(506,420)
Totals	$4,194,644	$1,638,280

Depreciation expense for the three and six months ended June 30, 2012 and 2011 was $83,294 and $167,004, and $6,928 and $27,420 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

7.	Mineral properties

Details on the Company’s mineral properties are found in note 6 to the audited consolidated financial statements for the year ended December 31, 2011.

Mineral property	June 30, 2012	December 31, 2011
Tonopah	$7,247,374	$7,324,586
Spring Valley	4,891,696	5,099,159
Pan	34,278,644	34,020,664
Gold Rock	1,161,765	863,112
Golden Eagle	2,211,822	2,255,613
	$49,791,301	$49,563,134

(a)	Tonopah property, Nye County, Nevada

Through a series of agreements, amendments and payments the Company acquired a 100% interest in the Tonopah property subject only to a sliding scale royalty on Net Smelter Returns (“NSR”) from any commercial production of between 2% to 7%, based on changes in gold prices and an advance minimum royalty, recoverable from commercial production, of $305,430 (US$300,000) per year on each August 15.

(b)	Spring Valley property, Nevada

At June 30, 2012, no amounts were due from Barrick Gold Exploration Inc. (“Barrick”). At December 31, 2011, the Company had an amount receivable of $6,537 (US$6,428), for recoverable salaries and expenses, from Barrick pursuant to the Spring Valley exploration option and joint venture agreement, which was subsequently paid.

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

(e)	Golden Eagle property, Washington

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

At June 30, 2012 the Company had posted a total of $616,004 reclamation deposits compared to $603,062 at December 31, 2011.

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

(xxxvii)	On June 6, 2011, the Company issued 7,500,000 common shares upon the close of a “bought deal” public offering for US$1.60 per share. Gross proceeds on the purchase were $11,742,000 (US$12,000,000). The Company incurred $151,839 in issue costs and paid the agent $587,100 (US$600,000) as a commission for this public offering.

(xxxviii)	On September 23, 2011, the Company announced that it had established an "At-the-Market" ("ATM") issuance program under which it may sell up to a maximum of 6,000,000 of its common shares. The ATM issuance program is available to the Company on an as needed basis. Subject to market conditions and funding requirements, the Company may, at its discretion, from time to time sell all, some, or none of the reserved shares during the term of the ATM program. Any common shares issued under the ATM program will be sold through ATM issuances in the United States. No ATM issuances will be made through the facilities of any Canadian securities exchange. Any ATM issuances will be made at market prices prevailing at the time of the sale and, as a result, prices may vary. During the six months ended June 30, 2012, the Company issued 69,110 shares pursuant to the ATM program. As of June 30, 2012, the Company has issued a total of 637,736 shares and received net proceeds of $1,554,957 pursuant to the ATM program.

(xxxix)	During the six months ended June 30, 2012, the Company issued 1,533,650 common shares pursuant to the exercise of share purchase warrants. Proceeds received on the 1,533,650 common shares issued totalled $1,226,921.

Additionally, during the six months ended June 30, 2012, the Company issued 108,333 common shares pursuant to the exercise of employee stock options. Proceeds received on the options exercised totalled $65,319.

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

The Company recorded stock-based compensation expense, net of forfeitures, of $1,145,824 in the six months ended June 30, 2012 compared to $739,479 for the six months ended June 30, 2011 and $450,717 in the three months ended June 30, 2012 compared to $210,522 for the three months ended June 31, 2011. For options vesting during the six months ended June 30, 2012 and 2011, $1,058,745 and $635,687 was included in salaries and benefits in the statement of operations, respectively, $104,615 and $75,622 was included in salaries and labor in the schedule of mineral exploration expenditures and $(17,536) and $28,170 was included in consulting in the statement of operations for non-employee stock-based compensation. For options vesting during the three months ended June 30, 2012 and 2011, $378,026 and $130,464 was included in salaries and benefits in the statement of operations, respectively, $62,596 and $51,888 was included in salaries and labor in the schedule of mineral exploration expenditures and $10,095 and $28,170 was included in consulting in the statement of operations for non-employee stock-based compensation. The estimated unrecognized compensation cost from unvested options as of June 30, 2012 was approximately $1,045,824, which is expected to be recognized over the remaining vesting period of 1.4 years.

The weighted-average grant date fair value of options granted was $1.24 per option during the six months ended June 30, 2012 and $0.69 for the comparable period in 2011.

The following table summarizes activity for compensatory stock options during the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2012	8,881,668	$1.36	$6,318,733	6,860,000
Granted	250,000	1.89	-	-
Exercised	(108,333)	0.60	-	-
Cancelled	(68,333)	1.36	-	-
Outstanding, June 30, 2012	8,955,002	$1.32	$2,959,368	7,381,668

The following table summarizes information about outstanding compensatory stock options as of June 30, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.95 - $2.34	3,953,334	4.2	$1.85	2,496,667	$1.73	$276,667
$0.58 - $0.71	2,221,668	3.0	0.61	2,105,001	0.61	1,548,851
$0.56 - $0.86	1,815,000	1.9	0.73	1,815,000	0.73	1,133,850
$2.00 - $3.36	965,000	0.9	2.40	965,000	2.40	-
	8,955,002	3.1	$1.32	7,381,668	$1.19	$2,959,368

d)	Share purchase warrants:

At June 30, 2012 there were no outstanding warrants. During the six months ended June 30, 2012, the Company did not issue any warrants. See subsequent events note 16.

A summary of the Company’s stock purchase warrants as of June 30, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life (in years)
Balance, December 31, 2011	1,577,650	$0.80	0.4
Issued	-	-	-
Exercised	(1,533,650)	0.80	-
Expired	(24,000)	0.80	-
Balance, June 30, 2012	-	$-	-

10.	Contingency

On January 27, 2011, the Company was delivered a summons indicating that it is being sued in the state of Nevada by Redcor Drilling, Inc. ("Redcor") for non-payment of the balance of a drilling invoice that was under dispute by the Company. Redcor was demanding the Company pay US$241,477 together with interest at the rate of 4% per annum from September 18, 2010. On May 22, 2012, Redcor agreed to dismiss the claim upon receipt of US$181,389 from the Company for drilling services provided.

11.	Commitments

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado and Ely, Nevada and office equipment until 2014 as follows. Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included.

	Fiscal Year
	2012	2013	2014	Total
Operating Leases	$79,494	158,773	141,633	$379,900

12.	Related party transactions

For the three and six month periods ending June 30, 2011, the Company paid consulting fees of $25,875 and $53,901, respectively to a company controlled by the former Chief Financial Officer of the Company for accounting and corporate compliance services. The Company’s former Chief Financial Officer resigned effective March 18, 2011, but remained as Corporate Secretary until just prior to the Annual General Meeting on June 5, 2011.

On May 19, 2012, the Company entered into a consulting agreement with its former Chief Executive Officer for a term of twelve months. Under this agreement the former Chief Executive Officer will provide advisory services from time to time to the Company. For both the three and six month periods ending June 30, 2012, the Company paid consulting fees of $21,511 to the former Chief Executive Officer under this agreement. As of June 30, 2012 the remaining amount due under the agreement was $132,353.

Included in accounts payable and accrued liabilities payable, amounts payable to directors and officers at June 30, 2012 and December 31, 2011, were $34,579 and $12,761, respectively.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

13.	Financial instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Investments at June 30, 2012 and December 31, 2011 are recorded at fair values (note 4).

14.	Supplemental disclosure with respect to cash flows

The significant non-cash transactions for the three and six month period ended June 30, 2012 were nil.

The significant non-cash transactions for the six month period ended June 30, 2011 consisted of the transfer of $668,484 for the fair value of share purchase warrants exercised from paid in additional capital to share capital; the transfer of $2,154,570 for the fair value of share purchase warrants exercised or expired from warrant liability to share capital.

15.	Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development, with all of the Company’s long lived assets being located in the United States at June 30, 2012 and December 31, 2011.

16.	Subsequent event

On July 6,2012, the Company closed a public offering and issued 12,261,562 units at US$1.28 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one common share of the Company at a price of US$1.85 per share for a period of 18 months following the closing of the public offering, subject to acceleration provisions. The gross proceeds of the financing of US$15,694,799 were allocated first to the fair value of the warrants at US$1,969,112 with the residual amount of US$13,725,687 to common shares.

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

Cautionary Note Regarding Forward-Looking Statements

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Midway to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding Midway’s strategy, future plans for production, future expenses and costs, future liquidity and capital resources, and estimates of mineralized material. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, risks and uncertainties related to: our expected plans of operation to continue as a going concern; the establishment and estimates of mineral reserves and resources; the grade of mineral reserves and resources; anticipated expenditures and costs in our operations; planned exploration activities and the anticipated outcome of such exploration activities; plans and anticipated timing for obtaining permits and licenses for our properties; anticipated closure costs; anticipated liquidity to meet expected operating costs and capital requirements; estimates of environmental liabilities; our ability to obtain financing to fund our estimated expenditure and capital requirements; factors expected to impact our results of operations; the expected impact of the adoption of new accounting standards; and risks related to development, bonding, permitting, construction, other activities related to mine development; unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of pending and future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; accidents and labor disputes; competitive factors, including competition for property acquisitions; availability of external financing at reasonable rates or at all and those additional risks as described under the heading “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 9, 2012. Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although Midway believes that the expectations reflected in the forward-looking statements contained herein are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and Midway undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

Overview

Company Overview

Midway is a development stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. Our mineral properties are located in Nevada and Washington. Our Pan project is in the development stage. The Tonopah, Spring Valley, Gold Rock and Golden Eagle gold properties are exploratory stage projects with identified gold mineralization. The Thunder Mountain project is an earlier stage gold and silver exploration project.

Business Strategy and Development

The Company is currently working towards transitioning itself from a development stage company to a gold production company with plans to advance the Pan gold property located in White Pine County, Nevada through to production by as early as 2014.

The map below shows the location of Midway’s properties located in Nevada, USA.

Winnemucca
80
Spring Valley Project
Lovelock
80
Reno
Carson City
Eureka
Pan Project
Ely
Gold Rock Project
Tonopah Project
Tonopah
Thunder Mountain Project
N
15
Las Vegas
0
25
50
100 Miles

Highlights for the second quarter 2012:

•	Pan project – An Environmental Impact Statement (“EIS”) is being prepared by the Bureau of Land Management (“BLM”) and cooperating agencies as part of the permitting process for a mining plan of operations submitted by Midway.

•	Spring Valley project – Assay results were received from drilling by Barrick conducted in the first quarter of fiscal year 2012.

•	Gold Rock project – An Environmental Assessment for an expanded exploration permit was completed.

Activities on Midway’s properties in the second quarter ended June 30, 2012 and up to the date of this Quarterly Report filed on Form 10-Q, are described in further detail below.

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

Highlights

Mine permitting is progressing on schedule. An EIS is being prepared by JBR Environmental, a third party contractor with the BLM.

The mine plan is being reviewed for ways to optimize operations and reduce costs. A production water well has been completed for the project.

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

The Company incurred $452,089 and $3,091,161 of expenditures at the Pan project in the six months ended June 30, 2012 and 2011, respectively. Additionally, these expenditures were primarily for salaries and labor, which represented 61% of total expenditures during the six months ended June 30, 2012. For the comparable period during 2011, expenditures were primarily for engineering and consulting, and drilling which represented 32% and 29% of the total expenditures for the Pan project, respectively. Beginning on January 1, 2012, the Company began to capitalize certain permitting and engineering activities as part of our plans to advance the Pan project to production and in the six months ended June 30, 2012 the Company capitalized $2,047,950 of these costs as compared to nil for the comparable period in 2011 and $1,532,402 for the three months ended June 30, 2012 as compared to nil for the comparable period in 2011.

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

Reclamation of 2011 drill holes has been completed. Modeling of the deposit based on 2011 drill results is underway.

The Company incurred $132,020 and $812,849 of expenditures at the Tonopah project in the six months ended June 30, 2012 and 2011, respectively. The expenditures were comprised of 56% related to salaries and wages for the six months ended June 30, 2012 and 61% related to drilling expenses for the comparable period in 2011. The Tonopah project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

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

Barrick provided the Company with results from first quarter 2012 drilling. During the quarter, Barrick completed 2,732 meters of reverse circulation and 883 meters of large diameter PQ (85mm) core drilling. Highlights of the drill intercepts include:

•	136 meters of 0.75 grams per tonne (gpt) gold in SV11-516c
•	61 meters of 1.03 gpt gold in SV12-562
•	108 meters of 0.93 gpt gold in SV12-564

Higher Grade intercepts include:

•	0.9 meters of 32.91 gpt gold in SV11-516c
•	1.5 meters of 12.34 gpt gold in SV12-558c
•	1.5 meters of 11.01 gpt gold in SV12-564

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

Barrick is funding the majority of the ongoing costs of this project. In the six months ended June 30, 2012 and 2011, the Company incurred $107,211 and $252,027, respectively, primarily to fund engineering and legal costs incurred on the portion of the Seymork land that falls outside of the area of interest under the Barrick joint venture agreement.

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

An Environmental Assessment was completed for expanded exploration drilling. Permitting has been received for a second round of drilling designed to infill the historic drilling and to test for expansion of the resource along strike and at depth. A surface exploration program is on-going to identify additional targets that may be tested in a third round of drilling.

Gold Rock has an estimated 310,000 ounces (oz) of gold in the indicated category and 331,000 oz of gold in the inferred category. The indicated resource is contained in 12,968,000 tonnes at a grade of 0.74 grams per tonne (gpt) gold. The inferred resource is contained in 17,894,000 tonnes at a grade of 0.58 gpt gold. The gold resource appears to be open in all directions and represents a significant increase above the previously reported 344,700 oz historic estimate.

Resource Estimate Gold Rock Project, Nevada
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

The Company incurred $1,053,215 of expenditures at the Gold Rock project in the six months ended June 30, 2012 of which 20% was related to salary and wages and 55% were the cost of engineering studies and environmental programs. For the comparable period in 2011, the company incurred $136,853, of which 38% related to the cost of engineering and consulting. The Gold Rock project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Thunder Mountain Project, Nye County, Nevada

Thunder Mountain is a gold and silver rich epithermal vein and disseminated gold system hosted in rhyolite tuffs and flow dome complexes located six miles southeast of the Tonopah project in Nye County, Nevada.

Assay results from March 2012 reverse circulation drilling on the project are being evaluated.

The Company incurred $485,164 of expenditures at the Thunder Mountain project in the six months ended June 30, 2012 of which 36% was related to drilling and 22% related to salaries and wages. For the comparable period in 2011, the company incurred $6,010 primarily for reclamation work around the project. The Thunder Mountain project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

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

The Company incurred $65,800 and $224,187 of expenditures at the Golden Eagle project in the six months ended June 30, 2012 and 2011, primarily for engineering studies. The Golden Eagle project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The following table summarizes our results of operation for the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three Months ended June 30, 2012	Three Months ended June 30, 2011	Change

Expenses
Consulting	$81,155	$63,462	$17,693
Depreciation	83,294	6,928	76,366
Interest and bank charges	584	5,965	(5,381)
Investor relations	20,033	62,202	(42,169)
Legal, audit and accounting	190,405	107,674	82,731
Management fees	16	(1,965)	1,981
Mineral exploration expenditures (see schedule)	2,133,303	3,148,793	(1,015,490)
Office and administration	188,429	83,613	104,816
Salaries and benefits	936,307	443,555	492,752
Transfer agent and filing fees	68,795	49,631	19,164
Travel	79,940	53,067	26,873
Operating loss	3,782,261	4,022,925	(240,664)

Other income (expenses)	(550,855)	60,944	(611,799)
Income tax recovery	105,871	661,000	(555,129)

Net loss	$4,227,245	$3,300,981	$926,264

Significant differences between the periods are as follows:

Depreciation expense during the three months ended June 30, 2012 was $83,294 compared to $6,928 during the comparable period of 2011, an increase of $76,366. This was primarily due to an increase of 70% in depreciable assets from the comparable period of 2011.

Legal, audit and accounting fees totaled $190,405 for the three months ended June 30, 2012, an increase of $82,731 or 77% for the period. The increase for the period primarily relates to additional requirements for XBRL tagging of the financial statements, a full internal control re-evaluation and continued implementation and testing as required under the Sarbanes-Oxley Act.

Exploration expenses for the three months ended June 30, 2012 decreased $1,015,490, or 32%, from the same period of 2011. Details of the expenses in each period may be found in the Schedule of Mineral Exploration Expenditures to the unaudited consolidated interim financial statements. Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs. Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees for the three months ended June 30, 2012 of $62,596 compared to $51,431 during the comparable period of 2011. Additionally, beginning on January 1, 2012, the Company began to capitalize certain permitting and engineering activities as part of our plans to advance the Pan project to production and for the three months ended June 30, 2012 the Company capitalized $1,532,402 of these costs as compared to nil for the comparable period in 2011.

Office and administration expenses for the three months ended June 30, 2012 were $188,429 compared to $83,613 during the comparable period of 2011, an increase of $104,816 or 125%. This increase is primarily a result of additional overhead costs related to our increase in employees.

Director’s fees, salaries and benefits during the three months ended June 30, 2012 were $936,307 compared to $443,555 during the comparable period of 2011, an increase of $492,752, or 111%. Director’s fees, salaries and benefits is inclusive of $378,026 of non-cash stock based compensation for the three months ended June 30, 2012 as compared to $130,921 for the comparable period of 2011, an increase of $247,105 or 188%. We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants. We use the Black-Scholes model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value. We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options. The increase in the cash component of salaries and benefits is attributable to an increase in the number of employees of the Company, 30 as of June 30, 2012 compared to 23 as of June 30, 2011.

Other income (expenses) during the three months ended June 30, 2012 were a net expense of $550,855 compared to a net income of $60,944 during the comparable period of 2011, a net change of $611,799. This change was primarily due to costs incurred in evaluating certain specific financing options that management had considered. However, consistent with our plans to advance the Pan property through to production, the Company intends to raise additional capital through debt and/or equity placements as the opportunity presents itself.

Income tax recovery for the three months ended June 30, 2012 decreased $555,129, or 84%, from the same period of 2011. The decrease is primarily related to an adjustment to the future income tax liability that is associated with the acquisition of the Pan-Nevada and Gold Rock projects.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The following table summarizes our results of operation for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months ended June 30, 2012	Six Months ended June 30, 2011	Change

Expenses
Consulting	$103,875	$107,149	$(3,274)
Depreciation	167,004	27,420	139,584
Interest and bank charges	1,244	10,969	(9,725)
Investor relations	79,791	101,798	(22,007)
Legal, audit and accounting	438,022	180,776	257,246
Management fees	8	(5,682)	5,690
Mineral exploration expenditures (see schedule)	3,167,564	4,534,015	(1,366,451)
Office and administration	375,564	146,497	229,067
Salaries and benefits	2,187,908	1,247,939	939,969
Transfer agent and filing fees	106,470	110,492	(4,022)
Travel	147,760	114,332	33,428
Operating loss	6,775,210	6,575,705	199,505

Other income (expenses)	(496,568)	(473,559)	(23,009)
Income tax recovery	(27,861)	1,034,000	(1,061,861)

Net loss	$7,299,639	$6,015,264	$1,284,375

Significant differences between the periods are as follows:

Depreciation expense during the six months ended June 30, 2012 was $167,004 compared to $27,420 during the comparable period of 2011, an increase of $139,584. This was primarily due to a 70% increase in depreciable assets from the comparable period of 2011.

Legal, audit and accounting fees totaled $438,022 for the six months ended June 30, 2012, an increase of $257,246 or 142% for the period. The increase for the period primarily relates to an entity restructuring analysis for tax planning purposes and a full internal control reevaluation, implementation and testing as required under the Sarbanes-Oxley Act.

Exploration expenses for the six months ended June 30, 2012 decreased $1,366,451, or 30%, from the same period of 2011. Details of the expenses in each period may be found in the Schedule of Mineral Exploration Expenditures to the unaudited consolidated interim financial statements. Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs. Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees for the six months ended June 30, 2012 of $104,615 compared to $75,622 during the comparable period of 2011. Additionally, beginning on January 1, 2012, the Company began to capitalize certain permitting and engineering activities as part of our plans to advance the Pan project to production and in the six months ended June 30, 2012 the Company capitalized $2,047,950 of these costs as compared to nil for the comparable period in 2011.

Office and administration expenses for the six months ended June 30, 2012 were $375,564 compared to $146,497 during the comparable period of 2011, an increase of $229,067 or 156%. This increase is primarily a result of additional overhead costs related to our increase in employees.

Director’s fees, salaries and benefits during the six months ended June 30, 2012 were $2,187,908 inclusive of $1,058,745 of non-cash stock based compensation, compared to $1,247,939 and $635,687 respectively, during the comparable period of 2011, an increase of $939,969, or 75%. We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants. We use the Black-Scholes model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value. We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options. The increase in the cash component of salaries and benefits is attributable to an increase in the number of employees of the Company, 30 as of June 30, 2012 compared to 23 as of June 30, 2011.

Income tax recovery for the six months ended June 30, 2012 decreased $1,061,861, or 103%, from the same period of 2011. The decrease is primarily related to an adjustment to the future income tax liability that is associated with the acquisition of the Pan-Nevada and Gold Rock projects.

Liquidity and Capital Resources

As of June 30, 2012, we had working capital of $1,915,154, consisting of current assets of $4,400,993 and current liabilities of $2,485,839. This represents a decrease of $7,585,348 from the working capital balance of $9,500,502 as of December 31, 2011. Consistent with our plans, our working capital balance fluctuates as we use cash to fund our exploration, development activities and other operating expenses.

The Company has not generated revenues from operations. These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the Company’s properties. As at June 30, 2012, the Company had an accumulated deficit of $84,921,393 and working capital of $1,915,154. On July 6, 2012, the Company closed a public offering for the aggregate gross proceeds of US$15,694,799. Management believes that the proceeds of the offering along with existing working capital are sufficient to fund ordinary operations through the subsequent twelve months. However the Company intends to raise additional capital through debt and/or equity placements as the opportunity presents itself.

We have historically relied on equity financings to fund our operations. From inception through June 30, 2012, we received $88,936,912 in cash, services, and other consideration through issuance of shares of our common stock. As of June 30, 2012, we did not have any outstanding debt.

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

The balance of cash and equivalents as of June 30, 2012 decreased to $3,672,050 from $10,191,069 as of December 31, 2011, a net decrease in cash of $6,519,019. The decrease was primarily the result of cash used to fund exploration activities and the development costs related to our Pan project.

Net cash used in operating activities was $4,614,934 during the six months ended June 30, 2012 compared to $5,792,776 during the comparable period in 2011, a decrease of $1,177,842. Our use of operating cash during the 2012 period has shifted from exploration activities to development activities, consistent with our plans to advance the Pan property through to production.

Net cash used in investing activities for the six months ended June 30, 2012 was $3,276,987, compared to net cash used by investing activities of $1,431,650 for the six months ended June 30, 2011.  Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including furniture and electronics, and the cost of these capitalized assets is reflected in our investing activities. We also capitalize certain permitting and engineering activities as part of our plans to advance the Pan project to production. Cash used in investing activities during the six months ended June 30, 2012 consisted primarily of mineral property acquisition costs of $618,758, and additional equipment purchases of $2,647,064.

Net cash provided by financing activities for the six months ended June 30, 2012 was $1,115,518, consisting of proceeds from the sale of common shares primarily from option and warrant exercises during the period. These proceeds were partially offset by deferred share issuance costs of $274,105 relating to a public offering that closed on July 6, 2012 wherein 12,261,562 units were issued at US$1.28 per unit, each unit comprising one common share and one half of one non-transferable common share. During the comparable period in 2011, cash provided by financing activities was $16,420,564, consisting of proceeds from the sale of common shares.

Contractual Obligations

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado and Ely, Nevada and office equipment until 2014 as follows. Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included.

	Fiscal Year
	2012	2013	2014	Total
Operating Leases	$79,494	158,773	141,633	$379,900

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of June 30, 2012, we have accrued $13,928 compared to $7,805 at December 31, 2011 related to reclamation and other closure requirements at our properties. These liabilities are covered by a combination of surety bonds and restricted cash totaling $616,004 at June 30, 2012 as compared to $603,062 as of December 31, 2011. We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of June 30, 2012; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Related Party Transactions

For the three and six month periods ending June 30, 2011, the Company paid consulting fees of $25,875 and $53,901, respectively to a company controlled by the former Chief Financial Officer of the Company for accounting and corporate compliance services. The Company’s former Chief Financial Officer resigned effective March 18, 2011, but, remained as Corporate Secretary until just prior to the Annual General Meeting on June 5, 2011.

On May 19, 2012, the Company entered into a consulting agreement with its former Chief Executive Officer for a term of twelve months. Under this agreement the former Chief Executive Officer will provide advisory services from time to time to the Company. For both the three and six month periods ending June 30, 2012, the Company paid consulting fees of $21,511 to the former Chief Executive Officer under this agreement. As of June 30, 2012 the remaining amount due under the agreement was $132,353.

Included in accounts payable and accrued liabilities payable, amounts payable to directors and officers at June 30, 2012 and December 31, 2011, were $34,579 and $12,761, respectively.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended June 30, 2012, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 27, 2011, the Company was delivered a summons indicating that it is being sued in the state of Nevada by Redcor Drilling, Inc. ("Redcor") for non-payment of the balance of a drilling invoice that was under dispute by the Company. Redcor was demanding the Company pay US$241,477 together with interest at the rate of 4% per annum from September 18, 2010. On May 22, 2012, Redcor agreed to dismiss the claim upon receipt of US$181,389 from the company for drilling services provided.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in Midway’s Annual Report on Form 10-K for the period ended December 31, 2011, as filed on March 9, 2012 with the SEC.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other information.

None.

Item 6.	Exhibits.

Documents filed as part of this Quarterly Report on Form 10-Q or incorporated by reference:

Exhibit Number	Description

3.1	Notice of Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

3.2	Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

4.1	Warrant Indenture dated July 6, 2012, previously filed with the current report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2012, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GOLD CORP.

August 6, 2012
	By:	/s/ Kenneth A. Brunk
Kenneth A. Brunk
Chairman, Chief Executive Officer President and
Director
(Principal Executive Officer)

August 6, 2012
	By:	/s/ Fritz K. Schaudies
Fritz K. Schaudies
Chief Financial Officer
(Principal Financial and Accounting Officer)

