Form 10-Q
period 2012-09-30
Midway Gold Corp
filed 2012-11-09
CIK 1319009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of Common Shares outstanding at November 5, 2012: 128,251,298

2

EXPLANATORY NOTE

All amounts in this interim report on Form 10-Q are expressed in Canadian dollars. Unless otherwise indicated, the United States dollar is denoted as “US$.”

Financial information is presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in Canadian dollars)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$10,931,300	$10,191,069
Amounts receivable	67,853	31,866
Prepaid expenses and other current assets	251,428	465,608
	11,250,581	10,688,543

Investments (notes 4 and 5)	18,750	78,933
Reclamation deposit (note 8)	843,077	603,062
Property and Equipment, net (note 6)	6,293,323	1,638,280
Mineral properties (note 7)	49,745,747	49,563,134

	$68,151,478	$62,571,952

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued liabilities	$1,534,962	$1,188,041

Warrant liability (note 9)	2,439,491	-

Future income tax liability	3,759,612	4,103,278

Stockholders’ Equity (note 9):
Common stock authorized – unlimited, no par value
Issued – 128,031,298 (2011 – 113,849,475)	137,930,594	123,925,404
Additional paid in capital	11,884,105	10,950,108
Accumulated other comprehensive income (loss)	(959,974)	26,875
Deficit accumulated during exploration stage	(88,437,312)	(77,621,754)
	60,417,413	57,280,633

	$68,151,478	$62,571,952

Commitments (note 10)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars) (unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Cumulative period from inception (May 14,1996) to September 30, 2012

Expenses
Consulting (note 11)	$181,609	$53,731	$285,484	$160,880	$1,408,113
Depreciation	116,899	80,744	283,903	108,164	1,142,183
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Interest and bank charges	958	5,934	2,202	16,903	914,406
Investor relations	20,122	18,857	99,913	120,655	1,479,741
Legal, audit and accounting	289,977	279,134	727,999	459,910	4,112,121
Management fees	-	(3,066)	8	(8,748)	210,778
Mineral exploration expenditures (Schedule)	1,929,882	2,785,005	5,097,446	7,319,020	63,598,096
Mineral property interests written-off	-	-	-	-	4,643,637
Mineral property interests recovered	-	-	-	-	(60,120)
Office and administration	270,769	200,737	646,332	347,234	2,644,546
Salaries and benefits	1,096,261	724,721	3,284,169	1,972,660	17,509,721
Transfer agent and filing fees	(9,073)	96,855	97,397	207,347	942,719
Travel	76,079	52,984	223,839	167,316	1,434,844
Operating Loss	3,973,483	4,295,636	10,748,692	10,871,341	97,174,473

Other Income (Expense):
Foreign exchange gain (loss)	45,292	213,369	28,739	321,450	1,557,270
Gain (loss) on change in fair value of warrant liability (note 9)	176,515	-	176,515	(592,026)	(1,059,185)
Interest and investment income	7,103	9,725	23,176	18,850	912,820
Gain on sale of equipment	-	491,386	-	491,386	526,149
Gain on sale of investments	-	-	-	-	44,077
Investment write down	-	-	-	-	(130,000)
Unrealized loss on investments (note 5)	(346)	(11,893)	(8,933)	(10,359)	(609,220)
Write down of deferred financing costs	-	-	(450,717)	-	(450,717)
Other income (expense)	(2,633)	(82,890)	(39,418)	(83,163)	30,209
	225,931	619,697	(270,638)	146,138	821,403

Net Loss Before Income Tax	3,747,552	3,675,939	11,019,330	10,725,203	96,353,070
Income Tax Recovery	231,633	422,000	203,772	1,456,000	7,915,758
Net Loss	$3,515,919	$3,253,939	$10,815,558	$9,269,203	$88,437,312

Basic and Diluted Loss Per Share	$0.03	$0.03	$0.09	$0.09

Weighted Average Number of Shares Outstanding	127,188,712	111,671,380	118,571,642	104,858,345

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

Consolidated Statements of COMPREHENSIVE Loss

(Expressed in Canadian dollars) (unaudited)

	Three Months ended September 30, 2012	Three Months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Net Loss for the Period Before Other Comprehensive Loss	$3,515,919	$3,253,939	$10,815,558	$9,269,203
Unrealized (gain) loss on investment (note 5)	-	12,500	51,250	(6,250)
Currency Translation Adjustment	872,514	-	935,599	-
Comprehensive Loss	$4,388,433	$3,266,439	$11,802,407	$9,262,953

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars) (unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Cumulative period from inception (May 14,1996) to September 30, 2012
Cash Provided By (Used In):
Operating Activities:
Net loss	$(3,515,919)	$(3,253,939)	$(10,815,558)	$(9,269,203)	$(88,437,312)
Items not involving cash:
Depreciation	116,899	80,744	283,903	108,164	1,142,183
Stock-based compensation	331,677	87,313	1,477,501	826,792	12,078,914
Unrealized foreign exchange loss (gain)	(142,852)	641,745	(139,894)	267,762	(1,714,418)
Investment write down	-	-	-	-	130,000
Unrealized (gain) loss on investment	346	11,893	8,933	10,359	609,220
Non-cash interest expense	-	-	-	-	234,765
Loss on change in liability of warrants	(176,515)	-	(176,515)	592,026	1,059,185
Other current assets written off	-	-	218,044	0	218,044
Future income tax recovery	(231,633)	(422,000)	(203,772)	(1,456,000)	(7,915,758)
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Gains on sale of equipment	-	(491,386)	-	(491,386)	(526,149)
Gain on sale of investments	-	-	-	-	(44,077)
Mineral property interests written off	-	-	-	-	4,643,637
Mineral property interest recovery	-	-	-	-	(60,120)
Change in non-cash working capital items:
Amounts receivable	(20,092)	39,211	(36,447)	40,577	(50,026)
Prepaid expenses	418,274	(9,049)	259,923	(369,639)	(225,727)
Accounts payable and accrued liabilities	(890,423)	58,418	398,710	690,722	1,681,754
	(4,110,238)	(3,257,050)	(8,725,172)	(9,049,826)	(79,982,197)
Investment Activities:
Proceeds on sale of subsidiary	-	-	-	-	254,366
Proceeds on sale of equipment	-	-	-	-	22,820
Proceeds on sale of mineral property	-	1,105,543	-	1,105,543	1,339,002
Proceeds on sale of investments	-	-	-	-	321,852
Mineral property acquisitions	(294,960)	(345,613)	(913,718)	(814,676)	(23,007,408)
Deferred acquisition costs	-	-	-	-	(23,316)
Purchase of equipment	(2,357,817)	(429,971)	(5,004,881)	(1,384,210)	(8,515,450)
Reclamation deposit	(237,955)	(231,997)	(249,120)	(240,345)	(1,267,565)
	(2,890,732)	97,962	(6,167,719)	(1,333,688)	(30,875,699)
Financing Activities:
Advance from Red Emerald Ltd.	-	-	-	-	12,010,075
Common stock issued, net of issue costs	14,688,073	1,891,942	15,803,591	18,312,506	103,624,985
Promissory note	-	-	-	-	2,000,000
Repayment of promissory note	-	-	-	-	(2,000,000)
Convertible debenture	-	-	-	-	6,324,605
	14,688,073	1,891,942	15,803,591	18,312,506	121,959,665
Effect of Exchange Rate Changes on Cash:	(427,853)	-	(170,469)	-	(170,469)

Increase (Decrease) in Cash and Cash Equivalents	7,259,250	(1,267,146)	740,231	7,928,992	10,931,300
Cash and Cash Equivalents, Beginning	3,672,050	15,258,954	10,191,069	6,062,816	-
Cash and Cash Equivalents, Ending	$10,931,300	$13,991,808	$10,931,300	$13,991,808	$10,931,300

Supplementary cash flow information (note 13)

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Expressed in Canadian dollars) (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, May 14, 1996 (date of inception)	-	$-	$-	$-	$-	$-
Shares issued:
Private placements	700,000	168,722	-	-	-	168,722
Net loss	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	700,000	168,722			(114,800)	53,922
Shares issued:
Initial public offering	2,025,000	590,570	-	-	-	590,570
Principal shares	750,000	7,500	-	-	-	7,500
Private placement	1,000,000	1,932,554	321,239	-	-	2,253,793
Exercise of share purchase warrants	1,000,000	2,803,205	-	-	-	2,803,205
Acquisition of mineral property interest	1,000,000	2,065,500	-	-	-	2,065,500
Finder’s fee	150,000	309,825	-	-	-	309,825
Net loss	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	6,625,000	7,877,876	321,239	-	(2,142,472)	6,056,643
Shares issued:
Exercise of share purchase warrants	100,000	332,124	(32,124)	-	-	300,000
Acquisition of mineral property interest	200,000	246,000	-	-	-	246,000
Finder’s fee	150,000	224,250	-	-	-	224,250
Net loss	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	7,075,000	8,680,250	289,115	-	(4,086,146)	4,883,219
Consolidation of shares on a two for one basis	(3,537,500)	-	-	-	-	-
Net loss	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	3,537,500	8,680,250	289,115	-	(6,464,209)	2,505,156
Net loss	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	3,537,500	8,680,250	289,115	-	(11,182,253)	(2,212,888)
Net earnings	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	3,537,500	8,680,250	289,115	-	(8,754,997)	214,368
Shares issued:
Private placement	4,824,500	2,133,786	246,839	-	-	2,380,625
Exercise of share purchase warrants	4,028,000	1,007,000	-	-	-	1,007,000
Exercise of stock options	32,000	12,800	-	-	-	12,800
Financing shares issued	31,250	35,000	-	-	-	35,000
Acquisition of mineral property interest	4,500,000	3,600,000	-	-	-	3,600,000
Share issue costs	-	(544,260)	-	-	-	(544,260)
Stock based compensation	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares issued:
Private placement	700,000	638,838	201,162	-	-	840,000
Exercise of share purchase warrants	294,500	73,625	-	-	-	73,625
Share issue costs	-	(19,932)	-	-	-	(19,932)
Stock based compensation	-	-	531,000	-	-	531,000
Net loss	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	17,947,750	15,617,107	1,295,116		(11,765,327)	5,146,896
Shares issued:
Private placement	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of share purchase warrants	213,500	300,892	(46,267)	-	-	254,625
Exercise of stock options	250,000	157,000	(27,000)	-	-	130,000
Share issue costs	-	(183,512)	-	-	-	(183,512)
Stock based compensation	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004 carried forward	20,645,650	$18,013,756	$2,338,734	$-	$(14,760,029)	$5,592,461

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, December 31, 2004 brought forward	20,645,650	$18,013,756	$2,338,734	$-	$(14,760,029)	$5,592,461
Shares issued:
Private placement	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of stock options	165,500	124,364	(31,964)	-	-	92,400
Exercise of share purchase warrants	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share issue costs	-	-	-	-	-	-
Stock based compensation	-	(184,660)	488,075	-	-	303,415
Net loss	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:
Private placements	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	40,000	88,000	-	-	-	88,000
Share issue costs	-	(248,512)	-	-	-	(248,512)
Stock based compensation	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:
Private placement	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	(28,000)	-	-	-	(28,000)
Stock based compensation	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investments	-	-	-	(120,000)	-	(120,000)
Adjustment of future income tax liability to mineral properties (note 2(p))	-	-	-	-	(389,955)	(389,955)
Net loss	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	49,682,664	80,507,539	5,375,624	(120,000)	(37,460,033)	48,303,130
Shares issued:
Private placement	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	30,000	88,500	-	-	-	88,500
Exercise of stock options	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	(139,705)	-	-	-	(139,705)
Stock based compensation	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	64,821,664	88,181,641	6,170,544	-	(53,625,427)	40,726,758
Shares issued:
Exercise of stock options	33,333	32,815	(11,164)	-	-	21,651
Exercise of share purchase warrants	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock based compensation	-	-	1,152,238	-	-	1,152,238
Unrealized gain on investment	-	-	-	53,850	-	53,850
Realized gain on sale of investments	-	-	-	(53,850)	-	(53,850)
Net loss	-	-	-	-	(2,642,176)	(2,642,176)
Balance, December 31, 2009, carried forward	77,354,997	$92,670,965	$6,355,109	$-	$(56,267,603)	$42,758,471

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the exploration stage	Total stockholders’ equity
Balance, December 31, 2009, brought forward	77,354,997	$92,670,965	$6,355,109	$-	$(56,267,603)	$42,758,471
Shares issued:
Private placement	1,333,333	514,365	285,635	-	-	800,000
Public offerings	17,738,666	8,294,058	1,504,996	-	-	9,799,054
Share issue costs	-	(1,431,027)	212,109	-	-	(1,218,918)
Exercise of share purchase warrants	12,500	14,024	(4,024)	-	-	10,000
Stock based compensation	-	-	838,601	-	-	838,601
Unrealized gain on investment	-	-	-	13,125	-	13,125
Net loss	-	-	-	-	(5,826,972)	(5,826,972)
Balance, December 31, 2010	96,439,496	100,062,385	9,192,426	13,125	(62,094,575)	47,173,361
Shares issued:
Exercise of share purchase warrants	8,611,356	10,849,874	(1,578,554)	-	-	9,271,320
Exercise of stock options	729,997	743,200	(290,451)	-	-	452,749
Bought deal offering	7,500,000	11,742,000	-	-	-	11,742,000
Share issuance under At-the-Market Program	568,626	1,518,845	-	-	-	1,518,845
Share issue costs	-	(990,900)	-	-	-	(990,900)
Stock-based compensation	-	-	3,626,687	-	-	3,626,687
Unrealized gain on investment	-	-	-	13,750	-	13,750
Net loss	-	-	-	-	(15,527,179)	(15,527,179)
Balance, December 31, 2011	113,849,475	$123,925,404	$10,950,108	$26,875	$(77,621,754)	$57,280,633
Shares issued:
Public offerings	12,261,562	13,370,717	-	-	-	13,370,717
Exercise of share purchase warrants	1,533,650	1,644,074	(417,153)	-	-	1,226,921
Exercise of stock options	317,501	312,837	(126,351)	-	-	186,486
Share issuance under ATM Program	69,110	100,433	-	-	-	100,433
Share issue costs	-	(1,422,871)	-	-	-	(1,422,871)
Stock based compensation	-	-	1,477,501	-	-	1,477,501
Unrealized gain (loss) on investment	-	-	-	(51,250)	-	(51,250)
Currency translation adjustment	-	-	-	(935,599)	-	(935,599)
Net loss	-	-	-	-	(10,815,558)	(10,815,558)
Balance, September 30, 2012	128,031,298	$137,930,594	$11,884,105	$(959,974)	$(88,437,312)	$60,417,413

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

(Expressed in Canadian dollars) (unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Cumulative period from inception (May 14,1996) to September 30, 2012
Exploration costs incurred are summarized as follows:
Tonopah project
Assays and analysis	$-	$118,699	$19,496	$118,699	$552,388
Communication	34	-	151	-	9,664
Drilling	-	313,567	(64)	813,362	2,834,782
Engineering and consulting	14	82,549	14,545	238,068	4,447,399
Environmental	-	-	-	2,440	236,138
Field office and supplies	2,700	13,006	14,735	25,157	280,886
Legal	46	8,085	440	14,516	165,787
Property maintenance and taxes	73,963	33,659	74,471	37,526	633,280
Reclamation costs	-	-	4,912	1,154	39,238
Reproduction and drafting	79	-	177	2,602	23,623
Salaries and labor	12,615	85,617	86,815	176,397	953,666
Travel, transportation and accommodation	1,132	25,664	6,925	63,774	479,734
	90,583	680,846	222,603	1,493,695	10,656,585
Spring Valley project
Assays and analysis	-	-	-	-	3,329,900
Communication	9	-	37	-	10,344
Drilling	-	-	-	-	10,261,359
Engineering and consulting	4	(8,509)	30,347	188,938	2,662,798
Environmental	-	-	-	-	300,445
Equipment rental	-	-	-	-	64,651
Field office and supplies	684	228	6,923	255	556,170
Legal	9,703	19,400	63,282	56,148	498,957
Operator fee	-	-	-	-	108,339
Property maintenance and taxes	8,396	-	8,396	(144)	496,317
Reclamation costs	(45)	-	89	127	30,963
Reproduction and drafting	20	-	110	324	30,158
Salaries and labor	2,822	2,618	18,040	18,201	1,277,707
Travel, transportation and accommodation	112	659	1,692	2,574	858,416
	21,705	14,396	128,916	266,423	20,486,524
Pan project
Assays and analysis	-	16,388	3,807	218,627	931,888
Communication	1,255	-	2,322	-	2,322
Drilling	451	(72,739)	(58,436)	833,689	3,712,101
Engineering and consulting	1,666	594,209	27,303	1,486,774	3,585,128
Environmental	3,441	87,298	10,493	177,155	706,649
Equipment rental	1,058	-	1,058	-	1,058
Field office and supplies	101,598	311,423	228,145	402,856	901,747
Legal	1,814	30,354	32,887	111,869	337,519
Property maintenance and taxes	86,102	76,913	89,047	390,677	958,651
Reclamation costs	2,245	(43,356)	6,014	(15,221)	(8,752)
Reproduction and drafting	2,998	60,972	6,415	66,290	78,443
Salaries and labor	410,196	182,182	687,280	550,047	2,711,188
Travel, transportation and accommodation	87,963	31,754	116,541	143,796	590,374
	700,787	1,275,398	1,152,876	4,366,559	14,508,316
Sub-total balance carried forward	$813,075	$1,970,640	$1,504,395	$6,126,677	$45,651,425

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Cumulative period from inception (May 14,1996) to September 30, 2012
Sub-total balance brought forward	$813,075	$1,970,640	$1,504,395	$6,126,677	$45,651,425
Thunder Mountain project
Assays and analysis	859	-	71,799	-	86,367
Drilling	-	-	177,012	-	254,968
Engineering and consulting	3	-	46,465	-	47,171
Environmental	-	-	-	-	1,717
Field office and supplies	185	23	35,591	23	36,784
Legal and Accounting	2	-	3,233	-	3,233
Property maintenance and taxes	12,204	-	32,653	82	51,640
Reclamation costs	-	-	1,382	5,365	6,169
Salaries and labor	2,875	57	111,547	620	115,222
Travel, transportation and accommodation	125	-	21,735	-	21,790
	16,253	80	501,417	6,090	625,061
Gold Rock project
Assays and analysis	46,789	47,564	136,202	47,758	326,745
Communication	416		1,035		1,035
Drilling	395,422	531,339	421,749	552,719	1,474,134
Engineering and consulting	63,811	16,737	287,361	68,661	557,368
Environmental	181,337	-	533,274	2,440	618,833
Equipment rental	295	-	295	-	295
Field office and supplies	65,920	23,246	151,194	24,580	230,957
Legal	875	-	8,581	9,157	36,854
Property maintenance and taxes	98,654	69,253	112,985	70,080	536,680
Reclamation costs	122	265	12,301	15,886	37,487
Reproduction and drafting	1,720	34,969	2,503	35,077	37,919
Salaries and labor	151,473	56,352	361,812	88,501	577,175
Travel, transportation and accommodation	14,973	9,913	45,729	11,632	103,951
	1,021,807	789,638	2,075,021	926,491	4,539,433
Golden Eagle project
Assays and analysis	7	-	7	-	21,697
Drilling	-	-	-	-	3,638
Engineering and consulting	13,734	-	62,579	205,417	443,560
Field office and supplies	569	39	3,098	39	5,363
Legal	18	-	527	1,950	22,046
Property maintenance and taxes	-	475	8,527	4,743	29,904
Salaries and labor	2,227	551	7,167	7,760	15,605
Travel, transportation and accommodation	89	-	539	5,343	21,605
	16,644	1,065	82,444	225,252	563,418
Sub-total balance carried forward	$1,867,779	$2,761,423	$4,163,277	$7,284,510	$51,379,337

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Cumulative period from inception (May 14,1996) to September 30, 2012
Sub-total balance brought forward	$1,867,779	$2,761,423	$4,163,277	$7,284,510	$51,379,337
Abandoned properties
Acquisition costs and option payments	-	-	-	-	40,340
Assays and analysis	-	-	5,296	-	101,908
Communications	-	-	-	-	119,734
Drilling	-	-	-	-	1,018,952
Engineering and consulting	-	3,433	9,894	3,433	3,404,185
Equipment rental	-	-	-	-	348,377
Field office and supplies	34	36	2,480	101	312,850
Foreign exchange gain	-	-	-	-	(38,134)
Freight	-	-	-	-	234,956
Interest on convertible loans	-	-	-	-	1,288,897
Legal and accounting	-	-	-	1,402	466,764
Marketing	-	-	-	-	91,917
Mining costs	-	-	-	-	693,985
Processing and laboratory supplies	-	-	-	-	941,335
Property maintenance and taxes	-	13,596	-	13,596	511,445
Reclamation costs	(50)	-	6,919	150	45,428
Recoveries	-	-	-	-	(39,850)
Reproduction and drafting	-	-	-	-	6,215
Security	-	-	-	-	350,584
Salaries and labor	-	2,483	9,833	4,603	47,552
Travel, transportation and accommodation	-	1,564	3,084	2,426	448,862
Utilities and water	-	-	-	-	59,425
	(16)	21,112	37,506	25,711	10,455,727
Property investigations
Assays and analysis	12,820	488	22,254	488	197,650
Drilling	-	-	565	-	169,694
Engineering and consulting	-	-	174,734	-	385,125
Environmental	-	-	-	-	22,761
Field office and supplies	-	59	5,545	(38)	25,539
Legal	-	-	-	-	10,952
Property maintenance and taxes	46,867	-	655,437	-	778,667
Reclamation costs	-	-	-	-	3,048
Reproduction and drafting	-	-	394	-	5,336
Salaries and labor	2,432	1,923	27,421	7,630	38,725
Travel, transportation and accommodation	-	-	10,313	719	125,535
	62,119	2,470	896,663	8,799	1,763,032
	$1,929,882	$2,785,005	$5,097,446	$7,319,020	$63,598,096

The accompanying notes are an integral part of these consolidated interim financial statements.

MIDWAY GOLD CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature and continuance of operations

Midway Gold Corp. (the “Company” or “Midway”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The consolidated financial statements for the three and nine months ended September 30, 2012 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

The Company has not generated any revenues from operations. The Company has incurred losses for the three and nine months ended September 30, 2012 of $3,515,919 and $10,815,558, respectively, and since inception of May 14, 1996 to September 30, 2012 resulting in an accumulated deficit of $88,437,312; further losses are anticipated in the development of its business. At September 30, 2012, the Company had $10,931,300 in cash and cash equivalents. As of the date of this report, management believes the Company has sufficient funds for ordinary operations through at least the next twelve months.

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

The Company’s financial statements are translated from its U.S. functional currency, the United States dollar, to the reporting currency, the Canadian dollar, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

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

The Company’s Level 1 assets include common shares available for sale with no trading restrictions as determined using a market approach based upon unadjusted quoted prices for identical assets in an active market. Level 1 assets also included warrants that are considered derivatives and are marked to market each reporting period based upon unadjusted quoted prices for identical assets in active markets.

The Company’s Level 2 liabilities include a warrant liability due to warrants issued as part of a public offering on July 6, 2012. The Company recorded the fair value of the warrant liability using the Black-Scholes option pricing model.

The Company did not have any Level 3 assets or liabilities as of September 30, 2012.

The determination of fair value for financial reporting purposes at September 30, 2012 utilizing the applicable framework is as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at September 30, 2012
Assets
Available-for-sale securities	$18,750	$-	$-	$18,750
Derivatives	-	-	-	-
Liabilities
Warrant Liability	$-	$(2,439,491)	$-	$(2,439,491)

Financial instruments measured at fair value as at December 31, 2011 were as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at December 31, 2011
Assets
Available-for-sale securities	$70,000	$-	$-	$70,000
Derivatives	-	8,933	-	8,933

5.	Investments

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

The NVX Warrants are considered derivatives. The NVX Warrants will be revalued each reporting period with gains or losses recorded in the Statement of Operations. The following Black-Scholes valuation assumptions were used on September 30, 2012: expected life of 0.1 years; volatility of 106%; no dividend yield; and a risk free interest rate of 1.4%. The following Black-Scholes valuation assumptions were used on December 31, 2011: expected life of 0.82 years; volatility of 68%; no dividend yield; and a risk free interest rate of 0.91%.

	September 30, 2012
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$(24,375)	$18,750
Warrants	250,000	16,995	(16,995)	-
Total investments		$60,120	$(41,370)	$18,750

	December 31, 2011
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$26,875	$70,000
Warrants	250,000	16,995	(8,062)	8,933
Total investments		$60,120	$18,813	$78,933

During the three month period ended September 30, 2012, the Company recorded a net unrealized loss on the NVX Warrants of $346 in the Statement of Operations for the difference in the fair value at September 30, 2012 as compared to June 30, 2012.

During the nine month period ended September 30, 2012, the Company recorded a net unrealized loss on the common shares of NVX of $51,250 in accumulated other comprehensive income and a net unrealized loss on the NVX Warrants of $8,933 in the Statement of Operations for the difference in the fair value at September 30, 2012 as compared to December 31, 2011.

6.	Property and Equipment

At September 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	September 30, 2012	December 31, 2011

Land	$541,679	$536,854
Buildings and leasehold improvements	513,587	434,864
Computer equipment and software	926,225	497,317
Trucks and autos	361,446	293,946
Field equipment	225,171	247,826
Office equipment	188,478	133,893
Construction in progress	4,255,876	-
Subtotal	7,012,462	2,144,700
Accumulated depreciation	(719,139)	(506,420)
Totals	$6,293,323	$1,638,280

Depreciation expense for the three and nine months ended September 30, 2012 and 2011 was $116,899 and $283,903, and $80,744 and $108,164, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

7.	Mineral properties

Details on the Company’s mineral properties are found in note 6 to the audited consolidated financial statements for the year ended December 31, 2011.

Mineral property	September 30, 2012	December 31, 2011
Tonopah	$7,485,487	$7,324,586
Spring Valley	4,739,152	5,099,159
Pan	34,255,287	34,020,664
Gold Rock	1,129,819	863,112
Golden Eagle	2,136,002	2,255,613
	$49,745,747	$49,563,134

(a)	Tonopah property, Nye County, Nevada

Through a series of agreements, amendments and payments the Company acquired a 100% interest in the Tonopah property subject only to a sliding scale royalty on Net Smelter Returns (“NSR”) from any commercial production of between 2% to 7%, based on changes in gold prices and an advance minimum royalty, recoverable from commercial production, of US$300,000 per year on each August 15. On August 1, 2012, the company paid $300,510 (US$300,000).

(b)	Spring Valley property, Nevada

At September 30, 2012, no amounts were due from Barrick Gold Exploration Inc. (“Barrick”). At December 31, 2011, the Company had an amount receivable of $6,537 (US$6,428), for recoverable salaries and expenses, from Barrick pursuant to the Spring Valley exploration option and joint venture agreement, which was subsequently paid.

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

The Company purchased a 75% interest in the Golden Eagle, Washington project from Kinross Gold USA Inc. (“Kinross”) in August 2008, at a cost of $1,537,950 (US$1,500,000) and purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of $500,200 (US$483,333). Kinross retained a 2% NSR royalty and should the Company elect in the future to toll mill ore from the Golden Eagle property, Kinross has a first right of refusal to toll mill ore at their Kettle River Mill.

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

At September 30, 2012 the Company had posted a total of $843,077 reclamation deposits compared to $603,062 at December 31, 2011.

9.	Share capital

(a)	The Company is authorized to issue an unlimited number of common shares.

(b)	Share issuances

(i)	During 1996, the Company issued 420,000 common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $98,722 net of issue costs. In addition the Company issued 280,000 flow-through common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $70,000.

(ii)	During 1997, the Company completed an initial public offering of 2,000,000 common shares at $0.35 per share for proceeds of $590,570, net of issue costs. In connection with this offering, the Company’s agent received a selling commission of 10% or $0.035 per share and was issued 25,000 shares as a corporate finance fee.

(iii)	During 1997, the Company issued 1,000,000 units at $2.50 per unit by way of a private placement for proceeds of $2,253,793 net of issue costs. Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at $3.00 per share until February 14, 1998. The proceeds of the financing of $2,500,000 were allocated $2,178,761 as to the common shares and $321,239 as to the warrants. During 1998 100,000 of the warrants were exercised and 900,000 expired. In connection with this private placement, the Company’s agent received a selling commission of 7.5% of the proceeds of the units sold or $0.1875 per unit and a corporate finance fee of $15,000.

(iv)	During 1997, the Company issued 750,000 common shares as performance shares for proceeds of $7,500 that were held in escrow in accordance with the rules of the regulatory authorities of British Columbia. The shares were released 25% in each of 1998, 1999, 2000 and 2001.

(v)	During 1997, pursuant to an equity participation agreement to acquire an interest in Gemstone Mining Inc. (“Gemstone”), a Utah Corporation that by agreement the creditors of Gemstone were issued 1,000,000 units of the Company on conversion of a debt of $2,065,500 (US$1,500,000). Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at US$2.00 per share that was immediately exercised for proceeds of $2,803,205 (US$2,000,000). The first one-third tranche of a conditional finders’ fee was satisfied by the issue of 150,000 common shares in connection with the acquisition of Gemstone.

(vi)	During 1998, the Company issued 100,000 common shares pursuant to the exercise of share purchase warrants for proceeds of $300,000.

(vii)	During 1998, the Company issued 200,000 common shares in connection with the acquisition of Gemstone as well as the second tranche of finder’s fee in connection with that acquisition. The Company’s option to acquire Gemstone expired on January 31, 1998 and the remaining one-third tranche were not issued.

(viii)	During 1999, the Company consolidated its issued share capital on a two old for one new basis and changed its name from Neary Resources Corporation to Red Emerald Resource Corp.

(ix)	During 2002, the Company issued 3,500,000 units at $0.25 per unit for proceeds of $875,000 by way of a short form offering document under the policies of the TSX Venture Exchange. Each unit consists of one common share and one common share purchase warrant that entitled the holder to purchase one additional common share at $0.25 per share until October 19, 2002. The Company also issued 150,000 common shares as a finance fee in connection with this offering, and issued the agent 875,000 share purchase warrants exercisable at $0.25 per share until April 19, 2004. During 2002 the Company issued 1,134,500 special warrants at $1.25 per special warrant for proceeds of $1,418,125. Each Special Warrant automatically converted to a unit comprising one common share and one share purchase warrant that entitled the holder to purchase one additional common share at $1.55 per share until November 6, 2003. The proceeds of the financing of $1,418,125 were allocated on a relative fair value basis as $1,171,286 to common shares and $246,839 as to the warrants. During 2003 all of the warrants expired unexercised. In connection with the offering the Company paid the agent a 10% commission totaling $113,450, issued the agent 40,000 common shares as a finance fee in connection with this offering, and issued the agent 170,175 share purchase warrant exercisable at $1.55 per share until July 5, 2003.

(x)	During 2002, the Company issued 4,028,000 common shares pursuant to the exercise of share purchase warrants for proceeds of $1,007,000.

(xi)	During 2002, the Company issued 32,000 common shares pursuant to the exercise of stock options for proceeds of $12,800.

(xii)	During 2002, the Company issued 31,250 common shares as additional consideration to a director who loaned the Company $780,000 bearing interest at 12% per annum. The loan and interest was repaid prior to December 31, 2002.

(xiii)	During 2002, the Company acquired Rex Exploration Corp. (“Rex”) in exchange for 4,500,000 common shares of the Company.

(xiv)	During 2003, the Company issued 700,000 units at $1.20 per unit for proceeds of $840,000 by way of a non-brokered private placement. Each unit consists of one common share and one share purchase warrant that entitled the holder to purchase one additional common share at $1.50 until May 25, 2004. The proceeds of the financing of $840,000 were allocated $638,838 as to common shares and $201,162 as to the warrants. During 2004 161,000 of the warrants were exercised and 539,000 expired. Share issue expenses were $19,932.

(xv)	During 2003, the Company issued 294,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $73,625.

(xvi)	In January 2004, the Company issued 400,000 units at $2.00 per unit for proceeds of $800,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $2.35 per share for a six month period. The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $624,593 to common shares and $175,407 as to the warrants. All of the warrants expired unexercised in 2004. The Company issued 40,000 common shares as a finder’s fee for this private placement.

(xvii)	In August 2004, the Company issued 1,020,000 units at $0.75 per unit for proceeds of $765,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $0.80 per share until November 25, 2005. All of the warrants were subsequently exercised. The Company issued 55,650 common shares as a finder’s fee for this private placement.

(xviii)	In December 2004, the Company issued 700,000 units at $0.85 per unit for proceeds of $595,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until December 20, 2005. All of the warrants were subsequently exercised. The Company issued 18,750 common shares as a finder’s fee for this private placement.

(xix)	In February 2005, the Company issued 2,500,000 units at $0.85 per unit for proceeds of $2,125,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until February 16, 2006. The proceeds of the financing of $2,125,000 were allocated on a relative fair value basis as $1,598,457 to common shares and $526,543 as to warrants. There were 23,000 warrants exercised in fiscal year 2005 and the balance exercised in fiscal year 2006. The Company issued 75,800 common shares for $64,430 and paid $69,700 in cash as a finder’s fee and incurred $26,709 in additional issue costs for this private placement.

(xx)	In July 2005, the Company issued 1,000,000 units at $1.15 per unit for proceeds of $1,150,000 by way of a private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.15 per share until July 27, 2006. The proceeds of the financing of $1,150,000 were allocated on a relative fair value basis as $995,193 to common shares and $154,807 as to warrants. All of the warrants were exercised in fiscal year 2006. The Company incurred $15,560 in issue costs.

(xxi)	In August 2005, the Company issued 500,000 units at $1.40 per unit for proceeds of $700,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant that entitled the holder to purchase one additional common share at $1.45 per share until November 22, 2006. The proceeds of the financing of $700,000 were allocated on a relative fair value basis as $608,015 to common shares and $91,985 as to warrants. All of the warrants were exercised in fiscal year 2006. The Company incurred $8,261 in issue costs.

(xxii)	In January 2006, the Company issued 40,000 common shares at a value of $88,000 pursuant to a purchase and sale agreement to purchase mining claims for the Spring Valley project.

(xxiii)	In May 2006, the Company issued 3,725,000 units at $1.80 per unit for proceeds of $6,705,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant. Each whole warrant entitled the holder to purchase one additional common share at $2.70 per share until May 16, 2007. The proceeds of the financing of $6,705,000 were allocated on a relative fair value basis as $5,998,846 to common shares and $706,154 as to warrants. The Company incurred $65,216 in issue costs. By May 16, 2007 1,725,000 of the warrants were exercised and 137,500 expired unexercised.

(xxiv)	In November 2006, the Company issued 2,000,000 units at $2.50 per unit for proceeds of $5,000,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at $3.00 per share until November 10, 2007. The proceeds of the financing of $2,000,000 were allocated on a relative fair value basis as $1,761,509 to common shares and $238,491 as to warrants. The Company paid $88,750 in finders’ fees and incurred $94,546 in issue costs for this private placement. By November 10, 2007 908,782 of the warrants were exercised and 91,218 expired unexercised.

(xxv)	On April 16, 2007, the Company issued 7,764,109 common shares at a value of $25,000,431, 308,000 stock options at a value of $608,020 and 870,323 share purchase warrants at a value of $1,420,054 in connection with the acquisition of Pan-Nevada Gold Corporation. By December 31, 2007, 154,000 of the stock options had been exercised and 761,823 share purchase warrants had been exercised. By December 31, 2008 the remaining 108,500 share purchase warrants were exercised and 84,000 stock options had been exercised. On October 11, 2008 the final 70,000 stock options expired not exercised.

(xxvi)	On August 24, 2007, the Company issued 2,000,000 common shares at $2.70 per common share for proceeds of $5,400,000 by way of a private placement. The Company incurred $28,000 in share issue costs.

(xxvii)	On March 31, 2008, the Company issued 30,000 common shares at a value of $88,500 pursuant to a lease assignment of mining claims for the Gold Rock project. The Company incurred $1,489 in share issue costs.

(xxviii)	On June 12, 2008, the Company issued 1,421,500 common shares at $2.00 per common share for proceeds of $2,843,000 by way of a private placement. The Company incurred $75,371 in share issue costs.

(xxix)	On August 1, 2008 the Company issued 600,000 common shares at US$2.50 per common share for proceeds of $1,537,950 (US$1,500,000) by way of a private placement with Kinross Gold USA Inc. The Company incurred $39,450 in share issue costs.

(xxx)	On November 12, 2008 the Company issued 12,500,000 units at $0.22 per unit for proceeds of $2,750,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at $0.28 per share until May 12, 2009. The proceeds of the financing of $2,750,000 were allocated on a relative fair value basis as $1,793,491 to common shares and $956,509 as to warrants. The Company incurred $23,395 in issue costs for this private placement. In the year ended December 31, 2009 all of the 12,500,000 warrants were exercised for proceeds of $3,500,000.

(xxxi)	In addition to the 84,000 stock options reported exercised in paragraph xxv, during 2008, the Company issued a further 395,000 common shares pursuant to the exercise of stock options for proceeds of $613,250.

(xxxii)	During 2009, the Company issued 33,333 common shares pursuant to the exercise of stock options for proceeds of $21,651.

(xxxiii)	On April 9, 2010, the Company issued 1,333,000 units at $0.60 per unit for proceeds of $800,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share until October 9, 2011 at an exercise price as follows: $0.70 if exercised on or before October 9, 2010; $0.80 if exercised after October 9, 2010 but on or before April 9, 2011; and $0.90 if exercised after April 9, 2011 but on or before October 9, 2011. The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $514,365 to common shares and $285,635 as to warrants. The Company incurred $95,529 in issue costs for this private placement.

(xxxiv)	On June 16, 2010, the Company issued 11,078,666 units at $0.60 per unit for proceeds of $6,647,199 by way of a brokered offering in Canada and a non-brokered offering in the United States. Each unit consisted of one common share and one-half share purchase warrant. Each whole warrant entitled the holder to purchase one additional common share until June 16, 2012 at an exercise price of $0.80. The proceeds of the financing of $6,647,199 were allocated on a relative fair value basis as $5,142,202 to common shares and $1,504,997 as to warrants. The Company issued 658,840 agent’s warrants which entitle the holder to purchase one common share until June 16, 2010 at an exercise price of $0.80. These warrants were recorded at the estimated fair value at the issue date of $212,109. The fair value of warrants was determined using a risk free interest rate of 1.82%, an expected volatility of 131%, an expected life of 2 years, and zero dividends for a fair value per warrant of $0.32. In addition, the Company paid finders’ fees in the amount of $395,304 and incurred other cash share issue costs of $307,553.

(xxxv)	In September 2010, the Company issued 12,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $10,000.

(xxxvi)	In November 2010, the Company closed a public offering and the Company issued 6,660,000 units at US$0.60 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one common share of the Company at a price of US$0.90 per share until November 12, 2012, subject to acceleration provisions. The proceeds of the financing of $4,070,725 were allocated first to the fair value of the warrants at $918,870 with the residual amount of $3,151,855 to common shares.

The Company incurred $176,288 in issue costs and paid $244,244 to the agent as commission for this public offering. On February 9, 2011, the Company gave notice to the Warrant holders that it accelerated the expiry date of the warrants to March 14, 2011 and by that date 2,650,000 warrants were exercised and 680,000 warrants expired unexercised.

(xxxvii)	On June 6, 2011, the Company issued 7,500,000 common shares upon the close of a “bought deal” public offering for US$1.60 per share. Gross proceeds on the purchase were $11,742,000 (US$12,000,000). The Company incurred $151,839 in issue costs and paid the agent $587,100 (US$600,000) as a commission for this public offering.

(xxxviii)	On September 23, 2011, the Company announced that it had established an "At-the-Market" ("ATM") issuance program under which it may sell up to a maximum of 6,000,000 of its common shares. The ATM issuance program is available to the Company on an as needed basis. Subject to market conditions and funding requirements, the Company may, at its discretion, from time to time sell all, some, or none of the reserved shares during the term of the ATM program. Any common shares issued under the ATM program will be sold through ATM issuances in the United States. No ATM issuances will be made through the facilities of any Canadian securities exchange. Any ATM issuances will be made at market prices prevailing at the time of the sale and, as a result, prices may vary. During the nine months ended September 30, 2012, the Company issued 69,110 shares pursuant to the ATM program. As of September 30, 2012, the Company has issued a total of 637,736 shares and received net proceeds of $1,554,957 pursuant to the ATM program.

(xxxix)	In July 2012, the Company closed a public offering and issued 12,261,562 units at US$1.28 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one common share of the Company at a price of US$1.85 per share for a period of 18 months following the closing of the public offering, subject to acceleration provisions. The gross proceeds of the financing of US$15,694,799 were allocated first to the fair value of the warrants at US$2,616,006 with the residual amount of US$13,725,687 to common shares. The Company incurred $1,419,817 in issue costs and paid $244,244 to the agent as commission for this public offering.

(xl)	During the nine months ended September 30, 2012, the Company issued 1,533,650 common shares pursuant to the exercise of share purchase warrants. Proceeds received on the 1,533,650 common shares issued totalled $1,226,920.

Additionally, during the nine months ended September 30, 2012, the Company issued 317,501 common shares pursuant to the exercise of employee stock options. Proceeds received on the options exercised totalled $186,486.

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

The Company recorded stock-based compensation expense, net of forfeitures, of $1,477,501 in the nine months ended September 30, 2012 compared to $826,792 for the nine months ended September 30, 2011 and $331,677 in the three months ended September 30, 2012 compared to $87,313 for the three months ended September 31, 2011. For options vesting during the nine months ended September 30, 2012 and 2011, $1,234,527 and $692,258 was included in salaries and benefits in the statement of operations, respectively, $188,023 and $96,499 was included in salaries and labor in the schedule of mineral exploration expenditures and $54,952 and $38,036 was included in consulting in the statement of operations for non-employee stock-based compensation. For options vesting during the three months ended September 30, 2012 and 2011, $331,677 and $56,571 was included in salaries and benefits in the statement of operations, respectively, $83,408 and $20,426 was included in salaries and labor in the schedule of mineral exploration expenditures and $72,488 and $9,866 was included in consulting in the statement of operations for non-employee stock-based compensation. The estimated unrecognized compensation cost from unvested options as of September 30, 2012 was approximately $648,579, which is expected to be recognized over the remaining vesting period of 1.0 years.

The weighted-average grant date fair value of options granted was $1.33 per option during the nine months ended September 30, 2012 and $0.81 for the comparable period in 2011. The weighted average grant date fair value of options vested was $0.85 per option during the nine months ended September 30, 2012 and $0.66 for the comparable period in 2011.

The following table summarizes activity for compensatory stock options during the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2012	8,881,668	$1.36	$6,318,733	6,933,329
Granted	250,000	1.89	-	-
Exercised	(317,501)	0.59	92,292	-
Cancelled	(478,333)	2.69	-	-
Outstanding, September 30, 2012	8,335,834	$1.33	$4,052,201	6,850,831

The following table summarizes information about outstanding compensatory stock options as of September 30, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.40 - $1.00	4,554,167	2.4	$0.71	4,402,500	$2.37	$3,898,783
$1.01 - $1.60	216,667	3.6	1.53	133,334	3.65	8,667
$1.61 - $2.20	3,450,000	3.7	2.07	2,216,664	3.50	-
$2.21 - $2.80	50,000	3.9	2.34	33,333	3.87	-
$2.81 - $3.36	65,000	0.1	3.35	65,000	0.11	-
	8,335,834	3.0	$1.33	6,850,831	$2.75	$3,907,450

d)	Share purchase warrants:

On July 6, 2012 the Company issued 6,130,781 warrants as part of a unit by way of a public offering. Each warrant entitles the holder to purchase one additional common share at US$1.85 per share until December 6, 2013 subject to acceleration provisions. ASC US GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value each reporting period. The Company recorded a fair value of $2,616,006 to warrant liability on July 6, 2012, calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 18 months; volatility of 76%; no dividend yield; and a risk free interest rate of 0.29% and an exchange rate of 1.0186. On September 30, 2012, the fair value of the warrant liability was adjusted to $2,439,491, calculated using the following assumptions: expected life of 15.2 months; volatility of 65%; no dividend yield; and a risk free interest rate of 0.18% and an exchange rate of 0.9832.

A summary of the Company’s stock purchase warrants as of September 30, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life (in years)
Balance, December 31, 2011	1,557,650	$0.80	0.4
Issued	6,130,781	1.85	1.3
Exercised	(1,533,650)	0.80	-
Expired	(24,000)	0.80	-
Balance, September 30, 2012	6,130,781	$1.85	1.3

Total outstanding warrants as of September 30, 2012 were 6,130,781. The exercise price on all warrants outstanding was $1.85 per share. The warrants are exercisable immediately upon issuance and expire eighteen months from the date of issuance.

10.	Commitments

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado and Ely, Nevada and office equipment until 2014. Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included.

In addition, the Company has cancellable purchase obligations related to consulting service agreements until 2014.

	Fiscal Year
	2012	2013	2014	Total
Operating Lease obligations	$38,393	$157,106	$134,070	$329,569
Purchase obligations	44,244	63,908	-	108,152
Total	$82,637	$221,014	$134,070	$437,721

11.	Related party transactions

For the three and nine month periods ended September 30, 2011, the Company paid consulting fees of nil and $53,901, respectively to a company controlled by the former Chief Financial Officer of the Company for accounting and corporate compliance services. The Company’s former Chief Financial Officer resigned effective March 18, 2011, but, remained as Corporate Secretary until just prior to the Annual General Meeting on May 5, 2011.

On May 19, 2012, the Company entered into a consulting agreement with its former Chief Executive Officer for a term of twelve months. Under this agreement the former Chief Executive Officer will provide advisory services from time to time to the Company. For the three and nine month periods ended September 30, 2012, the Company paid consulting fees of $44,244 and $65,177, respectively, to the former Chief Executive Officer under this agreement. As of September 30, 2012 the remaining amount due under the agreement was $108,152.

Included in accounts payable and accrued liabilities, amounts payable to directors and officers at September 30, 2012 and December 31, 2011, were $15,927 and $12,761, respectively.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

12.	Financial instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Investments at September 30, 2012 and December 31, 2011 are recorded at fair values (note 4).

13.	Supplemental disclosure with respect to cash flows

The significant non-cash transactions for the three and nine month periods ended September 30, 2012 were nil.

The significant non-cash transactions for the three and nine month periods ended September 30, 2011, were nil and consisted of the transfer of $2,154,570 for the fair value of share purchase warrants exercised or expired from warrant liability to share capital, respectively.

14.	Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development, with all of the Company’s long lived assets being located in the United States at September 30, 2012 and December 31, 2011.

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

Business Strategy and Development

We are currently working towards transitioning from a development stage company to a gold production company with plans to advance the Pan gold property located in White Pine County, Nevada through to production by the second half of 2014.

The map below shows the location of Midway’s properties located in Nevada, USA.

Highlights for the third quarter 2012:

•	Pan project – An Environmental Impact Statement (“EIS”) is being prepared by the Bureau of Land Management (“BLM”) and cooperating agencies as part of the permitting process for a mining plan of operations submitted by Midway.

•	Spring Valley project – Assay results were received from drilling by Barrick conducted in the second quarter of fiscal year 2012.

•	Gold Rock project – Commenced the drilling program, designed to support production start-up in 2016.

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

Highlights

Engineering and permitting activities continue to progress on schedule. Recent developments for the Pan project include:

•	Completion of the scoping phase of the federal permitting process, including public meetings. Baseline studies are complete and JBR Environmental, a third-party consulting firm, is currently preparing a draft version of the Environmental Impact Statement (EIS).
•	Selection of Jacobs Engineering Group for front-end engineering of mine related infrastructure including project buildings, roads, electrical and water supply.
•	Acquisition of adequate water rights for mineral processing and completion of a production size water well and five monitor wells.
•	Completion of engineering for the heap leach pad and ponds by SRK Consulting.
•	Completion of engineering design and permitting for a new access road and selection of a contractor.
•	Selection of Summit Valley Technologies (SV), a division of FL Smidth, to provide gold recovery equipment for the processing plant. SV is a world-wide leader for supplying gold recovery equipment.
•	Ongoing large scale column tests to determine gold recovery amounts from larger size material which could reduce crushing requirements and lower capital costs.
•	Ongoing diamond drilling for crusher site characterization, reverse circulation drilling to test deep exploration targets, and follow-up condemnation drilling beneath proposed mine facilities.

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

In October 2011, we reported an updated resource estimate for the Pan project based on results from 2011 drilling received to date. The updated measured and indicated resource estimate exceeds one million ounces of gold. The 1.13 million ounces of gold are contained in 37 million tonnes of 0.49 grams per tonne (gpt) gold in the Measured category and 43 million tonnes of 0.40 gpt gold in the Indicated category using a 0.14 gpt gold cutoff grade. The updated resource was prepared by Gustavson Associates, LLC (“Gustavson”). The mineral resources are summarized below.

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

On November 15, 2011, we announced completion of a Feasibility Study showing robust economics for the Pan project. Mineral reserves were based upon a design pit using Lerchs Grossmann generated pit surfaces that maximize revenue based on a $1,200 per ounce three-year trailing average price of gold. Cutoff grades of 0.21 gpt in the South pit and 0.27 gpt in the North & Central pits produced the project’s highest NPV.

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

We have determined that the Feasibility Study and the status of the project’s permitting meets the requirements to establish proven and probable reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is developmental in nature.

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

We incurred $1,152,876 and $4,366,559 of Mineral Exploration Expenditures at the Pan project in the nine months ended September 30, 2012 and 2011, respectively. These expenditures were primarily for salaries and labor, which represented 60% of total expenditures during the nine months ended September 30, 2012. For the comparable period during 2011, expenditures were primarily for engineering and consulting, and drilling which represented 34% and 19% of the total expenditures for the Pan project, respectively. Beginning on January 1, 2012, we began to capitalize certain permitting and engineering activities as part of our plans to advance the Pan project to production and in the nine months ended September 30, 2012 we capitalized $4,224,020 of these costs as compared to nil for the comparable period in 2011 and $2,176,070 for the three months ended September 30, 2012 as compared to nil for the comparable period in 2011.

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

There was no activity on this project during the third quarter of 2012.

We incurred $222,603 and $1,493,695 of expenditures at the Tonopah project in the nine months ended September 30, 2012 and 2011, respectively. Salaries and wages, and property maintenance and taxes represented 39% and 33% of total expenditures during the nine months ended September 30, 2012. Drilling expenses for the comparable period in 2011 represented 54% of total expenditures. The Tonopah project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

Spring Valley Project, Pershing County, Nevada

The Spring Valley property is located in the Spring Valley Mining District, Pershing County, Nevada, approximately 20 miles northeast of the town of Lovelock.  The property is accessed from Nevada State Highway 50, which extends eastward from US Interstate 80 and is paved to the Rochester turn-off; thereafter it is a dirt road.  Water for exploration purposes is available from water wells drilled on the property under temporary grant of water rights. Power is accessible from existing power lines; however capacity is unknown and may be limited.

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

Barrick provided us with results from second quarter 2012 drilling. During the quarter, Barrick completed 6,035 meters of reverse circulation and 2,970 meters of core drilling. Highlights of the drill intercepts include:

•	157 meters of 1.75 grams per tonne (gpt) gold in SV12-561c including 17.1 meters of 8.06 gpt
•	144.9 meters of 1.65 gpt gold in SV12-565c including 1.5 meters of 113.52 gpt
•	80.8 meters of 1.61 gpt gold in SV12-570 including 1.5 meters of 45.60 gpt gold
•	30.5 meters of 1.20 gpt gold in SV12-568 including 1.5 meters of 8.33 gpt and
•	13.7 meters of 5.38 gpt gold including 3.0 meters of 15.05 gpt and
•	80.8 meters of 1.10 gpt gold including 1.5 meters of 5.21 gpt

Other higher grade intercepts include

•	1.2 meters of 14.16 gpt gold in SV12-571c
•	1.5 meters of 8.30 gpt gold in SV12-572c
•	1.5 meters of 12.14 gpt gold in SV12-579
•	3.0 meters of 10.39 gpt gold in SV12-589

Development drilling is gathering metallurgical, hydrological and geotechnical data for a scoping-level economic evaluation. Hydrology studies are underway and geotechnical drilling will follow. A second round of metallurgical test work is expected to begin later this year.

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

Measured and indicated resources are estimated pursuant to Canadian industry standards. See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above. The Spring Valley project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

Barrick is funding the majority of the ongoing costs of this project. In the nine months ended September 30, 2012 and 2011, we incurred $128,916 and $266,423, respectively, primarily to fund engineering and legal costs incurred on the portion of the Seymork land that falls outside of the area of interest under the Barrick joint venture agreement.

Gold Rock Project, White Pine County, Nevada

The Gold Rock property is situated in the eastern Pancake Range in western White Pine County, Nevada. The property is 8 miles southeast of our Pan project. Access is via the Green Springs road from US Highway 50 approximately 65 miles from Ely, Nevada. Water for exploration purposes is available from wells in the region under temporary grant of water rights. It is anticipated that power will be available from the line being extended to serve the nearby Pan Project.

An Environmental Assessment (EA) study for expanded drilling at Gold Rock has been completed and permits have been received. An amendment to the EA is currently in progress to add additional exploration targets.

A core rig and a reverse circulation (RC) rig are now operating on the property. The drilling program, designed to support production start-up in 2016, will consist of approximately 20,000 meters of core and RC drilling designed to significantly expand and upgrade the current Gold Rock resource. A new resource estimate will be included in a Preliminary Economic Assessment, which is scheduled for completion in the first quarter of 2013. In anticipation of mine permitting, two seasons of baseline biology and archeology fieldwork have been completed at Gold Rock. These data will be used in the environmental analyses of a mining Plan of Operations.

Gold Rock has an estimated 310,000 ounces (oz.) of gold in the indicated category and 331,000 oz. of gold in the inferred category. The indicated resource is contained in 12,968,000 tonnes at a grade of 0.74 grams per tonne (gpt) gold. The inferred resource is contained in 17,894,000 tonnes at a grade of 0.58 gpt gold. The gold resource appears to be open in all directions and represents a significant increase above the previously reported 344,700 oz. historic estimate.

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

We incurred $2,075,021 of expenditures at the Gold Rock project in the nine months ended September 30, 2012 of which 20% was related to drilling, 17% was for salaries and labor and 40% were the cost of engineering studies and environmental programs. For the comparable period in 2011, we incurred $926,491, of which 60% related to drilling. The Gold Rock project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

Thunder Mountain Project, Nye County, Nevada

Thunder Mountain is a gold and silver rich epithermal vein and disseminated gold system hosted in rhyolite tuffs and flow dome complexes located six miles southeast of the Tonopah project in Nye County, Nevada.

There was no activity on this project during the third quarter of 2012.

We incurred $501,417 of expenditures at the Thunder Mountain project in the nine months ended September 30, 2012 of which 35% was related to drilling and 22% related to salaries and wages. For the comparable period in 2011, we incurred $6,090 primarily for reclamation work around the project. The Thunder Mountain project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

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

We incurred $82,444 and $225,252 of expenditures at the Golden Eagle project in the nine months ended September 30, 2012 and 2011, primarily for engineering studies. The Golden Eagle project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The following table summarizes our results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months ended September 30, 2012	Three Months ended September 30, 2011	Change

Expenses
Consulting	$181,609	$53,731	$127,878
Depreciation	116,899	80,744	36,155
Interest and bank charges	958	5,934	(4,976)
Investor relations	20,122	18,857	1,265
Legal, audit and accounting	289,977	279,134	10,843
Management fees	-	(3,066)	3,066
Mineral exploration expenditures (see schedule)	1,929,882	2,785,005	(855,123)
Office and administration	270,769	200,737	70,032
Salaries and benefits	1,096,261	724,721	371,540
Transfer agent and filing fees	(9,073)	96,855	(105,928)
Travel	76,079	52,984	23,095
Operating loss	3,973,483	4,295,636	322,153

Other income (expense)	225,931	619,697	(393,766)
Income tax recovery	231,633	422,000	190,367

Net loss	$3,515,919	$3,253,939	$261,980

Significant differences between the periods are as follows:

Consulting expense during the three months ended September 30, 2012 was $181,609 compared to $53,731, an increase of $127,878. This was primarily due to a consulting arrangement with our former Chief Executive Officer which was entered into during the three months ended June 30, 2012. Further, the non-cash estimated fair value of stock based compensation for stock options granted to our former CEO is now a Consulting expense, as opposed to Salaries & Benefits prior to his consulting arrangement.

Depreciation expense during the three months ended September 30, 2012 was $116,899 compared to $80,744 during the comparable period of 2011, an increase of $36,155. This was primarily due to an increase of 60% in depreciable assets from the comparable period of 2011.

Exploration expenses for the three months ended September 30, 2012 decreased $855,123, or 31%, from the same period of 2011. Details of the expenses in each period may be found in the Schedule of Mineral Exploration Expenditures to the unaudited consolidated interim financial statements. Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs. Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees for the three months ended September 30, 2012 of $83,408 compared to $20,420 during the comparable period of 2011. Additionally, beginning on January 1, 2012, we began to capitalize certain permitting and engineering activities as part of our plans to advance the Pan project to production and for the three months ended September 30, 2012 we capitalized $2,176,070 of these costs as compared to nil for the comparable period in 2011.

Director’s fees, salaries and benefits during the three months ended September 30, 2012 were $1,096,261 compared to $724,721 during the comparable period of 2011, an increase of $371,540, or 51%. Director’s fees, salaries and benefits is inclusive of $175,782 of non-cash stock based compensation for the three months ended September 30, 2012 as compared to $56,571 for the comparable period of 2011, an increase of $119,211. We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants. We use the Black-Scholes model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value. We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options. The increase in the cash component of salaries and benefits is attributable to a five employee increase within the Company from 29 to 34 as of September 30, 2011.

Transfer agent and filing fees for the three months ended September 30, 2012 decreased $150,928, from the same period of 2011. The decrease is primarily related to fees paid to the Nevada Bureau of Land Management during the three months ended September 30, 2011, that were not incurred during the comparable period in 2012.

Other income (expense) during the three months ended September 30, 2012 and 2011, was an income of $225,931 and $619,697, respectively, a net change of $393,766. This change was primarily due to a gain of $491,386 on the sale of property and equipment related to Seymork Investments Limited, which we recorded during the three months ended September 30, 2011. This was offset by the change in the fair value of our warrant liability of $176,515 we recorded during the three months ended September 30, 2012.

Income tax recovery for the three months ended September 30, 2012 decreased $190,367, or 45%, from the same period of 2011. The decrease is primarily related to an adjustment to the future income tax liability that is associated with the acquisition of the Pan-Nevada and Gold Rock projects.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The following table summarizes our results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Change

Expenses
Consulting	$285,484	$160,880	$124,604
Depreciation	283,903	108,164	175,739
Interest and bank charges	2,202	16,903	(14,701)
Investor relations	99,913	120,655	(20,742)
Legal, audit and accounting	727,999	459,910	268,089
Management fees	8	(8,748)	8,756
Mineral exploration expenditures (see schedule)	5,097,446	7,319,020	(2,221,574)
Office and administration	646,332	347,234	299,098
Salaries and benefits	3,284,169	1,972,660	1,311,509
Transfer agent and filing fees	97,397	207,347	(109,950)
Travel	223,839	167,316	56,523
Operating loss	10,748,692	10,871,341	(122,649)

Other income (expense)	(270,638)	146,138	(416,776)
Income tax recovery	203,772	1,456,000	(1,252,228)

Net loss	$10,815,558	$9,269,203	$1,546,355

Significant differences between the periods are as follows:

Consulting expense during the nine months ended September 30, 2012 was $285,484 compared to $160,880, an increase of $124,604. This was primarily due to a consulting arrangement with our former Chief Executive Officer that was entered into during the three months ended June 30, 2012. Further, the non-cash estimated fair value of stock based compensation for stock options granted to our former CEO is now a Consulting expense, as opposed to Salaries & Benefits prior to his consulting arrangement.

Depreciation expense during the nine months ended September 30, 2012 was $283,903 compared to $108,164 during the comparable period of 2011, an increase of $175,739. This was primarily due to a 60% increase in depreciable assets from the comparable period of 2011.

Legal, audit and accounting fees totaled $727,999 for the nine months ended September 30, 2012, an increase of $268,089 or 58% for the period. The increase primarily relates to an entity restructuring analysis for tax planning purposes and a full internal control re-evaluation, implementation and testing as required under the Sarbanes-Oxley Act.

Exploration expenses for the nine months ended September 30, 2012 decreased $2,221,574, or 30%, from the same period of 2011. Details of the expenses in each period may be found in the Schedule of Mineral Exploration Expenditures to the unaudited consolidated interim financial statements. Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs. Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees for the nine months ended September 30, 2012 of $188,023 compared to $96,499 during the comparable period of 2011. Additionally, beginning on January 1, 2012, we began to capitalize certain permitting and engineering activities as part of our plans to advance the Pan project to production and in the nine months ended September 30, 2012 we capitalized $4,224,020 of these costs as compared to nil for the comparable period in 2011.

Office and administration expenses for the nine months ended September 30, 2012 were $646,332 compared to $347,234 during the comparable period of 2011, an increase of $299,098 or 86%. This increase is primarily a result of additional overhead costs related to our increase in employees, as discussed further below.

Director’s fees, salaries and benefits during the nine months ended September 30, 2012 were $3,284,169 inclusive of $1,234,527 of non-cash stock based compensation, compared to $1,972,660 and $692,258 respectively, during the comparable period of 2011, an increase of $1,311,509. We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants. We use the Black-Scholes model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value. We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options. The increase in the cash component of salaries and benefits is attributable to a five employee increase within the Company from 29 to 34 as of September 30, 2011.

Other income (expense) during the nine months ended September 30, 2012 was an expense of $270,638 compared to an income of $146,138 during the comparable period of 2011, a net change of $416,776. During the nine months ended September 30, 2012, we incurred costs in evaluating certain specific financing options that management had considered and, recorded a foreign exchange gain of $28,739, which combined was a decrease of $743,428 from the comparable period in 2011. This decrease was offset by a net increase of $768,541 from the change in the fair value of our warrant liability. In addition, during the nine months ended September 30, 2011 we recorded a gain of $491,386 on the sale of property and equipment related to Seymork Investments Limited.

Income tax recovery for the nine months ended September 30, 2012 decreased $1,252,228, or 86%, from the same period of 2011. The decrease is primarily related to an adjustment to the future income tax liability that is associated with the acquisition of the Pan-Nevada and Gold Rock projects.

Liquidity and Capital Resources

As of September 30, 2012, we had working capital of $9,715,619, consisting of current assets of $11,250,581 and current liabilities of $1,534,962. This represents an increase of $215,117 from the working capital balance of $9,500,502 as of December 31, 2011. Consistent with our plans, our working capital balance fluctuates as we use cash to fund our exploration, development activities and other operating expenses.

We have not generated revenues from operations. These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of our interests in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of our properties. As of September 30, 2012, the Company had an accumulated deficit of $88,528,271 and working capital of $9,715,619. On July 6, 2012, the Company closed a public offering for the aggregate gross proceeds of US$15,694,799. Management believes that the proceeds of the offering along with existing working capital is sufficient to fund ordinary operations through at least the subsequent twelve months. However we intend to raise additional capital through debt and/or equity placements as the opportunity presents itself.

We have historically relied on equity financings to fund our operations. From inception through September 30, 2012, we received $103,624,985 in cash, services, and other consideration through issuance of shares of our common stock. As of September 30, 2012, we did not have any outstanding debt.

Our most significant expenditures for the remainder of 2012 are expected to be costs associated with the development of our Pan project and further exploration of our other properties. We also continue to incur operating expenses approximating $720,000 per month for salaries and benefits (exclusive of non-cash stock-based compensation), professional fees, community relations, investor relations, travel and other overhead expenses at our Colorado executive offices and Ely, Nevada locations.

The balance of cash and equivalents as of September 30, 2012 increased to $10,931,300 from $10,191,069 as of December 31, 2011, a net increase in cash of $740,231. The increase was primarily the result of the Company closing a public offering on July 6, 2012 for the aggregate gross proceeds of US$15,594,799 offset by cash used to fund exploration activities and the development costs related to our Pan project.

Net cash used in operating activities was $8,725,172 during the nine months ended September 30, 2012 compared to $9,049,826 during the comparable period in 2011, a decrease of $324,653. Our use of operating cash during the 2012 period has shifted from exploration activities to development activities, consistent with our plans to advance the Pan property through to production.

Net cash used in investing activities for the nine months ended September 30, 2012 was $6,167,719, compared to net cash used in investing activities of $1,333,688 for the nine months ended September 30, 2011.  The majority of our exploration stage expenditures are recorded as an expense. However, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including furniture and electronics, and the cost of these capitalized assets is reflected in our investing activities.  Cash used during the nine months ended September 30, 2012 related to mineral property acquisition costs were $913,718. In addition, we also capitalize certain permitting and engineering activities as part of our plans to advance the Pan project to production. Cash used to advance the Pan project during the nine months ended September 30, 2012 was $4,224,020 and $780,861 for equipment purchases.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $15,803,591, consisting primarily of proceeds from the public offering that closed on July 6, 2012 wherein 12,261,562 units were issued at US$1.28 per unit, with each unit comprising of one common share and one half of one non-transferable common share purchase warrant. These proceeds were partially offset by the related deferred share issuance costs of $1,419,817. During the comparable period in 2011, cash provided by financing activities was $18,312,506, consisting of proceeds from the sale of common shares.

Contractual Obligations

We have obligations under operating leases for its corporate offices in Englewood, Colorado and Ely, Nevada and office equipment until 2014. Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included.

In addition, we have purchase obligations related to consulting service agreements until 2014.

	Fiscal Year
	2012	2013	2014	Total
Operating Lease obligations	$38,393	$157,106	$134,070	$329,569
Purchase obligations	44,244	63,908	-	108,152
Total	$82,637	$221,014	$134,070	$437,721

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of September 30, 2012, we have accrued $15,818 compared to $7,805 at December 31, 2011 related to reclamation and other closure requirements at our properties. These liabilities are covered by a combination of surety bonds and restricted cash totaling $843,077 at September 30, 2012 as compared to $603,062 as of December 31, 2011. We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of September 30, 2012; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As a result Midway has recorded a liability for the fair value of the reclamation costs it expects to incur. We estimated applicable inflation and credit-adjusted risk-free rates as well as expected reclamation time frames. To the extent that the estimated reclamation costs change, such changes will impact future reclamation expense recorded.

Related Party Transactions

For the three and nine month periods ended September 30, 2011, we paid consulting fees of nil and $53,901, respectively to a company controlled by the former Chief Financial Officer of the Company for accounting and corporate compliance services. Our former Chief Financial Officer resigned effective March 18, 2011, but, remained as Corporate Secretary until just prior to the Annual General Meeting on May 5, 2011.

On May 19, 2012, we entered into a consulting agreement with its former Chief Executive Officer for a term of twelve months. Under this agreement the former Chief Executive Officer will provide advisory services from time to time to the Company. For the three and nine month periods ended September 30, 2012, we paid consulting fees of $44,244 and $65,177, respectively, to the former Chief Executive Officer under this agreement. As of September 30, 2012 the remaining amount due under the agreement was $108,152.

Included in accounts payable and accrued liabilities, amounts payable to directors and officers at September 30, 2012 and December 31, 2011, were $15,927 and $12,761, respectively.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended September 30, 2012, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

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

MIDWAY GOLD CORP.

November 9, 2012	By:	/s/ Kenneth A. Brunk
Kenneth A. Brunk
Chairman, Chief Executive Officer President and
Director
(Principal Executive Officer)

November 9, 2012	By:	/s/ Fritz K. Schaudies
Fritz K. Schaudies
Chief Financial Officer
(Principal Financial and Accounting Officer)

