Form 10-K
period 2012-12-31
Midway Gold Corp
filed 2013-03-12
CIK 1319009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33894

MIDWAY GOLD CORP.

(Exact name of registrant as specified in its charter)

British Columbia	98-0459178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8310 South Valley Highway, Suite 280 Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

 (720) 979-0900

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common shares, No par value	NYSE MKT
Title of each class	Name of each exchange on which registered

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

The aggregate market value of the common stock of Midway Gold Corp. held by non-affiliates as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was US$119 million based on the closing price of the common stock of US$1.39 as reported on the NYSE MKT.

As of March 5, 2013, 128,451,298 common shares of Midway Gold Corp. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant’s 2013 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this Annual Report on Form 10-K (this "Annual Report") are intended as summaries and are not necessarily complete.  Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits.  Please see the exhibit index at the end of this report for a complete list of those exhibits.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to our lack of operating history, which leaves investors with no basis to evaluate our ability to operate profitably;
•	risks related to our history of losses and our requirement for additional financing to fund exploration and, if warranted, development of our properties;
•	uncertainty and risks related to cost increases for our exploration and, if warranted, development projects;
•	uncertainty and risks related to the effect of a shortage of equipment and supplies on our ability to operate our business;
•	uncertainty and risks related to the nature of mineral exploration and production activities which inherently involve a high degree of risk and the possibility of uninsured losses;
•	uncertainty and risks related to mining being inherently dangerous and subject to events and conditions beyond our control;
•	risks related to differences in U.S. and Canadian practices for reporting reserves and resources;
•	risks related to our Tonopah property being in close proximity to a municipal water supply, which may delay our ability to conduct further exploration or development activities;
•	uncertainty and risks related to fluctuations in gold, silver and other metal prices;
•	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
•	uncertainty and risks related to proposed legislation that may significantly affect the mining industry;
•	risks related to the proposed expansion of the Duckwater Shoshone Tribe's Reservation which could impact our Gold Rock site and permitting;
•	uncertainty and risks related to evolving corporate governance standards and public disclosure regulations that increase compliance costs and the risk of non-compliance;
•	uncertainty and risks related to title to our properties and our properties being subject to litigation or other claims; and
•	risks related to our status as a passive foreign investment company which would likely result in materially adverse U.S. federal income tax consequences for U.S. investors.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under “Item 1A. Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

PRELIMINARY NOTES

Reporting Currency, Financial and Other Information

All amounts in this Annual Report are expressed in Canadian dollars. Unless otherwise indicated, the United States dollar is denoted as “US$.”

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S. GAAP”).

Information in Part I and II of this Annual Report includes data expressed in various measurement units and contains numerous technical terms used in the gold mining industry. To assist readers in understanding this information, a conversion table and glossary are provided below.

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

	2012	2011	2010	2009	2008

Average for Period	$1.00	$0.99	$1.03	$1.14	$1.07

Metric Conversion Table

For ease of reference, the following conversion factors are provided:

Metric Unit	U.S. Measure	U.S. Measure	Metric Unit

1 hectare	2.471 acres	1 acre	0.4047 hectares
1 metre	3.2881 feet	1 foot	0.3048 metres
1 kilometre	0.621 miles	1 mile	1.609 kilometres
1 gram	0.032 troy oz.	1 troy ounce	31.1 grams
1 kilogram	2.205 pounds	1 pound	0.4541 kilograms
1 tonne	1.102 short tons	1 short ton	0.907 tonnes
1 gram/tonne	0.029 troy ozs./ton	1 troy ounce/ton	34.28 grams/tonne

 The following abbreviations are used herein:

Ag	= silver
Au	= gold	m(2)	= square meter
Au g/t	= grams of gold per tonne	m(3)	= cubic meter
g	= gram	Ma	= million years
ha	= hectare	Oz	= troy ounce
km	= kilometer	Pb	= lead
km(2)	= square kilometers	T	= tonne
kg	= kilogram	t	= ton
lb	= pound	Zn	= zinc
m	= meter

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING RESOURCE AND RESERVE ESTIMATES

The mineral estimates in this Annual Report have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian securities laws and regulations, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this Annual Report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

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

PART I

As used in this Annual Report, references to “Midway,” the “Company,” “we,” “our,” or “us” mean Midway Gold Corp., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

ITEM 1. BUSINESS

History and Organization

Midway Gold Corp. was incorporated under the Company Act (British Columbia) on May 14, 1996, under the name Neary Resources Corporation. On October 8, 1999, Midway changed its name to Red Emerald Resource Corp. On July 10, 2002, it changed its name to Midway Gold Corp. Midway became a reporting issuer in the Province of British Columbia upon the issuance of a receipt for a prospectus on May 16, 1997. Our common shares were listed on the Vancouver Stock Exchange (a predecessor of the TSX Venture Exchange) on May 29, 1997. On July 1, 2001, Midway became a reporting issuer in the Province of Alberta pursuant to Alberta BOR#51-501. On December 21, 2007, we filed a Form 8-A with the SEC in connection with the listing of our common shares on the American Stock Exchange (now known as the NYSE MKT) and became a reporting issuer under Section 12(b) of the Securities Exchange Act of 1934, as amended. Our common shares are currently listed on the NYSE MKT and Tier 1 of the TSX.V under the symbol “MDW.”

The corporate organization chart for Midway and its material subsidiaries as of the date of this Annual Report is as follows:

We are a development stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. Our mineral properties are located in Nevada and Washington. The Tonopah, Spring Valley, Gold Rock and Golden Eagle gold properties are exploratory stage projects and have identified gold mineralization and the Thunder Mountain project is an earlier stage gold and silver exploration project. Our Pan project is in the development stage. We are working towards transitioning from a development stage company to a gold production company with plans to advance the Pan gold property located in White Pine County, Nevada through to production by as early as 2014.

We are continuing to move our Pan gold project through technical, engineering, permitting and economic studies so that construction and production decisions can be made.

We do not produce gold and do not currently generate operating earnings. Through 2012, funding to explore and develop our gold properties and to operate the company has been through equity financings. We expect to continue to raise capital through additional equity and/or debt financings, and through the exercise of stock options and warrants.

Our registered office in Canada is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, British Columbia, Canada V6C 2X8. Our principal executive and head office in the United States is located at 8310 South Valley Highway, Suite 280, Englewood, Colorado 80112, U.S.A. and our telephone number is (720) 979-0900.

Available Information

We make available, free of charge, on or through our Internet website, at www.midwaygold.com our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report.

Significant developments in 2012

Barrick Gold Exploration Inc. Exploration Program at the Spring Valley Project

On April 11, 2012, we announced that Barrick Gold Exploration Inc. informed us that it intends to conduct and fund an $11 million program at our Spring Valley Project, Pershing County, Nevada, in 2012, including exploration drilling and development work in preparation for an internal pre-feasibility study. Exploration was to be focused on in-fill drilling in the north resource area and expansion drilling of the south target area. The development was to include metallurgical, geotechnical and hydrological studies.

Chairman of our Board and Chief Executive Officer

On May 18, 2012, Mr. Daniel E. Wolfus resigned as Chairman of our Board and Chief Executive Officer due to health reasons.  Following his resignation, Mr. Wolfus agreed to continue to serve as one of our directors.  Mr. Wolfus’ resignation was not the result of any disputes with us. Concurrently with the resignation of Mr. Wolfus as Chairman of our Board and Chief Executive Officer, our Board appointed Mr. Kenneth A. Brunk to serve as Chairman of our Board and Chief Executive Officer.

Closing of Unit Offering

On July 6, 2012, we closed a unit offering in Canada and the United States of 12,261,562 units at a price of US$1.28 per unit for aggregate gross proceeds of US$15,694,799. Each unit consisted of one common share and one-half of one common share purchase warrant. Each whole warrant entitled the holder to purchase one common share at a price of US$1.85 per share for a period of 18 months following the closing of the unit offering.

Advancement of our Pan Gold Project

On August 16, 2012, and September 10, 2012, we announced that engineering and permitting activities continue to advance our Pan heap leach gold project. Project development activities included:

•	Completion of the scoping phase of the federal permitting process, including public meetings. Base line studies are complete and JBR Environmental, a third-party consulting firm, is currently preparing a draft version of the Environmental Impact Statement (EIS).
•	Selection of Jacobs Engineering Group for front-end engineering of mine related infrastructure including project buildings, roads, electrical and water supply.
•	Acquisition of adequate water rights for mineral processing and completion of a production size water well and five monitor wells.
•	Completion of engineering for the heap leach pad and ponds by SRK Consulting.
•	Completion of engineering design, permitting and construction of a new access road.
•	Selection of Summit Valley Technologies (SV), a division of FL Smidth, to provide gold recovery equipment for the processing plant.
•	Ongoing large scale column tests to determine gold recovery amounts from larger size material which could reduce crushing requirements and lower capital costs.
•	Ongoing diamond drilling for crusher site characterization, reverse circulation drilling to test deep exploration targets, and follow-up condemnation drilling beneath proposed mine facilities.
•	Confirmation from the U.S. Army Corps of Engineers that no surface waters are present at our Pan Project that falls under jurisdiction of Sections 401 and 404 of the Federal Clean Water Act.

Drill Program initiated at our Gold Rock Project

On September 10, 2012, we announced that an Environmental Assessment study for expanded drilling at Gold Rock has been completed and permits have been received. The drilling program, designed to support production start-up in 2016, will consist of approximately 20,000 meters of core and reverse circulation drilling designed to significantly expand and upgrade the current Gold Rock resource. A new resource estimate will be included in a Preliminary Economic Assessment, which is scheduled for completion in the first quarter of 2013. In anticipation of mine permitting, two seasons of baseline biology and archeology fieldwork have been completed at Gold Rock. This data will be used in the environmental analyses of a mining Plan of Operations.

Private Placement of Series A Preferred Shares

On December 13, 2012, we closed a private placement of the Series A Preferred Shares pursuant to the Share Purchase Agreements by and between us and each of, INV-MID, LLC, EREF-MID II, LLC and HCP-MID, LLC. We offered and sold 37,837,838 Series A Preferred Shares at a price of US$1.85 per share for gross proceeds of US$70,000,000. Each Series A Preferred Share is convertible into a common share on a one-for-one share basis. There is an eight percent (8%) annual dividend, compounding monthly, payable quarterly, payable on the Series A Preferred Shares. The first payment of the dividend payment commences on April 1, 2013 and each dividend is payable thereafter on the first business day of each quarter commencing on July 2, 2013. At our option, we may pay the 8% dividend in-kind with our common shares, in-lieu of cash, based on the closing price of our common shares as quoted by the NYSE MKT on the trading day immediately prior to the closing date.

Resignation of Mr. Klein from our Board

On December 13, 2012, Mr. Nathaniel Klein, initially appointed as a director on November 8, 2012, resigned as a director of our Board effective December 13, 2012. Under the terms of the side letter, Mr. Klein retained observation rights to attend meetings of the Board of Directors.

Budget/Work Plan Committee

On December 13, 2012 in connection with the issuance of the Series A Preferred Shares, we entered into a side letter with the investors and Selling Shareholders, INV-MID, LLC, EREF-MID II, LLC and HCP-MID, LLC. Pursuant to the terms of the side letter, we, among other things, formed a Budget/Work Plan Committee of our Board of Directors . CEO Kenneth Brunk, Martin Hale, Roger Newell and John Sheridan were appointed to the Budget/Work Plan Committee. The mandate of the Budget/Work Plan Committee is to review and approve the annual business and financing plans and capital and operating budgets (and any modifications of, or deviations from, such plans or budgets). The Budget/Work Plan Committee chair is Mr. Brunk. A majority of the members of the Budget/Work Plan Committee shall constitute a quorum for the transaction of business, and the unanimous vote of all members shall be required for all acts and approvals of the Budget Committee.

Appointment of Mr. Hale to our Board

On December 13, 2012, we appointed Mr. Martin Hale, President of Hale Capital Partners, L.P., as a director to fill the vacancy on our Board resulting from Mr. Klein’s resignation. We also appointed Mr. Hale to serve on our Corporate Governance and Nominating Committee, the Compensation Committee and the Budget/Work Plan Committee of our Board.

Resignation of Mr. Schaudies as Chief Financial Officer

On January 29, 2013, Mr. Fritz K. Schaudies informed the Company of his intentions to resign as our Chief Financial Officer due to health reasons and not the result of any disputes with us. Mr. Schaudies agreed to have his resignation effective upon completion of the transition of his duties and responsibilities to his successor as Chief Financial Officer. As of the date of this filing, we have commenced a search for a new Chief Financial Officer to replace Mr. Schaudies.

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

On lands owned by the United States, mining rights are governed by the General Mining Law of 1872, as amended (“General Mining Law”), which allows the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the BLM. Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals). For a more detailed discussion of the various government laws and regulation applicable to our operations and potential negative effect of these laws and regulations, see the section heading “Item 1A. Risk Factors” below

Environmental Regulation

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

During 2012, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We anticipate that we will incur capital expenditures for environmental control facilities during 2013 relating to the development of the Pan mine, provided that the necessary permits are received.

Employees

As of December 31, 2012 we had 35 full-time employees and 1 part-time employee, 19 of whom were employed full-time at our principal executive office in Denver, Colorado, and 16 of whom were employed full-time, and one who was employed part-time, based in Ely, Nevada. We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and our administrative and financial affairs.

ITEM 1A. RISK FACTORS

This Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

Since we have no operating or production history, investors have no basis to evaluate our ability to operate profitably. We were organized in 1996 but have had no revenue from operations since our inception. We have no history of producing metals from any of our properties. The majority of our properties are exploration stage properties in various stages of exploration. Our Tonopah, Spring Valley, Golden Eagle, and Gold Rock properties are exploratory stage exploration projects with identified gold mineralization. Our Pan gold project is in the development stage. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

We have a history of losses, negative operating cash flow and expect to continue to incur losses in the future. We have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods:

•	$14,734,063 for the year ended December 31, 2012;
•	$18,615,682 for the year ended December 31, 2011; and
•	$6,432,914 for the year ended December 31, 2010.

We had an accumulated deficit of $92,896,376 as of December 31, 2012. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generate sufficient revenues to fund continuing operations.

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

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates.  We currently have limited insurance to guard against some of these risks.  If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable, or result in additional expenses.

We have no history of producing metals from our current mineral properties and limited recent experience with producing mines; there can be no assurance that we will successfully establish mining operations or profitably produce precious metals. We have no history of producing metals from our current mineral properties. We do not produce gold and do not currently generate operating earnings. While we seek to move our Pan gold project into production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises, including:

•	the timing and cost, which are considerable, of the construction of mining and processing facilities;
•	the ability to find sufficient gold reserves to support a profitable mining operation;
•	the availability and costs of skilled labor and mining equipment;
•	compliance with environmental and other governmental approval and permit requirements;
•	the availability of funds to finance construction and development activities;
•	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants that may delay or prevent development activities; and
•	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies.

The costs, timing and complexities of mine construction and development may be increased by the remote location of our properties. It is common in new mining operations to experience unexpected problems and delays during construction, development and mine start-up. In addition, our management will need to be expanded. This could result in delays in the commencement of mineral production and increased costs of production. Accordingly, we cannot assure you that our activities will result in profitable mining operations or that we will successfully establish mining operations.

There may be delays in commencement of construction on our Pan gold project. Delays in commencement of construction could result from delays in receiving the required governmental permits or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants; availability of required equipment and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, could delay or prevent commencement of construction at the Pan gold project. There can be no assurance of whether or when construction at the Pan gold project will commence or that the necessary personnel, equipment or supplies will be available to us if and when construction is commenced. If we are unable to acquire permits to mine the property, then we will have no reserves under SEC Industry Guide 7 and NI 43-101, which could result in impairment and write down of the carrying value of the project.

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

A portion of dirt road currently used to access the Pan gold project site and traversing the south end of the proposed North Pit may have been an alternative route for the Lincoln Highway from 1913-1916 prior to the development of U.S. Highway 50. This has not been confirmed, but will be investigated when archaeological surveys are conducted. The highway as a whole is not eligible for listing on the National Registers of historic places or landmarks, but impacts to it may need to be mitigated. Carbonari sites, which are burn piles and habitations from Swedish/Italian charcoal producers, have been identified within or near the Pan gold project area. A survey would need to be conducted to identify, locate and record the findings of Carbonari sites.

Our Tonopah property is in close proximity to a municipal water supply, which may delay our ability to conduct further exploration or developmental activities or could affect our ability to place the property into commercial production, if warranted. The Tonopah property lies within a basin from which the town of Tonopah obtains its municipal water supply. To date, our exploration activities have not been restricted due to the proximity of the activities to this basin. As our exploration and development activities expand, there is an increased risk that the activities may interfere with the water supply. As part of the mining development work on the Tonopah property, we completed a hydrologic review of the basin and will establish a strategy for preventing exploration and development activities from interfering with the water supply. Any damage to, or contamination of, the water supply caused by our activities could result in us incurring significant liability. We cannot predict the magnitude of such liability or the impact of such liability on our business, prospects or financial condition. We applied for water right permits in the Ralston Basin, which is currently under protest by the town of Tonopah. We are currently negotiating with the town about any future pumping of water in the basin. We are currently reviewing and negotiating dewatering options with the town of Tonopah that would be agreeable and beneficial for both parties. If we were not able to secure dewatering rights for the Tonopah project, the project may be restricted and could affect our ability to place the property into commercial production, if warranted.

The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties. The potential for profitability of our operations, the value of our properties, the market price of our common stock and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold, silver and other precious metals. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold and silver may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold and silver prices. The price of gold and silver is affected by numerous factors beyond our control, including inflation, fluctuation of the U.S. dollar and foreign currencies, global and regional demand, the sale of gold and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.

The volatility in gold and silver prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the average annual market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix, as shown in the table below:

Mineral	2012	2011	2010	2009	2008
Gold	$1,668.98	$1,571.52	$1,224.53	$972.35	$871.96
Silver	$31.15	$35.12	$20.19	$14.67	$14.99

The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

We do not maintain insurance with respect to certain high-risk activities, which exposes us to significant risk of loss. Mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected formations or other conditions are often encountered. We may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or against which it cannot maintain insurance at commercially reasonable premiums. Any significant claim would have a material adverse effect on our financial position and prospects. We are not currently covered by any form of environmental liability insurance, or political risk insurance, since insurance against such risks (including liability for pollution) may be prohibitively expensive. We may have to suspend operations or take cost interim compliance measures if we are unable to fully fund the cost of remedying an environmental problem, if it occurs.

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

Legislation has been proposed that would significantly affect the mining industry. Members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the United States General Mining Law of 1872 (the “General Mining Law”). If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of unpatented mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

Proposed Expansion of the Duckwater Shoshone Tribe’s Reservation could impact our Gold Rock Site and Permitting. In 2011, the Duckwater Shoshone Tribe indicated that the tribe is seeking to expand the Duckwater Indian Reservation, Nye County, Nevada, from 3,850 acres to 235,000 acres. The Duckwater Shoshone Tribe’s proposed expansion could impact our ability to operate our Gold Rock site and it may impact the enforceability of our land and water permits granted by the Bureau of Land Management that relate to lands within the Duckwater Shoshone Tribe’s proposed expansion area.

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

Our Budget/Work Plan Committee requires unanimous approval of all members to approve annual budgets and work plans, which may adversely affect the timing and approval of our annual budgets and work plans. The mandate of the Budget/Work Plan Committee is to review and approve the annual business and financing plans and capital and operating budgets (and any modifications of, or deviations from, such plans or budgets) of our Company. The Budget/Work Plan Committee chair is our CEO. The unanimous vote of all of the members is required for all acts and approvals of the Budget/Work Plan Committee. In the event that unanimous approval of the Budget/Work Plan Committee is not obtained for any matter with which the Budget/Work Plan Committee is authorized under its charter, the preferred shareholder director and our CEO shall cooperate and work together in good faith to resolve any issued that the Budget/Work Plan Committee has identified as an impediment to their unanimous approval.

A delay in obtaining unanimous approval for our budgets and work plans could adversely affect our business, financial condition, operating results, cash flows and our ability to meet our financial obligations.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price. We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NYSE MKT, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) with increased disclosure obligations for public companies and mining companies in the United States. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

We face intense competition in the mining industry. The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. We compete with other gold companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to acquire, develop or operate gold projects.

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

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition. We are dependent on a relatively small number of key employees, including our Chairman, Chief Executive Officer and President, our Chief Financial Officer and our Senior Vice President of Operations. The loss of any officer could have an adverse effect on us. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary. As noted above, as of the date of this filing we have commenced a search for a new Chief Financial Officer to replace Mr. Schaudies.

Our directors and officers may have conflicts of interest as a result of their relationships with other companies. Our directors and officers are also directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties. For example, Kenneth Brunk, our Chairman, Chief Executive Officer, President and Director, also serves as a director for United Silver Corp. Consequently, there is a possibility that our directors and/or officers may be in a position of conflict in the future.

It may be difficult to enforce judgments or bring actions outside the United States against us and certain of our directors. We are a Canadian corporation and certain of our directors are neither citizens nor residents of the United States. A substantial part of the assets of several of these persons, are located outside the United States. As a result, it may be difficult or impossible for an investor:

•	to enforce in courts outside the United States judgments obtained in United States courts based upon the civil liability provisions of United States federal securities laws against these persons and us; or
•	to bring in courts outside the United States an original action to enforce liabilities based upon United States federal securities laws against these persons and us.

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

Risks Related to Our common shares

We believe that we may be a “passive foreign investment company” for the current taxable year which would likely result in materially adverse United States federal income tax consequences for United States investors. We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets.  United States shareholders should be aware that we believe we were classified as a PFIC during our tax year ended December 31, 2012, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and future taxable years.  If we are a PFIC for any taxable year during which a United States person holds our securities, it would likely result in materially adverse United States federal income tax consequences for such United States person. The potential consequences include, but are not limited to, re-characterization of gain from the sale of our securities as ordinary income and the imposition of an interest charge on such gain and on certain distributions received on our common shares.  Certain elections may be available under U.S. tax rules to mitigate some of the adverse consequences of holding shares in a PFIC.

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

In the last 12 months, the price of our stock on the TSX.V has ranged from a low of $1.08 to a high of $1.74, and on the NYSE MKT has ranged from a low of US$1.08 to a high of US$1.76. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile.  These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common shares.  As a result, you may be unable to resell your shares at a desired price.

Holders of the Series A Preferred Shares have substantial governance rights. Holders of the Series A Preferred Shares, subject to the approval of the majority of the holders of our common shares, have the right to nominate and elect, voting as a class, one (1) director to our Board. If the size of our Board is increased beyond seven (7) members, increases will occur in increments of two (2) and the “Preferred Governance Majority” (initially HCP-MID, LLC until the investors have less than 7,567,568 Series A Preferred Shares, then holders of a majority of the Series A Preferred Shares) will have the right to designate one (1) director nominee for election or appointment as director. The Preferred Governance Majority has the right to fill any vacancy of the preferred shareholder director position. We agreed to seek shareholder approval for the Series A Preferred Shares director election and appointment rights at our next annual meeting and at each annual and special meeting of the shareholders until such rights are approved.

In addition, holders of the Series A Preferred Shares have consent rights over a variety of significant corporate and financing matters, including, but not limited to, the voluntary or involuntary liquidation, dissolution or winding-up of the affairs of our Company, the issuance of any common shares or common share equivalents for less than $1.85 per share or any amendment to our articles in a manner adverse to the holders of Series A Preferred Shares. The rights of the Series A Preferred shareholders may hinder our ability to raise capital in the future.

The interests of the holders of the Series A Preferred Shares may not coincide with, or be in best interests of, the holders of the common shares. The governance rights associated with the Series A Preferred Shares could also have the effect of delaying, deterring or preventing corporate actions of the Company that might otherwise be beneficial to the holders of our common shares.

Holders of Series A Preferred Shares have substantial rights and ranks senior to our common shares. Our common shares rank junior as to dividend rights, redemption rights, conversion rights and rights in any liquidation, dissolution or winding-up of the Company to the Series A Preferred Shares. Upon liquidation, dissolution or winding-up of our Company, the holders of the Series A Preferred Shares are entitled to a liquidation preference equal to 125% of the initial issue price of US$1.85 prior and in preference to any distribution to the holders of our common shares. The holders of the Series A Preferred Shares are also entitled to an annual 8% dividend, compounded monthly and payable quarterly. Further, no dividend greater than the in-kind dividends on the Series A Preferred Shares may be paid, declared or set apart for payment in respect of the common shares. The existence of such senior security could have an adverse effect on the value of our common shares.

Series A Preferred Shares contain certain redemption rights which may require us to redeem the shares on December 13, 2017. Either holders of our Series A Preferred Shares or we may elect to redeem the Series A Preferred Shares on December 13, 2017 at a redemption price of US$1.85 per share. In the event that we are unable to redeem the Series A Preferred Shares within 30 days after a demand for redemption by a holder of the Series A Preferred Shares and we have not completed a liquidation event (excluding a voluntary or involuntary liquidation, dissolution or winding-up of our affairs) prior to the five years from issuance of the Series A Preferred Shares, then we are required to distribute all of the legal available funds to the holders of the Series A Preferred Shares and repay any amounts otherwise due in equal quarterly payments for the period of two (2) years from the date on which redemption is demanded.

In addition, if we are unable to redeem any Series A Preferred Shares two (2) years after a demand for redemption, then, subject to a special separate resolution of the holders of our common shares and provided it is permitted by our articles, as amended, (i) voting as a single class, vote to elect a majority of our Board, and (ii) in the event that our articles do not permit a single class of our shareholders to elect a majority of our Board, holders of Series A Preferred Shares may sell, as may be permitted by applicable law, on our behalf, our assets, in such holder’s discretion, that are sufficient to redeem any Series A Preferred Shares.

Our failure to redeem the Series A Preferred Shares in accordance with the terms of the Series A Preferred Shares rights will have a material adverse effect on the rights of our common shares and our business.

We have never paid dividends on our common shares. We have not paid dividends on our common shares to date, and we may not be in a position to pay dividends for the foreseeable future. Our Series A Preferred Shares have a preferential dividend and we may not pay a dividend on our common shares unless, the holders of the Series A Preferred Shares have been paid in full all accrued but unpaid dividends. Even if the holders of the Series A Preferred Shares have been paid in full all accrued but unpaid dividends, our ability to pay dividends with respect to our common shares will depend on our ability to successfully develop one or more properties and generate earnings from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends on our common shares will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors. Any dividend that could be declared to our common shares cannot be greater than the preferential dividend payable to our Series A Preferred Shares.

We are subject to the continued listing criteria of the NYSE MKT and the TSX Venture Exchange (“TSX.V”) and our failure to satisfy these criteria may result in delisting of our common shares.  Our common shares are currently listed on the NYSE MKT and the TSX.V.  In order to maintain the listing, we must maintain certain share prices, financial, and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders.  In addition to objective standards, the NYSE MKT and the TSX.V may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE MKT or TSX.V inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the listing requirements of the NYSE MKT or TSX.V; if an issuer’s common shares sell at what the NYSE MKT or the TSX.V considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE MKT or TSX.V; or if any other event occurs or any condition exists which makes continued listing on the NYSE MKT or TSX.V, in their opinion, inadvisable.

If the NYSE MKT or the TSX.V delists our common shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

If we issue additional equity in equity financings or through issuance of common shares upon exercise of options or warrants or conversion of convertible securities, the trading price of our securities may be negatively impacted and our current shareholder may suffer dilution. Any future sale of equity capital in financing transactions or through the exercise of warrants or options or conversion of convertible securities will result in dilution to existing shareholders, and even the perception that such issuance of equity capital may occur could have a negative impact on the trading price of our securities. We may pursue other alternatives for the financing of further exploration and development through offering an interest in our properties to be earned by another party or parties carrying out further exploration thereof.

We are required to pay any documentary, stamp, or similar issue or transfer tax upon the conversion of the Series A Preferred Shares into common shares. Pursuant to our Articles and Notice of Alteration for Series A Rights, we are required to pay any documentary, stamp or similar issue or transfer tax upon the conversion of the Series A Preferred Shares into our common shares. Our failure to make such tax payments, when required, would limit our ability to convert the Series A Preferred Shares into common shares which could result in us having to reimburse the holders of the Series A Preferred Shares in cash, for an amount equal to such holder’s total purchase price (including brokerage commissions and other out-of-pocket expenses, if any) of common shares purchased on the open market in lieu of the receipt of common shares upon conversion of the Series A Preferred Shares. Such cash payments could reduce our working capital which could have a negative impact on the trading price of our securities.

We may in the future choose to pay dividends on the Series A Preferred Shares in cash or shares of our common stock, in which case holders of the Series A Preferred Shares would be subject to certain United States and Canadian tax rules and regulations regarding such dividends. We may in the future distribute taxable dividends on the Series A Preferred Shares in cash or shares of our common stock at our election. Holders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, our shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. In addition, any dividends paid or credited (or deemed to be paid or credited) on our common shares owned by a United States’ holders will be subject to Canadian withholding tax at the rate of 25%, generally reduced to 15% by virtue of the Canada – United States Income Tax Convention (the “Convention”). If the United States holder is a company that beneficially owns at least 10% of the voting stock of Midway Gold Corp., the Canadian withholding tax is reduced to 5% by virtue of the Convention.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties

Nevada Properties

Map of properties

The map below shows the location of Midway’s properties located in Nevada, USA. These properties are described in further detail below.

MAP OF MIDWAY NEVADA PROPERTIES, 2013

Source: Midway Gold Corp., 2013

Pan Gold Project

The Pan gold project is a sediment-hosted gold deposit located along the prolific Battle Mountain/Eureka gold trend. Gold mineralization occurs in shallow oxide deposits, along a two-mile strike length of a faulted anticline. We have targeted this project for an open pit, heap leach mining operation that could be in production by 2014, dependent upon the completion of the permitting process and our ability to obtain adequate financing.

Location and means of access

The Pan property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.  Access is via a seven mile dirt road running south-southeast from US Highway 50, at a point about 17 miles southeast of Eureka, Nevada. Eureka has a population of about 2,000. Water is readily available from wells west of the property. We are currently in the process of applying for and obtaining permits to extend power lines to the property.

Title

We have has controlled the property since April 2007 through direct ownership of unpatented lode mining claims administered by the BLM and through mining leases. Our land position encompasses a gross area of approximately 9,794.5 acres containing federal lode mining claims.

We acquired our interest in the January 7, 2003 mineral lease agreement with Newark Valley Mining Corp. (“NVMC”) formerly Gold Standard Royalty Corporation and formerly the Lyle Campbell Trust as a result of its acquisition of Pan-Nevada Gold Corporation on April 13, 2007. On or before January 5 of each year we must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing price for the third calendar quarter preceding January 1 of the year in which the payment is due. The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%. We must incur a minimum of US$65,000 a year of work expenditures, including claim maintenance fees, during the term of the mining lease. On January 3, 2012 the Company paid an advance minimum royalty of $299,427 (US$296,169). Subsequent to the yearend we paid an advance minimum royalty of $283,194 (US$287,448) on January 2, 2013.

We have staked additional claims adjacent to the Pan property, some of which falls within the one mile area of interest of the NVMC mining lease and will be subject to the NSR royalty to NVMC. We have staked additional claims around the project, increasing the total land holdings to over 16 square miles. Our land position containing federal lode mining claims, placer mining claims and patented fee properties encompasses a gross area of approximately 10,372.6 acres.

We have prepared a summary table shown below that identifies the nature of its ownership or interest in the property, describes its interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Leased	1/7/2003, amended 1/1/2009, ratified 10/14/2010	1/7/2023	Newark Valley Mining Corp.	429	Federal Lode - BLM	PAN	119	NMC205565	2.5-4% Gross	8,863.14
					Federal Lode - BLM	PAN	37-38	NMC37169- NMC37170
					Federal Lode - BLM	PAN	63-69 (odd)	NMC37172- NMC37175
					Federal Lode - BLM	PE	50-54 (even)	NMC427129- NMC427133 (odd)
					Federal Lode - BLM	PAN	71-74	NMC57946- NMC57949
					Federal Lode - BLM	PAN	22-28	NMC61102- NMC61108
					Federal Lode - BLM	PAN	34-36	NMC61114- NMC61116
					Federal Lode - BLM	PA	8A, 10, 12-18	NMC630283- NMC630291	2.5-4% Gross + 1% NSR

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
					Federal Lode - BLM	PA	49A	NMC630323
					Federal Lode - BLM	LAT	9-38, 40, 42, 44, 46, 48-60, 47, 61-65	NMC815131- NMC815183	2.5-4% Gross
					Federal Lode - BLM	NC	30-52	NMC958546- NMC958568
					Federal Lode - BLM	NC	59-72	NMC958575- NMC958588
					Federal Lode - BLM	NC	94-121, 124-130, 133-139, 142-146, 149-154, 157-162, 165-170	NMC958610- NMC958674
					Federal Lode - BLM	CT	30-51	NMC980710- NMC980727
					Federal Lode - BLM	PETER	1-51	NMC980728- NMC980778
					Federal Lode - BLM	BSW	38-45, 1-37, 46-47	NMC980787- NMC980825
					Federal Lode - BLM	PA	19, 21, 44, 46, 48	NMC980826- NMC980830
					Federal Lode - BLM	PE	56	NMC980831
					Federal Lode - BLM	NP	1-41	NMC980832- NMC980872
					Federal Lode - BLM	ET	1-41	NMC980873- NMC980913
					Federal Lode - BLM	GWEN	17-18	NMC984635- NMC984636
					Federal Lode - BLM	PAN	111-112, 114, 120-122	NMC984637- NMC984642
					Federal Lode - BLM	PR	1-9	NMC1031802- NMC1031810
					Federal Lode – BLM	PC	1-18, 20	NMC1057236- NMC1057254
Owned	-	-	Midway Gold US Inc.	121	Federal Lode - BLM	NC	1-29	NMC958517- NMC958545	-	2,499.86
					Federal Lode - BLM	NC	53-58	NMC958569- NMC958574
					Federal Lode - BLM	NC	73-93	NMC958589- NMC958609
					Federal Lode - BLM	GWEN	1-10	NMC965337- NMC965346
					Federal Lode - BLM	GWEN	19-48	NMC984556- NMC984585
					Federal Lode - BLM	GWEN	49-51	NMC977345- NMC977347

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
					Federal Lode - BLM	GWEN	54-55, 58-65	NMC977350- NMC977359
					Federal Lode - BLM	REE	81-82	NMC973536- NMC973537
					Federal Lode - BLM	PC	19, 21-29	NMC1057292- NMC1057301

Mineral Resources

In October 2011, the Company reported an updated resource estimate for the Pan gold project based on results from 2011 drilling received up to the date of the resource estimate. The updated Measured and Indicated mineral resource estimate exceeds one million ounces of gold. The 1.13 million ounces of gold are contained in 37 million tonnes of 0.49 grams per tonne (gpt) gold in the Measured category and 43 million tonnes of 0.40 gpt gold in the Indicated category using a 0.14 gpt gold cutoff grade. The updated resource was prepared by Gustavson Associates LLC. The mineral resources are summarized below. “NI 43-101 Updated Mineral Resource Estimate for the Pan Gold Project, White Pine County, Nevada, dated November 1, 2011,” which is available under the Company's profile at www.sedar.com. The report was prepared to the standards of National Instrument 43-101 and was filed on SEDAR on November 2, 2011.

Updated Resource Estimate, Pan Gold Project, Nevada

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

On November 15, 2011, we announced completion of a Feasibility Study showing robust economics for the Pan gold project. Mineral Reserves were based upon a design pit using Lerchs Grossmann generated pit surfaces that maximize revenue based on a $1,200 per ounce three-year trailing average price of gold. Cutoff grades of 0.21 gpt in the South pit and 0.27 gpt in the North & Central pits produced the project’s highest NPV. “NI 43-101 Technical Report Feasibility Study for the Pan Gold Project, White Pine County, Nevada, dated November 15, 2011,” which is available under our profile at www.sedar.com. The feasibility Study was prepared to the standards of National Instrument 43-101 and was filed on SEDAR on December 21, 2011. An updated report “Updated NI 43-101 Technical Report, Feasibility Study for the Pan Project, White Pine County, Nevada” dated November 29, 2012 was filed to clarify responsibilities of the Qualified Persons. This updated report made no changes in the feasibility study numbers.

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

Cautionary Note to U.S. Investors – In this Annual Report we use the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource,” which are geological and mining terms as defined in accordance with NI 43-101 under the CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. Proven and probable reserves used in this Annual Report are defined in accordance with NI 43-101 under the CIM Standards, Mineral Resources and Reserves Definition and Guidelines adopted by CIM differ from SEC Industry Guide 7 reporting. US investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

Geology

The Pan gold project is a sediment-hosted gold deposit on the prolific Battle Mountain-Eureka gold trend in Nevada. It is an oxide deposit exposed on the surface. Host rocks are Devonian-Mississippian marine siltstone and limestone of the Pilot Formation and the Devils Gate Formation. Breccias developed along the Pan fault are the primary host of gold mineralization. Argillic alteration and silicification are the dominant alteration types associated with gold. At North Pan gold mineralization is primarily hosted by silicified breccia in the Pilot Formation. At South Pan, gold occurs primarily in argillic altered breccia in the Devils Gate Formation. Gold occurs as stratabound mineralization outside of the breccias particularly in the Wendy zone adjacent to South Pan.

Exploration and Development

The Pan mineralization was discovered in 1978 and over 860 holes have been drilled by 10 different exploration companies. These include: Amselco, Hecla, Echo Bay, Alta Gold, Pan Nevada Gold, and a number of other junior exploration companies.

In 2007, we drilled 35,510 feet in 113 exploration holes outside of the known resource. Drill results at Boulders extended gold north for 1,300 feet under volcanic outcrop at North Pan. Drill results at Barite and Wendy extended gold at South Pan by 400 feet south and 300 feet east respectively. The Nana zone, 4,000 feet northwest of North Pan, represents a new exploration opportunity. A large scale soil survey identified four previously unknown gold-arsenic anomalies with no previous exploration drilling.

In 2008, we completed 26,245 feet of drilling in 49 reverse circulation holes. Fourteen new holes in the resource area were drilled to verify results from previous operators. Most intercepted higher grades and greater thicknesses than previously reported (see our Press Release dated July 9, 2008). Preliminary investigations suggest that assay techniques used by a previous operator may have under-estimated gold values in some of the holes. A higher-grade gold zone was found at North Pan with true widths of 10 to 25 feet and grades from 0.07 to 0.51 ounces per tonne (“opt”) gold over 800 feet in length. Additional near surface oxide gold was discovered at South Pan where the Wendy zone was expanded to the east under volcanic cover. Three targets outside the resource were tested with no significant results.

In 2009, we completed an internal mineral resource update and we announced it in November 2009.

In 2010, we commissioned a preliminary economic assessment (the “Pan PEA”) that included an independent review of the resource. Results of the Pan PEA encouraged us to move the project toward production at an accelerated pace. A total of 5,764 feet of core in 14 holes was completed to obtain samples for additional metallurgical testing, geotechnical studies of potential pit walls, and waste rock characterization studies. The gold grades in these core holes were higher than expected based on previous analyses from nearby holes. Insights into the geology and alteration based on the core holes resulted in reassessing the geological constraints of the deposit. Engineering studies were initiated in support of a pre-feasibility study planned for 2011. Environmental base line studies were initiated to support a mining permit.

In 2011, we completed a 33,055 foot reverse circulation drilling program and reported drill intercepts from 37 reverse circulation drill holes, including drill hole PN11-09 which contained the longest and highest grade gold intercept yet encountered at the project. The 98 foot intercept of 0.092 opt gold includes a zone of 45 feet of 0.169 opt gold which also includes a 5 foot interval of 0.295 opt gold. In addition, we completed 3,817 feet of core drilling on six core holes. As expected, drilling to test for mineralization beneath proposed mine facility sites produced no significant results.

In addition, in November 2011 we announced completion of a Feasibility Study showing strong economics for the Pan gold project. The NPV of the project is robust at a range of gold prices, increasing from $123 million at $1,200/oz gold to $344M at $1,900/oz gold. The IRR grows from 32% to 79% using the same range of gold prices. Both use a 5% discount rate and are after tax figures. The capital costs to build the mine are estimated to be $99M which includes $8.2M working capital and a $6.8M contingency. The operating cash cost is projected to be $585/oz which includes royalties, state taxes, and a 5% contingency. The total production cost including capital is projected to be $824/oz. For further information on this project, please see the report entitled “Updated NI 43-101 Technical Report Feasibility Study for the Pan Gold Project, White Pine County, Nevada, dated December 29, 2012”, which is available under our profile at www.sedar.com. The feasibility Study was prepared to the standards of National Instrument 43-101 and was originally filed on SEDAR on December 21, 2011.

During 2012, we continued to optimize the mine plan in order to reduce capital and operating costs. In addition, we completed and initiated several key project development activities. These activities include; the completion of the scoping phase of the federal permitting process, including public meetings; Jacobs Engineering Group completed front-end engineering of mine related infrastructure including project buildings, roads, electrical and water supply; SRK Consulting completed the engineering for the heap leach pad and ponds; contracted with Summit Valley Technologies to provide gold recovery equipment for the processing plant; initiated large scale column tests to determine gold recovery amounts from larger size material which could potentially reduce crushing requirements; completed diamond drilling for crusher site characterization; continued reverse circulation drilling to test deep exploration targets, and follow-up condemnation drilling beneath proposed mine facilities; completed 8,170 feet of reverse circulation drilling in 14 holes and 2,156 feet of core drilling in 7 holes; completed the construction of a new access road from U.S. Highway 50 to the project site; and the acquisition of adequate water rights for mineral processing and completion of a production size water well and five monitor wells.

We received confirmation from the U.S. Army Corps of Engineers that no surface waters are present at the project that would fall under the jurisdiction of Sections 401 and 404 of the Federal Clean Water Act.

The permitting is currently on schedule and well positioned for construction of the mine to begin in late 2013 and production to begin in 2014. During the next few months, our plans are to notify the public when the Draft EIS for Pan has been published in the Federal Register and address additional comments as needed for the Final EIS and the Final Positive Record of Decision.

To date we have incurred total costs of $14,770,629 relating to the exploration and $5,839,883 relating to the development of the Pan gold project. We are in the process of obtaining permits for the development of our Pan mine, which include permits for the NEPA process leading to a record of decision for mitigation work to be required, air permit, water pollution control permit, reclamation permit, and several others. We anticipate development costs for 2013 to be approximately $1.95 million for the permitting process, with further development costs possible depending on the status of our permits.

The Pan gold project has known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is developmental in nature.

Gold Rock Project

Gold Rock is a sediment-hosted gold deposit located along the prolific Battle Mountain/Eureka gold trend 8 miles from the Pan gold project. The property includes the Easy Junior Mine, which reportedly produced approximately 2.9 million tons at a grade of 0.026 opt for 74,945 ounces of gold by 1994. We plan on continuing our reverse circulation program, which was initiated during 2012, during 2013 to further explore this property.

Location and means of access

The Gold Rock property is situated in the eastern Pancake Range in western White Pine County, Nevada. The property is 8 miles southeast of the Company’s Pan gold project. Access is via the Green Springs road from US Highway 50 approximately 65 miles from Ely, Nevada. Water for exploration purposes is available from wells in the region under temporary grant of water rights. It is anticipated that power will be available from the line being extended to serve the nearby Pan gold Project.

Title

We have controlled the property since April 13, 2007 through direct ownership of unpatented lode and placer mining claims administered by the BLM and through mining leases. Our land position encompasses a gross area of approximately 11,607.8 acres containing federal lode and placer mining claims.

We acquired our interest in the March 20, 2006 mineral lease agreement with NVMC as a result of our acquisition of Pan-Nevada Gold Corporation on April 13, 2007. On or before January 5 of each year we must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing price for the third calendar quarter preceding January 1 of the year in which the payment is due. The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%. We must incur a minimum of US$75,000 annual work expenditures, including claim maintenance fees, during the term of the mining lease. On January 1, 2012 we paid an advance minimum royalty of $185,937 (US$183,914). Subsequent to December 31, 2012 we paid an advance minimum royalty of $175,857 (US$178,499) on January 2, 2013.

We have entered into or acquired four additional agreements for claims adjacent to and contiguous with the NVMC claims:

•	On January 1, 2012, we paid the annual advance royalty payment of $68,218 (US$67,476) to Anchor Minerals, Inc. to maintain its mineral lease for 80 unpatented lode mining claims. The owner holds a 3.5% gross production royalty.

•	On January 1, 2012, we paid the annual option payment of $50,550 (US$50,000) to Brian Peart to maintain our option to purchase 13 unpatented lode and placer mining claims. Alternatively we can purchase these claims for US$5,000,000 with any payments already paid credited against the total. Mr. Peart holds a sliding scale NSR royalty of between 2 and 6% from commercial production on these claims.

•	On February 1, 2012, we paid the annual option payment of $7,743 (US$7,750) to Jerry Pankow to maintain our option to purchase 2 unpatented lode mining claims. Alternatively we can purchase these claims for US$775,000 with any payments already paid credited against the total. Mr. Pankow holds a sliding scale NSR royalty of between 2 and 5% from commercial production on these claims.

•	On January 30, 2012, we paid the annual payment of $15,042 (US$15,000) to Ronald “Ronny” Jordan to maintain our option to purchase 10 unpatented lode mining claims. Alternatively we can purchase these claims for US$2,500,000 with any payments already paid credited against the total. Mr. Jordan holds a 2.5% NSR from commercial production on these claims. The assignor of this lease agreement to Midway also holds a 0.5% NSR royalty.

Over the years we have staked additional claims outright adjacent to and contiguous with the Gold Rock property, which are outside of any area of interest.

We have prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each ownership area.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage *
Leased	1/15/2007, amended 1/26/2008	1/15/2017	Anchor Minerals, Inc.	80	Federal Lode - BLM	ROC 1-21	1-21	NMC929929- NMC929949	3.5% Gross	1,652.9
					Federal Lode - BLM	ROC 22-45	22-45	NMC950080- NMC950103
					Federal Lode - BLM	MT	24-41	NMC977619- NMC977636
					Federal Lode - BLM	MT	301-317	NMC984539- NMC984555
Optioned	1/24/2008	1/14/2023	Brian Peart	13	Federal Lode - BLM	LITTLE RICHARD	1-6, 7, 9-10, 12-13	NMC822700- NMC822710	2-6% NSR	207.3
					Federal Placer - BLM	LITTLE RICHARD	15, 22	NMC822711- NMC822712
Leased	3/20/2006, amended 1/1/2009	3/20/2016	Newark Valley Mining Corp.	334	Federal Lode - BLM	MONTE	1-10	NMC325321- NMC325330	2.5-4% Gross	6,000.44
					Federal Lode - BLM	MONTE	20	NMC325340
					Federal Lode - BLM	MONTE	22-34	NMC325342- NMC325354
					Federal Lode - BLM	MONTE	36-47	NMC325356- NMC325367
					Federal Lode - BLM	MONTE	49-55	NMC325369- NMC325375
					Federal Lode - BLM	MONTE	61-67	NMC325381- NMC325387
					Federal Lode - BLM	MONTE	72-85	NMC325392- NMC325405
					Federal Lode - BLM	MONTE	90-94	NMC325410- NMC325414
					Federal Lode - BLM	MONTE	97	NMC325417
					Federal Lode - BLM	MONTE	98-102	NMC408429- NMC408433
					Federal Lode - BLM	MONTE	137-142	NMC408468- NMC408473
					Federal Lode - BLM	MONTE	144-150	NMC408475- NMC408481
					Federal Lode - BLM	ECHO	52-55	NMC420382- NMC420385
					Federal Lode - BLM	ECHO	142	NMC420469
					Federal Lode - BLM	MONTE	160	NMC477661
					Federal Lode - BLM	MT	126-200, 202-218, 220-227, 42-90, 94-96, 101-104, 111-124	NMC977427- NMC977594

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage *
					Federal Lode - BLM	MONTE	222	NMC977595
					Federal Lode - BLM	MONTE	201-207, 209-212, 215-221	NMC980693- NMC980709
					Federal Lode - BLM	MONTE	48, 56, 58, 60, 143, 145, 168-173	NMC980914- NMC980925
					Federal Lode - BLM	MT	345-351	NMC984643- NMC984649
					Federal Lode - BLM	GR	1-34, 77-79	NMC1057255- NMC1057291
Optioned	2/13/2008	2/13/2023	Jerry Pankow	2	Federal Lode - BLM	LITTLE RICHARD	25-26	NMC863772- NMC863773	2-5% NSR	41.3
					Federal Lode - BLM	MT	178, 189, 201, 125	NMC977423- NMC977426
					Federal Lode - BLM	MT	1-23	NMC977596- NMC977618
Owned	-	-	Midway Gold US Inc.	169	Federal Lode - BLM	MT	91-93, 97-100, 100-110	NMC977639- NMC977649	-	3,491.54
					Federal Lode - BLM	MT	318-344	NMC984586- NMC984612
					Federal Lode - BLM	GR	35-76, 80-100, 102, 104, 106-142	NMC1057134- NMC1057235
					Federal Lode - BLM	BIG JR	9-12	NMC826346- NMC826349
Optioned	2/15/2004, assigned to MGUSI 2/13/2008	-	Ronald W. ("Ronny") Jordan	13	Federal Lode - BLM	JJ NO	1-4	NMC849888- NMC849891	2.5% NSR	268.5
					Federal Lode - BLM	DG NO	5-6	NMC849892- NMC849893
					Federal Lode - BLM	GR	101, 103, 105	NMC1057125- NMC1057127

Geology

Gold Rock is a sediment-hosted gold system in highly prospective host rocks within a 20 square mile land position along the Battle Mountain-Eureka gold trend. Gold was mined at the Easy Junior pit from Mississippian marine siltstone and limestone of the Joanna and Chainman Formations. Additional gold anomalies occur in the Devonian-Mississippian Pilot and Devils Gate Formations, the same host rocks as found at the nearby Pan gold project. These potential host rocks are exposed for 6 miles of strike length and may have been repeated by east verging thrust faulting. Exposures in the Easy Junior pit wall show mineralization is associated with the crest of a tight anticline cut by a high angle reverse fault. Gold is associated with silicification and argillic alteration of the host rocks along the structure. Historic drill data suggests additional folds and thrust faulting around and along strike of the pit.

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

Exploration work by us to date has primarily been data compilation and surface exploration. Data compilation has included drill hole data, rock and soil geochemical data, geologic mapping, and geophysical surveys generated by previous exploration companies. Midway has generated new geology and alteration mapping and additional rock and soil sampling. A gravity survey was conducted over the property position. The new and old data are being evaluated to generate exploration targets for future drilling.

In 2008, Midway drilled 3,525 feet in 11 reverse circulation holes on the Anchor target at the south end of the property. The target was gold bearing Pilot shale. Five holes found strongly anomalous gold in the Pilot formation, a regionally favorable host rock. Several targets were not tested due to large voids in the rock above the targets. The drill rig in use at that time was not equipped to get past these areas. Follow up drilling is planned when appropriate equipment is available.

In 2011, a technical report was completed by Gustavson Associates, LLC to review geological and historical drill data prior to the 2011 drilling program. Historic drill results include 673 drill holes within and surrounding the Easy Junior open pit mine. Review of select drill data confirmed that assays in the database are consistent with original assay certificates. Gustavson’s initial evaluation confirmed that Gold Rock contains a gold system that warrants additional exploration and evaluation. The lithology, alteration, and mineralization are similar to other sediment hosted Carlin-type systems such as Alligator Ridge, Bald Mountain, Rain, and Midway’s Pan Gold Project, 8 miles to the northwest. Drilling was conducted to confirm the historic data, verify locations and grades, and test expansion potential. Midway drilled 26,125 feet in 25 reverse circulation holes and 5,180 feet in 6 core holes. Initial results were positive; verifying the grade, width, and location of historic results in those areas drilled to date.

2012 Exploration Program

We engaged an independent engineer, Gustavson Associates, LLC of Lakewood, Colorado (“Gustavson”) to review all drilling results and provide a new resource update. The new resource included an Indicated mineral resource of 310,000 ounces of gold and an Inferred mineral resource of 331,000 ounces. The Indicated mineral resource is contained in 12,968,000 tonnes at a grade of 0.74 grams per tonne (gpt) gold. The Inferred mineral resource is contained in 17,894,000 tonnes at a grade of 0.58 gpt gold. The new resource includes results from 466 verified historic drill holes and 31 Midway verification holes drilled in 2011. The resource extends for 8,200 feet north and south from the historic Easy Junior open pit gold mine. See “NI 43-101 Technical Report on Resources, Gold Rock Project, White Pine County, Nevada” dated April 10, 2012. An updated report “Updated NI 43-101 Technical Report on Resources Gold Rock Project, White Pine County, Nevada” dated November 29, 2012 was filed to clarify responsibilities of the Qualified Persons and to clarify language regarding capping, density, and cut-off values. This updated report made no changes to the resource estimate.

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

* - Inferred mineral resources are estimated pursuant to Canadian industry standards. See “Cautionary Note to U.S. Investors

Regarding Reserve and Resource Estimates” above.

We completed 38,950 feet of reverse circulation drilling and 5,361 feet of core drilling in 2012. Drill results include intercepts of 30 feet of 0.095 opt gold in GR12-02c including 10 feet of 0.266 opt gold. Drilling also intercepted 348 feet of 0.036 opt gold in GR12-17. Full results are reported in a press release dated January 7, 2013.

Permit approval has been received for an expanded drill plan that will allow both in-fill and step-out drilling in 2013.

To date we have incurred total costs of $6,280,017 relating to the exploration of the Gold Rock project. We have budgeted approximately $3.1 million for the 2013 exploration program.

The Gold Rock project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

Spring Valley Project

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

Agreement with Barrick Gold

On March 10, 2009, we, through our wholly-owned subsidiary Midway Gold US Inc. (“MGUSI”), executed an Exploration, Development and Mine Operating Agreement, effective March 9, 2009 (the “EDM Agreement”), with Barrick, a wholly-owned subsidiary of Barrick Gold Corporation, regarding the exploration, development and possible joint venture of Midway’s Spring Valley Project.

Exploration Period

Under the terms of the EDM Agreement, MGUSI granted to Barrick the exclusive right to explore and develop the Spring Valley Project. During this exploration period, Barrick has the exclusive right to earn a 60% interest in the Spring Valley Project by spending US$30.0 million on the property over a five-year period ending December 31, 2013. During this five-year period Barrick has the sole right to determine the nature, scope, extent and method of all operations in relation to the property, without having to consult or gain the approval of Midway. Barrick is required to provide Midway with certain information and reports and access to the Spring Valley Project to conduct inspections of operations during this period.

After vesting at 60%, Barrick may increase its interest by 10% (70% total) by spending an additional US$8.0 million on or before December 31, 2014. At our election, Barrick may also earn an additional 5% (75% total) by carrying us to a production decision and arranging financing for our share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established.

To date, Barrick has conducted and reported funding exploration totaling US$27.8 million, which is in excess of the required amounts to maintain the EDM Agreement. In 2010, 2011 and 2012, Barrick reported spending US$5.8 million, US$7.6 million and US$10.1 million, respectively. Barrick has informed us that it has a 2013 exploration budget of US$8.0 million, and 2013 development budget of US$3.1 million which is in excess of the amount needed to maintain the EDM Agreement.

Joint Venture

Under the terms of the EDM Agreement, we shall have a period of 120 days from the last of the following events to occur to elect to enter into a joint venture agreement with Barrick with respect to the Spring Valley Project: (i) upon receipt of notice from Barrick that it has not elected to earn the additional 10% interest by spending an additional US$8.0 million; (ii) upon receipt of notice from Barrick that it has timely incurred the additional US$8.0 million expenditure on the Spring Valley Project to earn the additional 10% interest; (iii) upon receipt of notice from Barrick that it has elected but failed to timely incur the additional US$8.0 million expenditure on the Spring Valley Project. If we fail to notify Barrick within the 120-day period, Midway will be deemed to have elected to enter into the joint venture with Barrick.

If we elect or are deemed to have elected to enter into the joint venture agreement with Barrick, initial capital accounts will be established in accordance with Barrick’s earned interest in the Spring Valley Project and Barrick will be the manager of the joint venture.

If we elect not to enter into the joint venture, then either: (i) within 365 days of Midway’s notice electing not to enter into the joint venture, Barrick will exercise its option to purchase our interest in the Spring Valley Project for US$40.0 million and a 2% net smelter return (“NSR”) royalty on production from the Spring Valley Project; or (ii) Barrick will elect not to exercise its option to purchase Midway’s interest in the Spring Valley Project and the joint venture will be formed with us being deemed to have elected the carry option and any operations costs incurred by Barrick in the 365-day election period will be treated as our development costs.

The EDM Agreement also provides for the adjustment of a party’s participating interest in the joint venture upon default in making agreed-upon contributions to adopted programs and budgets or upon contributing less to a program and budget than a percentage equal to the party’s participating interest.

Further, the EDM Agreement provides that if our participation interest falls below 10%, we shall be deemed to have withdrawn from the joint venture and all of our participating interests will be assigned to Barrick, with Midway reserving a 2% NSR.

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

Title

We have controlled the property since 2003 through direct ownership of unpatented lode mining claims administered by the BLM and through mining leases. Unpatented mining claims are kept active through payment of a maintenance fee due to the BLM and each county the claims are located in on August 31st of each year. Certain areas of the Spring Valley project are subject to NSR royalties ranging from 1% to 7% on different claim groups within the project package. Our land position encompasses a gross area of approximately 11,022.5 acres containing federal lode and placer mining claims and patented fee properties.

We have prepared a summary table shown below that identifies the nature of its ownership or interest in the property, describes its interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Optioned	10/30/2006	10/30/2016	Dale Chabino and Diana Chabino	2	Federal Lode - BLM	FREEDOM	1	NMC785920	3% NSR	41.3
					Federal Placer - BLM	FREEDOM	2	NMC780754
Optioned	6/10/2007	6/10/2017	George D. Duffy	2	Federal Lode - BLM	DUFFY	1-2	NMC811224- NMC811225	-	41.3
Optioned	4/25/2006	4/25/2016	Lamonte J. Duffy	12	Federal Lode - BLM	SV	315-318	NMC925188- NMC925191	3% NSR	247.9
					Federal Lode - BLM	SV	337-340	NMC925210- NMC925213
					Federal Lode - BLM	DUFFY	5-8	NMC965332- NMC965335
Optioned	7/17/2006	7/17/2016	David Rowe and Randall Stoeberl	46	Federal Lode - BLM	PS	1-22	NMC930781- NMC930802	3% NSR	950.4
					Federal Lode - BLM	PS	28-32	NMC930808- NMC930812
					Federal Lode - BLM	PS	34-40	NMC930814- NMC930820
					Federal Lode - BLM	PS	43-48	NMC930823- NMC930828
					Federal Lode - BLM	PS	58-63	NMC930838- NMC930843
Owned	9/10/2003	-	Midway Gold US Inc. (Echo Bay)	28	Federal Lode - BLM	SV	51-54	NMC825454- NMC825457	2% NSR	578.5
					Federal Lode - BLM	SV	60-83	NMC832254- NMC832277

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Owned	11/27/2007	-	MGUSI (TGC)	3	Federal Lode - BLM	DRY	1-3	NMC954162- NMC954164	-	62.0
Owned	1/25/2006	-	MGUSI (Coeur)	101	Federal Lode - BLM	HMS	4-6	NMC140862- NMC140864	3% NSR	2,086.8
					Federal Lode - BLM	HMS	84-87	NMC140941- NMC140944
					Federal Lode - BLM	SDB	1-8	NMC349508- NMC349515
					Federal Lode - BLM	IDA	12-25	NMC364282- NMC364295
					Federal Lode - BLM	SHO	3-59	NMC364363- NMC364419
					Federal Lode - BLM	PORCUPINE	1-11	NMC371072- NMC371082
					Federal Lode - BLM	CROWN HILLS	7-10	NMC39574- NMC39595
					Federal Lode - BLM	PORCUPINE	28	NMC662873
Owned	-	-	MGUSI [SSV set]	20	Federal Lode - BLM	SSV	142-144, 370-387	NMC954582- NMC954601	-	413.2
Owned	7/3/2003, amended 8/15/2003	-	MGUSI (Schmidt)	44	Federal Lode - BLM	SV	8-20 (even)	NMC748203- 748215 (odd)	2-7% NSR; 1% NSR over-ride on claims within 1/2 mile	909.1
					Federal Lode - BLM	SV	27	NMC748222
					Federal Lode - BLM	SV	29-44	NMC748224- NMC748239
					Federal Lode - BLM	SV	1-7, 9-21 (odd), 22-28	NMC817628- 817647
Owned	-	-	MGUSI [SV 45-78 set]	34	Federal Lode - BLM	SV	45-78	NMC860702- NMC860735	-	702.5
Owned	-	-	MGUSI [SV 84-357 set]	249	Federal Lode - BLM	SV	84-99	NMC872357- NMC872372	-	5,144.6
					Federal Lode - BLM	SV	100-125	NMC887449- NMC887474
					Federal Lode - BLM	SV	126-135	NMC889143- NMC889152
					Federal Placer - BLM	SV	136-139	NMC906957- NMC906960
					Federal Lode - BLM	SV	146-213	NMC925039- NMC925106
					Federal Lode - BLM	SV	215-261	NMC925108- NMC925154
					Federal Lode - BLM	SV	277-278, 285-314	NMC925156- NMC925187
					Federal Lode - BLM	SV	319-336	NMC925192- NMC925209
					Federal Lode - BLM	SV	341-357	NMC925214- NMC925230
					Federal Lode - BLM	SV	266-276	NMC929379- 929389

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
					Federal Lode - BLM	SV	283-284	NMC929394- NMC929395
					Federal Lode - BLM	SV	262	NMC954602
					Federal Lode - BLM	SV	214	NMC977866
Owned	-	-	MGUSI [SVP set]	40	Federal Placer - BLM	SVP	1-40	NMC906917- NMC906956	-	826.4
Owned	-	-	MGUSI [SVR set]	16	Federal Lode - BLM	SVR	1-16	NMC987526- NMC987541	-	330.6
Owned	-	-	MGUSI [SVB set]	13	Federal Lode - BLM	SVB	13	NMC1011089	-	247.9
					Federal Lode - BLM	SVB	1-12	NMC1023658- NMC1023669	-
Owned	-	-	MGUSI [2010 set]	8	Federal Lode - BLM	SHO	60-65	NMC1034792- NMC1034797	-	185.9
						SHO	4A-5A	NMC1034798- NMC1034799	-
						HMS	4A	NMC1034800	-
Owned	5/5/2006	-	MGUSI (Seymork)	fee	Patented - Fee	E½, N½NW¼, SE¼NW¼, E½NE¼SW¼, E½SE¼SW¼	T 29 N, R 34 E, M.D.M., Sec. 25	P 203	3% NSR	0/480/360
Owned Owned	5/5/2006 9/7/2005	- -	MGUSI (Seymork) MGUSI (NLRC)	fee fee	Patented - Fee Patented – Fee (surface)	SE¼, SE¼SW¼	T 29 N, R 34 E, M.D.M., Sec. 27	P 203	3% NSR -	200.0
						E½NE¼	T 29 N, R 34 E, M.D.M., Sec. 27	P 203		0/80/60
						W½NW¼, SE¼NW¼	T 29 N, R 34 E, M.D.M., Sec. 35	P 203		120.0
						NE¼NW¼	T 29 N, R 34 E, M.D.M., Sec. 35	P 203		0/40/30
						Lots 3,4,5,6,7,8,9,10,11,12, E½ of 15, Lot 16, NE¼SE¼, E½NW¼SE¼, N½SE¼SE¼, NE¼SW¼SE¼	T 28 N, R 34 E, M.D.M., Sec. 3	P 944731, P 1010632		544.2/0/0
Owned	8/29/2006	-	MGUSI (Sentman)	fee	Patented - Fee	NE¼NW¼	T 29 N, R 34 E, M.D.M., Sec. 35	P 203	-	40/40/10
Leased	12/2/2010	12/2/2016	Barrick Agreement with Third Party	Fee	Patented – Fee (mineral)	Lots 3,4,5,6,7,8,9,10,11,12, E½ of 15, Lot 16, NE¼SE¼, E½NW¼SE¼, N½SE¼SE¼, NE¼SW¼SE¼ Lot 1, N½ Lot 8, W½ Lot 7, Lot 6, N½ Lot 13	T 28 N, R 34 E, M.D.M., Sec. 3 T 28 N, R 34 E, M.D.M., Sec 1	P 944731, P 1010632 P 944731, P 1010633, P 948967, P997571	3% NSR	0/544.2 0/0/120.7
Optioned	9/15/2010	9/15/2014	Barrick Agreement with Third Party	Fee	Patented – Fee (surface)	Lots 1, 2	T 28 N, R 34 E, M.D.M., Sec. 3	P 944731	-	76.4/0/0

In 2012, Barrick, on behalf of our Company, paid the following lease payments or fulfilled work commitments to maintain certain mineral leases and options for the Spring Valley project:

•	On March 7, 2012, Barrick paid our annual payment of US$36,000 to Lamonte J. Duffy to maintain its option to purchase 12 unpatented lode mining claims. The owner retained a 3% NSR royalty. Alternatively, we can purchase these claims for US$600,000 with any payments already paid credited against the total.

•	On May 7, 2012, Barrick paid our payment of US$150,000, and on or prior to the first date of each month Barrick paid Midway’s US$1,000 a month option payment totaling US$12,000 to George D. Duffy and the Estate of Margaret Suverkoop Duffy to maintain its option to purchase 2 unpatented lode mining claims. Alternatively we can purchase these claims for US$500,000 with any payments already paid credited against the total.

•	On June 8, 2012, Barrick paid our annual payment of US$20,000 to Dave Rowe and Randall Stoeberl to maintain its option to purchase 97 unpatented mining claims. Alternatively we can purchase these claims for US$600,000 with any payments already paid credited against the total. Mr. Rowe and Mr. Stoeberl retained a 3% NSR royalty from commercial production on these claims.

•	On September 14, 2012, Barrick paid our annual payment of US$6,000 to Dale and Diana Chabino to maintain its option to purchase 2 unpatented lode mining claims. Alternatively we can purchase these claims for US$100,000 with any payments already paid credited against the total. Mr. Chabino and Mrs. Chabino retained a 3% NSR royalty from commercial production on these claims.

•	On August 6, 2012 Barrick paid an annual payment of US$31,250 to Bert and Jennifer Pincolini to maintain its option to purchase surface and mineral rights. Alternatively Barrick can purchase these properties for US$150,000 with any payments already paid credited against the total.

•	In 2011, Barrick acquired a sub-lease and option agreement with Newmont Mining Company for mineral rights underlying certain surface rights acquired by the Company in 2006, which would become part of the Spring Valley joint venture between us and Barrick. The agreement requires Barrick to spend a cumulative amount of US$2,000,000 in work expenditures on the ground leased over a period of six years, and to make advance royalty payments in the amount of US$100,000 per year thereafter, up to a cap of US$2,500,000. The advance royalty payments may be credited against a 3% NSR royalty payable from production on the area of ground leased. Barrick has maintained the sub-lease and option agreement and is in good standing as of December 31, 2012.

Over the years, we have staked additional claims and purchased rights to additional claims outright within and adjacent to the Spring Valley property.

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

Exploration completed by Midway

During 2004 and 2005, we evaluated previous drill results by Kennecott Utah Copper and Echo Bay Mines Ltd. to generate new targets. These were subsequently tested by drilling 90 reverse circulation holes totaling 44,965 feet and 21 diamond drill holes totaling 10,008.7 feet resulting in discovery of the Porphyry and Sill zones.  At the end of the program, the mineralized zone covered an area 3,200 feet long by 1,600 feet wide with mineralization to a depth of 984 feet.

In 2006, we completed 66,616 feet of drilling in 90 holes to expand the resource to the north and west, as well as to test a much larger porphyry gold target at depth. At the end of the program, the mineralized zone covered an area 4,500 feet long by 3,000 feet wide that is mineralized to a depth of 1,400 feet.   Surface exploration including a 3,000 soil sample grid survey, gravity and self-potential geophysical surveys, geologic mapping and rock chip sampling over the 17 square miles of claim holdings resulting in the identification of 12 new targets for follow up work.

In 2007, we drilled 102,000 feet to expand the west and north zones and to test the deep porphyry potential. Limited infill drilling was completed. An additional 10,850 feet was drilled on the Limerick, American Canyon, King David and Golden Gate satellite targets. In August 2007, we completed the purchase of the key Schmidt lease in Spring Valley by paying the final US$3,000,000 due.  This payment was the final advance royalty payment for the first 500,000 ounces of gold to be produced from the Schmidt claim package.

Based on drilling results through 2007, an updated inferred mineral resource estimate was made by AMEC E&C Services Inc. and reported in January, 2008. The resource model showed a large number of grade blocks outside of the L-G optimization shell that were not included in the resource.

In 2008, we completed 87 holes including 63,565 feet of reverse circulation and 8,985 feet of core drilling. The drilling identified a coherent gold mineralization zone 5,200 feet long by 3,500 feet wide that extended to a depth of 1,400 feet. Two outlying targets, the Fitting and Limerick areas, were tested with a total of 22 exploration drill holes with no significant results.

By January 1, 2009, a total of 318,510 feet of drilling from 450 holes has been completed in six drilling campaigns in the Spring Valley resource area. Based on these results, we completed an in-house resource update that was reported in March 2009.

Cautionary Note to U.S. Investors – In this Annual Report we use the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource,” which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by the CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

Exploration completed by Barrick

In 2009, Barrick drilled 34 holes totaling 29,002 feet of reverse circulation drilling and 8,738 feet of core drilling. Barrick’s drilling focused on confirmation of previous drill results, infilling defined mineralized areas and initial metallurgical test work.

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

In 2010, Barrick completed 30,565 feet of reverse circulation drilling in 15 holes and 20 pre-collars and 21,760 feet of core drilling in 19 holes. A hydrology study to assess de-watering requirements determined that pump rates would be in the 650-1,100 gallon per minute range.

In 2011, Barrick drilled 47,435 feet in 32 reverse circulation holes, 15,361 feet in 4 core holes and 10 pre-collared core holes. Barrick informed Midway that the 2011 drill plan was focused on expanding the resource and evaluating property acquired south of the current resource area. Drill results included widely spaced drilling south of the current resource and holes that tested the northern extent of the known resource. Results indicate that the deposit remains open to the north and new gold assays extend the gold zone at least 1.7 kilometers to the southwest of the previously known resource area. Barrick has increased participation of their Project Development group and Mine Site Exploration group as part of the initial stages of transitioning from a pure exploration project to a mine development project. To accommodate a planned increase in operations, Barrick has expanded the project office in Lovelock. Additionally, Barrick has initiated cultural and biological studies to support an environmental assessment for an expanded drilling area.

We engaged an independent engineer, Gustavson Associates, LLC of Lakewood, Colorado (“Gustavson”) to review the drilling results and provide a new resource update that incorporated all Barrick drilling through May, 2011. The updated mineral resource estimate includes Barrick drilling results from its 2009 and 2010 drill campaigns. The resource estimate has 2.16 million ounces of gold in the Measured and Indicated mineral resource categories, consisting of 0.93 million ounces in the Measured category and 1.23 million ounces in the Indicated category at a cut-off grade of 0.14 grams per tonne (g/t). There was an additional Inferred mineral resource of 1.97 million ounces of gold at the same cut-off grade. The Measured resource is contained within 59.0 million tonnes grading 0.49 g/t, the Indicated mineral resource is contained within 85.8 million tonnes grading 0.45 g/t and the Inferred resource is contained within 103.9 million tonnes grading 0.59 g/t. The report was prepared by William J. Crowl, Donald E. Hulse, Donald J. Baker, Terre A. Lane, and Deepak Malhotra, under the supervision of Gustavson, who are “independent” and "qualified persons" under NI 43-101. For further information on this project, please see the report entitled "NI 43-101 Technical Report on the Spring Valley Project Pershing County, Nevada" dated effective May 24, 2011, which is available under the Company's profile at www.sedar.com. An updated report “Updated NI 43-101 Technical Report on the Spring Valley Project, Pershing County, Nevada” dated November 29, 2012 was filed to clarify responsibilities of the Qualified Persons and to clarify language regarding capping, density, and cut-off values. This updated report made no changes to the resource estimate.

2012 Exploration Program

During 2012, Barrick reported drilling 38,845 feet in 33 reverse circulation holes and, 21,573 feet in 21 core holes. The 2012 drilling program was completed with one reverse circulation rig and one core rig. Barrick also reported completing studies of hydrology, biological baseline, initial site engineering, pit slope geotechnical, and initiated additional metallurgical testing. An internal Barrick scoping study is underway.

To date the Company has incurred total costs of $20,499,517 relating to the exploration of the Spring Valley project.

The Spring Valley project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Tonopah Project

Tonopah is a high-grade epithermal quartz-gold vein system, on the Round Mountain – Goldfield gold trend. A core drilling program was conducted at Tonopah during the third quarter to define the true width and continuity of gold grade in veins and wall rock. A total of 13,000 feet was drilled in 26 holes to test areas of the Discovery, 121, Dauntless, and 63-77 areas.

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

Title

We have controlled the property since 2001. Through a series of agreements, amendments and payments we acquired a 100% interest in the Tonopah property subject to a sliding scale on NSR royalty from any commercial production of between 2% to 7%, based on changes in gold prices, and we must pay an advance minimum royalty, recoverable from commercial production, of US$300,000 per year, payable on August 15.

In addition, the surface rights to 560 acres in Section 32 are held by the Town of Tonopah. The remaining 80 acres of surface rights in Section 32 are held as two 40-acre parcels by two owners. We hold federal mineral rights for the entirety of Section 32 in unpatented claims.

We have prepared a summary table shown below that identifies the nature of its ownership or interest in the property, describes its interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
Owned	7/2/2001, extended 5/31/2002, amended 10/1/2002, amended 11/2/2004, amended 10/1/2009	-	Midway Gold US Inc. (Schmidt/Patton)	228	Federal Lode - BLM	SP	1-9	NMC387816- NMC387824	2-7% NSR	4,382.8
					Federal Lode - BLM	SP	11-15 (odd)	NMC387826- NMC387830 (even)
					Federal Lode - BLM	SP	17-18	NMC387832- NMC387833
					Federal Lode - BLM	SP	21-32	NMC387836- NMC387847
					Federal Lode - BLM	SP	65-84	NMC390502- NMC470127
					Federal Lode - BLM	SP	95-98	NMC470138- NMC470141
					Federal Lode - BLM	SP	105-108	NMC470148- NMC470151
					Federal Lode - BLM	SP	115-119	NMC470158- NMC470162
					Federal Lode - BLM	SP	123-127	NMC470166- NMC470170
					Federal Lode - BLM	SP	281-286	NMC502125- NMC502130
					Federal Lode - BLM	SP	300-302	NMC502144- NMC502146
					Federal Lode - BLM	SP	320-322	NMC502164- NMC502166
					Federal Lode - BLM	SP	340-351	NMC513285- NMC513296
					Federal Lode - BLM	SP	358-360	NMC513303- NMC513305
					Federal Lode - BLM	SP	366-368	NMC513309- NMC513311
					Federal Lode - BLM	SP	374-376	NMC513317- NMC513319
					Federal Lode - BLM	SP	382	NMC513325
					Federal Lode - BLM	SP	4, 6, 8, 10, 12, 14, 16, 280, 352-357	NMC679116- NMC679129
					Federal Lode - BLM	RV	29-41 (odd)	NMC688327- NMC688339 (odd)
					Federal Lode - BLM	RD	08	NMC830749
					Federal Lode - BLM	RD	12	NMC830753
					Federal Lode - BLM	RD	16	NMC830757
					Federal Lode - BLM	RD	20	NMC830761
					Federal Lode - BLM	RD	24	NMC830764

Ownership	Agreement Date	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold Royalty	Approx. Acreage*
					Federal Lode - BLM	RD	25-29 (odd)	NMC831839- NMC831843 (odd)
					Federal Lode - BLM	RD	50-60 (even)	NMC831864- NMC831874 (even)
					Federal Lode - BLM	RD	69-84	NMC831883- NMC831898
	6/8/2004	-	Midway Gold US Inc. (Newmont)		Federal Lode - BLM	MWAY	67-68	NMC835175- NMC835176	-
					Federal Lode - BLM	MWAY	117-119	NMC835225- NMC835227
					Federal Lode - BLM	MWAY	147-150	NMC835255- NMC835258
					Federal Lode - BLM	MWAY	396	NMC835504
					Federal Lode - BLM	WAY	1-29	NMC838228- NMC838256
					Federal Lode - BLM	MWAY	649-655 (odd)	NMC845408- NMC845414 (even)
	7/2/2001 and amended as above	-	Midway Gold US Inc. (Schmidt/Patton)		Federal Lode - BLM	RD	85-100, 103-104, 101-102, 105-106	NMC984613- NMC984634	2-7% NSR
Owned	-	-	Midway Gold US Inc.	233	Federal Lode - BLM	MW	1-233	NMC1059873- NMC1060105	-	4,813.78

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

From 2003 to 2004, the joint venture drilled 10,195 feet in 7 reverse circulation holes and 5,847 feet in 16 core holes. Five holes were drilled in the 121 Zone and the others in a largely untested area south of the Discovery zone. Newmont Mining Company terminated the joint venture in June 2004.

In 2005, we drilled 8,987 feet in 16 reverse circulation holes to test for extensions adjacent to the known resource areas.  The program resulted in the discovery of the Dauntless Zone with hole MW399 which encountered 175 feet of 0.349 opt gold including a vein assaying 15 feet of 3.163 opt gold. An independent resource estimate was completed based on a model of disseminated, strataform mineralization in the Tertiary volcanics using open pit mining methods. We no longer believes this business case is optimal for this property and is evaluating a model that would support underground mine development.

In 2006, we drilled 26,450 feet in 56 holes. The Dauntless zone was extended 650 feet along strike with true width varying from 23 to 66 feet. Grades vary from 0.029 to 1.16 ounces per ton starting within 165 feet of the surface.  Drilling identified 58 veins with at least one intercept greater than 0.15 ounces of gold per ton that are not yet defined. Plans were proposed for a decline that would allow bulk sampling of the Discovery and Dauntless gold zones for metallurgical testing and allow better access for exploration of the gold bearing quartz veins. Fourteen monitor wells were installed to study the dewatering costs for the decline. Four of the monitor holes encountered new gold mineralization.

In 2007, pump tests from a 450-foot water well in the Discovery area were conducted to determine dewatering needs for a decline. This program estimated the need to pump 2,000 gallons per minute to dewater the decline and mine workings. Engineering was initiated for a decline to provide access 200 feet below high grade portions of certain veins and to then take a 50,000 ton bulk sample.

In 2008, we drilled 1,234 feet in 12 reverse circulation holes and 2,321 feet in 9 core holes for hydrology and geotechnical testing along the planned route of the decline. Two new vein intercepts were discovered (see our Press Release dated, May 14, 2008). No gold was noted in five holes drilled to test proposed waste rock storage sites. Metallurgical testing by SGS Lakefield Research Limited (Canada) showed up to 94% gold recovery using gravity and cyanide from a 73-lb. composite sample of Discovery vein material grading 0.188 opt gold. Further work by Gekko Systems Metallurgical Laboratory (Australia) showed that gravity and flotation could achieve 86.7% gold recovery and 66.3% silver recovery without using cyanide, based on a 242-lb composite sample, grading 0.662 opt gold and 0.475 opt silver.

In 2009, we worked with the Town of Tonopah, Nevada to negotiate a plan to properly dispose of mine water to the standards required by the State Water Engineer. In early 2011 we signed a memorandum of understanding with the Town of Tonopah for continued cooperation with regards to development of the Tonopah project nearby to Tonopah’s municipal water well fields. The memorandum of understanding provides for mutual information sharing between us and Tonopah’s engineers for baseline studies and designs, development of water rights for the benefit of Tonopah, and cooperation to reduce redundant facilities.

In 2011, an initial resource estimate was completed on select veins of the Discovery and Dauntless zones that could possibly be developed using underground mining methods. In April, 2011 a NI 43-101 compliant resource estimate was completed by Gustavson Associates, LLC to evaluate a limited number of vein-like structures primarily in the Discovery Zone. Mineralization was modeled using Indicator Kriging to analyze zones of potential high grade mineralization. This indicator model was calibrated by comparison with veins modeled on cross sections, and appears to have identified higher grade areas with continuous gold mineralization that could possibly be mined by underground methods.

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

The report was prepared by William J. Crowl, Donald E. Hulse, Donald J. Baker, and Terre A. Lane, under the supervision of Gustavson who are “independent” and "qualified persons" under NI 43-101. For further information on this project, please see the report entitled "NI 43-101 Technical Report on the Tonopah Project Nye County, Nevada" dated effective April 1, 2011, which is available under our profile at www.sedar.com.

Following the resource estimate, core drilling was conducted at Tonopah to define the true width and continuity of gold grade in veins and wall rock. A total of 13,000 feet was drilled in 26 holes to test areas of the Discovery, 121, Dauntless, and 63-77 areas. Initial assay results included high grade intercepts such as 1.3 feet of 9.768 ounces per ton (opt) gold and 5 feet of 2.287 opt gold within a zone of 150 feet of 0.224 opt gold in drill hole MW11-09c as well as lower grade intercepts such as 145 feet of 0.033 opt gold in MW11-06c. See our press release dated December 8, 2011 for full results.

In 2012, we continued efforts to model the veins based on the 2011 drill results. No drilling was done in 2012 as the company focused its efforts at the Pan and Gold Rock projects.

To date we have incurred total costs of $10,666,862 relating to the exploration of the Tonopah project.

The Tonopah project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

Other Nevada Properties

Our Thunder Mountain and Pinyon projects are exploration projects that we do not consider to be material properties at this time. We abandoned the Roberts Gold property in fiscal year 2010 and the Burnt Canyon property in fiscal year 2011. These projects are without known reserves, as defined under SEC Industry Guide 7.

Thunder Mountain is a gold and silver rich epithermal vein and disseminated gold system hosted in rhyolite tuffs and flow dome complexes located six miles southeast of the Midway project in Nye County, Nevada. From August 2008 to May 2009, Kinross Gold USA funded the project under an exploration and option to joint venture agreement. Kinross conducted a first pass drill program but did not encounter any significant results and dropped the option. We are evaluating the property to determine if additional targets may exist that have not been tested to date.

Pinyon is a disseminated gold target near the Gold Rock and Pan projects. Exposed mineralization is hosted in similar rock types with similar alteration as seen at Pan and Gold Rock. A portion of the claims were acquired in 2012 as part of an Exploration, Development and Mine Operating Agreement with Aurion Resources. Additional claims were staked in the surrounding area. The Pinyon property is located in White Pine County, Nevada approximately 20 miles southeast of Eureka, Nevada. It is 10 miles north of the Gold Rock project and 6 miles east of the Pan project. Access is by 5 miles of dirt road running south-southeast from US Highway 50, at a point about 17 miles southeast of Eureka, Nevada. Water is available from wells that service the Pan and Gold Rock projects. Power is expected to be available from the Pan or Gold Rock projects. Subsequent to December 31, 2012, Midway paid a lease payment of $41,265 (US$41,884).

Washington Property

The map below shows the location of Midway’s property located in Washington, USA. This property is described in further detail below.

Golden Eagle Project

Golden Eagle is a volcanic hosted, epithermal gold system with disseminated gold in quartz veins and extensive breccia bodies. Previous operators defined a large area of gold mineralization on the property. We have commissioned a preliminary economic assessment to evaluate the economics of different mining options at current higher gold prices. Metallurgical issues related to processing sulfide mineralization and permitting continue to be assessed.

Location and means of access

The Golden Eagle property is located on private land in the Eureka (Republic) mining district in Ferry County, Washington. The property is two miles northwest of the town of Republic, Washington and is accessed by the Knob Hill county road. Power is available at the nearby (< 1 mile) Knob Hill Mine. Water availability has not yet been determined.

Title

On August 1, 2008, we issued 600,000 common shares at US$2.50 per common share for proceeds of US$1,500,000 by way of a private placement to Kinross Gold USA Inc. (“Kinross”) and concurrently purchased a 75% interest in the Golden Eagle project from Kinross at a cost of US$1,500,000 ($1,537,950). We then purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of US$483,333 ($500,200). Kinross retained a 2% net smelter returns royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill. Midway completed the acquisition of the Golden Eagle property through a wholly-owned subsidiary created to hold the property.

In the year ended December 31, 2009, we staked additional claims and purchased two additional blocks of land at a cost of $177,393 to expand its Golden Eagle land property package.

Midway’s land position encompasses a gross area of approximately 339.5 acres containing federal lode mining claims and patented lode mining claim and fee properties.

We have prepared a summary table shown below that identifies the nature of its ownership or interest in the property, describes its interest in the properties, describes the type, names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

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

Mineral Resources

On June 25, 2009, we announced an indicated mineral resource estimate of 31,400,000 tons at a grade of 0.055 opt containing 1,744,000 ounces of gold based on drilling by previous operators. There is an additional inferred mineral resource estimate of 5,100,000 tons at a grade of 0.038 opt containing 192,000 ounces of gold. Both estimates are reported at a cutoff grade of 0.02 opt gold and constrained within a Lerchs-Grossman pit shell using a $750 per ounce gold price and 85% gold recovery. The estimated metal content does not include consideration of any other mining, mineral processing, or metallurgical recoveries. The most likely cut-off grade for this deposit is not known at this time and must be confirmed by the appropriate economic studies. Mineral reserves have not been estimated. For further information on this project, please see the report entitled "Golden Eagle Project, Washington State, USA, Technical Report" dated effective July, 2009, which is available under our profile at www.sedar.com.

Cautionary Note to U.S. Investors – In this Annual Report we use the terms “mineral resource,” “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource,” which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines. US investors in particular are advised to read carefully the definitions of these terms as well as the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

Geology

The Golden Eagle project is a volcanic hosted, epithermal gold system with gold in quartz veins and disseminated in extensive breccia bodies. The host rocks are andesite flows and volcaniclastics of the Eocene age Sanpoil Formation along the western margin of the Republic Graben. Gold occurs primarily in silicified and argillized hydrothermal breccia that is 2,500 feet long and 1,000 feet wide. The gold zone is roughly east-west. It is exposed at the surface at the historic Mountain Lion mine to the west and plunges to the northeast. Locally the breccia is cut by quartz veins carrying higher grades of gold. Gold and silver mineralization is often found in solid solution with sulfide minerals and is considered refractory. Historical underground mining extracted gold and silver rich quartz veins adjacent to and beneath Golden Eagle.

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

In 2008, we acquired the Golden Eagle project and began compiling and reviewing the historic database of 835 drill holes containing 165,775 feet of mostly core drilling. Many of the older shallow holes could not be verified, leaving 126,591 feet in 164 holes that could be verified for use in creating a new gold model. Dr Thom Seal was contracted to review the numerous metallurgical reports and summarize the results for us. Midway geologists mapped the historic pits and sampled pit walls and dumps.

In 2011, we commissioned a preliminary economic assessment to evaluate the economics of different mining options at current higher gold prices. Issues related to processing sulfide mineralization and permitting continue to be assessed.

In 2012, we did not work on the project as we are focusing our efforts on the Pan and Gold Rock projects.

To date we have incurred total costs of $566,875 relating to the exploration of the Golden Eagle project. We have a minimal budget for 2013 relating to the Golden Eagle project.

The Golden Eagle project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

Office Facilities

In anticipation of growth, we signed an extension to our existing lease agreement with an independent third party, on December 18, 2012. Under this agreement we would continue to lease approximately 5,600 square feet of office space, until an anticipated expansion date of June 2013, thereafter we would lease an additional 6,400 square feet, totaling 12,000 square feet. Monthly rent payments under this lease, including parking and operating expenses, will average approximately $16,800 per month for the 2013 fiscal year and $23,000 per month for fiscal years 2014 through 2020 when the lease expires. We believe this space is adequate for our needs for the foreseeable future and that substitute space would be readily available, if needed.

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

Item 4. Mine safety disclosures

We consider health, safety and environmental stewardship to be a core value for the Corporation.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (‘‘MSHA’’) under the Federal Mine Safety and Health Act of 1977 (the ‘‘Mine Act’’). During the fiscal year ended December 31, 2012, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of common shares

Our common shares are listed on the TSX.V and the NYSE MKT under the symbol MDW. The following table sets out the reported high and low sale prices on the TSX.V and on the NYSE MKT for the periods indicated as reported by the exchanges.

On March 5, 2013, the last reported sale price of our common shares on the TSX.V was $1.08 and on the NYSE MKT was US$1.08. As of March 5, 2013, there were 128,451,298 common shares issued and outstanding and we had approximately 79 registered shareholders of record. The following table sets out the market price range of Midway common shares on the TSX.V for the periods indicated.

Period	TSX.V		NYSE MKT
	High	Low	High	Low
	$	$	US$	US$
2011
First Quarter	$2.28	$0.80	$2.39	$0.80
Second Quarter	$2.25	$1.38	$2.37	$1.41
Third Quarter	$2.99	$1.80	$3.03	$1.82
Fourth Quarter	$2.70	$1.87	$2.65	$1.75

2012
First Quarter	$2.23	$1.34	$2.20	$1.37
Second Quarter	$1.53	$1.15	$1.59	$1.16
Third Quarter	$1.74	$1.11	$1.68	$1.10
Fourth Quarter	$1.72	$1.25	$1.76	$1.25

2013
First Quarter (through March 5, 2013)	$1.44	$1.08	$1.48	$1.08

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

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the quarter ended December 31, 2012.

Equity Compensation Plan Information

As of December 31, 2012, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our Stock Option Plan adopted by the Board of Directors on May 6, 2003 as amended on May 12, 2008 (the “Stock Option Plan”). The Stock Option Plan has been approved by our shareholders.

The following summary information is presented for the Stock Option Plan as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	7,817,501	$1.35	2,961,868
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

Purpose

The purpose of the Stock Option Plan is to advance the interests of our Company and its shareholders by enhancing the ability of our Company to attract and retain the best available talent and to encourage the highest level of performance by senior officers, key employees, directors and consultants of our Company and of its subsidiaries through ownership of common shares in our Company.

Persons Eligible

The Stock Option Plan provides for the issuance of stock options to any director, senior officer, employee, company that is wholly-owned by a director, senior officer or, subject to applicable laws and the policies of any exchanges on which the Company’s common shares are listed, a consultant, as the board of directors of our Company may from time to time designate as a participant under the Stock Option Plan (a “Participant”).

Administration

The Stock Option Plan is administered by the Board of Directors which has authority to (a) grant options priced in accordance with the Stock Option Plan; (b) to prescribe the form of certificate evidencing grants of options to participants and any other instruments required under the Stock Option Plan and to change such forms from time to time; (c) subject to the limitations specified in the Stock Option Plan, to adopt, amend and rescind rules and regulations for the administration of the Stock Option Plan; (d) to interpret and administer the Stock Option Plan and to decide all questions and settle all controversies that may arise in connection with the Stock Option Plan; (e) to determine who is eligible to receive options pursuant to the eligibility criteria set forth in the Stock Option Plan; and (f) to make all other determinations necessary or advisable for the administration of the Stock Option Plan. The grant and exercise of any options under the Stock Option Plan is subject to compliance with the applicable requirements of each stock exchange on which the shares are or become listed and of any governmental authority or regulatory body to which our Company is subject.

Shares Available under the Stock Option Plan

Options granted under the Stock Option Plan give the holder thereof the right to buy a specified number of common shares at a fixed price before a specified date in the future. Depending upon the successful financial performance of our Company, such common shares will hopefully provide the holder thereof an opportunity to buy common shares at a price below the prevailing market price.

Each option granted to participants will be subject to individual terms specified by the Board of Directors in the participant’s option agreement.

In order to comply with all applicable federal, provincial or state income tax laws or regulations, our Company may take such action as it deems appropriate to ensure that all applicable federal or state payroll, withholding, income or other taxes, which are the sole and absolute responsibility of a participant, are withheld or collected from such participant.

The Board of Directors amended the Stock Option Plan on May 12, 2008 to add an appendix called the Stock Incentive Plan for United States Resident Employees (the “U.S. Plan”) to supplement and be a part of the Stock Option Plan. The purpose of the U.S. Plan is to enable our Company to grant Incentive Stock Options, as that term is used in Section 422 of the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder to qualifying employees who are citizens or residents of the United States of America. This does not change the aggregate number of options that can be granted pursuant to the Stock Option Plan. The purpose of the Stock Option Plan is to allow our Company to grant options to directors, officers, employees and consultants, as additional compensation, and as an opportunity to participate in the success of our Company. The granting of such options is intended to align the interests of such persons and those of the shareholders. Options will be exercisable over periods of up to 10 years as determined by the Board of Directors of our Company and are required to have an exercise price no less than the market price prevailing on the date the option is granted less an applicable discount, if any, permitted by the policies of the TSX Venture Exchange and approved by the Board of Directors. Market price means the last closing price per share on the TSX Venture Exchange on the trading day immediately precedent the day on which our Company announces the grant of the option or, if the grant is not announced, on the date of grant.

Pursuant to the Stock Option Plan, the Board of Directors may from time to time authorize the issue of options to directors, officers, employees and consultants of our Company and its subsidiaries or employees or companies providing management or consulting services to our Company or its subsidiaries. The principal features of the Stock Option Plan are as follows:

1.	The maximum number of common shares to be issued pursuant to the Stock Option Plan shall not exceed 10% of the issued and outstanding shares of our Company at the time of the stock option grant.

2.	Subject to adjustment as provided in the U.S. Plan appended to and forming part of the Stock Option Plan, the aggregate number of common shares that may be issued under the U.S. Plan shall be 3,000,000; provided, however, that the aggregate number of common shares authorized under the U.S. Plan for use in granting Incentive Stock Options shall, at all times, be a part of and subject to the limitations set forth in the Stock Option Plan, and shall be adjusted proportionately to reflect any adjustments to the number of shares authorized under the Stock Option Plan.

3.	The maximum number of shares under option to the benefit of one person under the Stock Option Plan may not exceed 5%, on an annual basis, of the total of the issued and outstanding shares of our Company (on an undiluted basis) at the time of grant (in the case of a consultant, the annual maximum is 2%).

4.	If the holder of the option is engaged in investor relation activities for our Company, the total number of shares under option may not exceed 2% of the total of the issued and outstanding share capital of our Company (on an undiluted basis) at the time of grant.

5.	The options granted will have a maximum term of ten years from the date of grant. The option is non-assignable and non-transferable.

6.	If an optionee ceases to be employed by our Company (other than as a result of termination with cause) or ceases to act as director or officer of our Company, any option held by such optionee may be exercised within 90 days after the date that such optionee ceases to be employed by our Company or ceases to act as director or officer of our Company, as the case may be, or within 30 days if the optionee is engaged in investor relation activities and ceases to be employed to provide investor relation activities.

7.	In the event of death of an optionee, the optionee's heirs or administrators may exercise any portion of that outstanding option up to a period of one year from the date of the optionee's death for the termination date of the option, whichever is earlier.

8.	Any common shares subject to an option which for any reason are cancelled or terminated without having been exercised shall again be available for grant under the Stock Option Plan.

In the event of a stock split, consolidation or reclassification or other change in our Company’s capital, other than an issue of common shares or by way of stock dividend, the number and exercise price of options will be adjusted by the Board of Directors to preserve the rights of the participants substantially proportionate to those existing prior to such event.

Shares issuable upon exercise of stock options have been registered under the U.S. Securities Act of 1933, as amended, pursuant to our Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 11, 2012.

Terms and Conditions of Stock Options

Option Agreement. All options shall be granted under the Stock Option Plan by means of an option agreement between our Company and each participant in the form as may be approved by the Board, such approval to be conclusively evidenced by the execution of the option agreement by any one director or officer of our Company.

Vesting and Term.  Historically, options granted to independent directors vested immediately.  Options granted to employees and consultants vested as to one-third on the date of grant, one-third on the first anniversary date and the final one-third on the second anniversary date and options granted to Investor Relations consultants vested in stages over 12 months with no more than ¼ of the options vesting in any three (3) month period. Effective 2013, options granted to independent directors, employees and consultants vest as to one-third on the date of grant, one-third on the first anniversary date and the final one-third on the second anniversary date. Pursuant to the Stock Option Plan, the term of any option granted shall not exceed ten (10) years.

Exercise Price. The exercise price to each participant for each common share shall be as determined by the Board of Directors, but shall in no event be less than (a) the last closing price of the shares on the TSX Venture Exchange on the last business day before the date on which the option is granted or, if no common shares are traded on such day, then the minimum exercise price shall be the last closing price prior thereto less (b) a discount, which shall not exceed the amount set forth below, subject to a minimum price of Cdn$0.10:

Closing Price	Discount
up to Cdn $0.50	25%
$0.51 to $2.00	20%
Above $2.00	15%

Non-Assignable. Options granted under the Stock Option Plan shall not be transferable or assignable by a participant other than by will or pursuant to the laws of succession.

Third Party Transactions. In the event of a consolidation or merger in which our Company is not the surviving company, or in the event its outstanding common shares are converted into securities of another entity or exchanged for other consideration, or in the event of an offer for common shares being made by a third party that constitutes a take-over bid as that term is defined in the Securities Act (British Columbia) or would constitute a take-over bid as that term is defined in the Securities Act (British Columbia) but for the fact that the offeree is not in British Columbia, all outstanding options will immediately vest and all options granted to the participant under the Stock Option Plan and held by the participant will continue to be exercisable after our Company has sent notice to each of the participants to exercise the options only for a period of 30 days from the date of such notice or until the expiration of the option, if earlier. After such time, the options will terminate; provided, however, that if such transaction does not close, all such options will be deemed not to have vested nor expired.

Exercise of Stock Options

Any exercise of an option must be in writing, signed by the participant and delivered or mailed to our Company with payment in full by cash or certified check, payable to our Company, for the number of common shares for which the option is exercised.

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

Common shares shall not be issued with respect to an option unless the exercise of such option and the issuance and delivery of such common shares shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, and any applicable United States federal or state laws, Canadian laws, and such rules and regulations thereunder as our Company or the Board of Directors deems applicable. The inability of our Company to obtain from any regulatory body the authority deemed by our Company to be necessary for the lawful issuance and sale of any common shares under the Stock Option Plan, or the unavailability of an exemption from registration for the issuance and sale of any common shares under the Stock Option Plan, shall relieve our Company from any liability with respect to the non-issuance or sale of such common shares and any purchase price paid to our Company will be returned to the participant.

Termination, Retirement, Resignation or Death of Participant

If any participant ceases to be eligible for a grant of options under the Stock Option Plan for any reason (a “Termination”), except the death of a participant or by reason of retirement pursuant to an established retirement policy of the Board of Directors or dismissal from employment or service for cause, all options granted to the participant under the Stock Option Plan and then held by the participant will, to the extent such options were vested and exercisable immediately prior to Termination, continue to be exercisable by the Participant for a period of 90 days following Termination or until the expiration date of the option if earlier.

If Termination is by reason of retirement pursuant to an established retirement policy of the Board of Directors, all options held by the retiring participant will become vested and exercisable, to the extent not already vested and exercisable immediately prior to retirement, and they continue to be exercisable until their original expiration date.

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

Amendment of the Plan

The Board reserves the right, in its absolute discretion, to amend, modify or terminate the Stock Option Plan at any time. The Stock Option Plan and any amendments thereto, are subject to the prior approval of the TSX Venture Exchange, the NYSE MKT and any other stock exchange or regulatory body having jurisdiction over the securities of our Company and ratification by the shareholders of our Company at each annual general meeting of our Company.

Stock Performance Graph

The performance graph below shows Midway Gold Corp.’s cumulative total return based on an initial investment of $100 in Midway common shares, as compared with the S&P/TSX Composite Index and the S&P/TSX Global Gold Index. The chart shows performance marks as of the last trading day during each of the last five years. This performance chart assumes: (1) $100 was invested on December 31, 2007 in Midway common shares, the S&P/TSX Composite Index and the S&P/TSX Global Gold Index; and (2) all dividends are reinvested.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Midway Gold, other than Canadian withholding tax. See ‘‘Taxation’’ below.

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

Item 6. Selected Financial Data

The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. This information was derived from our audited financial statements for each period.  Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Data
Loss from operations	$14,734,063	$18,615,682	$6,432,914	$3,924,175	$15,982,804
Other income (expense)	(1,382,963)	485,725	(305,058)	798,836	(1,959,590)
Net loss	15,274,622	15,527,179	5,826,972	2,642,176	16,165,394
Net loss attributable to common shareholders	15,706,856	15,527,179	5,826,972	2,642,176	16,165,394
Basic & diluted loss per share	$0.13	$0.15	$0.07	$0.04	$0.31
Weighted average shares	121,056,319	106,992,452	85,133,343	73,050,522	52,791,751

Balance Sheet Data
Cash and cash equivalents	$75,052,836	$10,191,069	$6,062,816	$1,740,322	$2,416,438
Total current assets	75,234,858	10,688,543	6,289,507	1,875,145	2,533,466
Property and equipment, net	8,005,959	1,638,280	197,224	86,985	218,325
Land and mineral rights	49,922,926	49,563,134	49,571,061	49,251,838	46,971,127
Total assets	134,030,603	62,571,952	56,398,566	51,493,094	50,587,304

Current liabilities	1,710,674	1,188,041	711,091	403,018	1,376,930
Long-term obligations	31,669,028	4,103,278	8,514,114	8,331,605	8,093,661
Redeemable Preferred Stock	44,261,122	-	-	-	-
Shareholders’ equity	56,389,779	57,280,633	47,173,361	42,758,471	41,116,713

See the consolidated financial statements attached hereto under Item 8 for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. See “Cautionary Note Regarding Forward-Looking Statements” above.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements for the three years ended December 31, 2012, and related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

Company Overview

We are a development stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. Our mineral properties are located in Nevada and Washington. Our Pan gold project is in the development stage. The Tonopah, Spring Valley, Gold Rock and Golden Eagle gold properties are exploratory stage projects with identified gold mineralization. The Thunder Mountain and Pinyon projects are earlier stage gold and silver exploration projects.

We are currently working towards transitioning from a development stage company to a gold production company with plans to advance the Pan gold property located in White Pine County, Nevada through to production by the second half of 2014.

Pan Gold Project

During 2012, the Company completed and initiated several development activities which are key to the further progress of the permitting and eventual development of the mine. These activities include; continuation of the permitting process, engineering of various mine related infrastructure, and completion of 8,170 feet of reverse circulation drilling in 14 holes and 2,156 feet of core drilling in 7 holes. The permitting process is on schedule and well positioned for construction to begin during 2013 and production in 2014. To date, the Company has spent $5.8 million relating to the development of the Pan gold project and anticipate spending an additional $1.95 million in 2013 on additional permitting activities, with further development costs possible, dependent on the status of our permits.

Gold Rock Project

During 2012, the drilling program continued as the Company completed 38,950 feet of reverse circulation drilling and 5,361 feet of core drilling. Permit approval has been received for an expanded drill plan that will allow both in-fill and step-out drilling in 2013. To date, the Company has spent $6.3 million relating to the exploration of the Gold Rock project and we anticipate spending an additional $3.1 million for the 2013 exploration program.

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

Barrick reported funding exploration in 2012 on the Spring Valley project to meet its minimum level of US$7,000,000 by drilling 38,845 feet in 33 reverse circulation holes and 21,573 feet in 21 core holes. Barrick has informed the Company that it has a 2013 exploration budget of US$8.0 million and a development budget of US$3.1 million, which is in excess of the amount needed to maintain the EDM Agreement.

Other Exploration Projects

The Company maintained its interests in the Thunder Mountain project and is evaluating the property to determine if additional targets may exist that have not been tested to date.

The Company maintained its interests in the Tonopah project and continued efforts to model the veins based upon the 2011 drilling results.

The Company maintained its interests in the Golden Eagle project.

The Company entered into an Exploration, Development and Mine Operating Agreement during 2012 with Aurion Resources LTD to acquire claims in the Pinyon property, which is located in White Pine County, Nevada.

Results of operations for the year ended December 31, 2012 compared to December 31, 2011.

The following table summarizes our results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011:

	Year Ended
	December 31, 2012	December 31, 2011	Change

Expenses
Consulting	$373,763	$369,764	$3,999
Depreciation	400,131	169,694	230,437
Interest and bank charges	2,698	20,451	(17,753)
Investor relations	120,162	143,821	(23,659)
Legal, audit and accounting	1,334,019	771,680	562,339
Management fees	8	(5,818)	5,826
Mineral exploration expenditures (see schedule)	7,182,579	11,019,712	(3,837,133)
Mineral property interests written-off	-	251,903	(251,903)
Office and administration	790,044	485,707	304,337
Salaries and benefits	4,017,167	4,911,488	(894,321)
Transfer agent and filing fees	183,616	246,010	(62,394)
Travel	329,876	231,270	98,606
Operating loss	14,734,063	18,615,682	(3,881,619)

Other income (expense)	(1,382,963)	485,725	(1,868,688)
Income tax recovery	842,404	2,602,778	(1,760,374)

Net loss	$15,274,622	$15,527,179	$(252,557)

Significant differences in costs between the years are as follows:

Net loss for the years ended December 31, 2012 and 2011 were $15,274,622 and $15,527,179, respectively.

Depreciation expense during the year ended December 31, 2012 was $400,131 compared to $169,694 during the comparable period of 2011, an increase of $230,437. This was primarily due to a 40% increase in depreciable assets from the comparable period of 2011.

Legal, audit and accounting fees totaled $1,334,019 for the year ended December 31, 2012, an increase of $562,339 or 73% for the period. The Company incurred increased legal and auditing fees during 2012 due to the S-3 share registration statement filing in October 2012. The Company also utilized consultants on a more regular basis in 2012 within the accounting function to meet the demands of the financing arrangements entered into by the Company and related SEC filing requirements. The Company also implemented new accounting software during the year ended December 31, 2012, which has led to consulting fees related to the integration of the software throughout the Company.

Mineral exploration expenditures for the year ended December 31, 2012 and 2011 were $7,182,579 and $11,019,712, respectively. Included in mineral exploration expenditures are non-cash stock based compensation of $175,498 and $312,794 for the year ended December 31, 2012 and 2011, respectively. The details of the exploration expenses in each year may be found in the schedule of mineral exploration, of the audited consolidated annual financial statements, but are summarized here:

	Fiscal Year
	2012	2011	Change

Tonopah project	$232,880	$1,768,215	$(1,535,335)
Spring Valley project	141,909	285,631	(143,722)
Pan gold project	1,415,189	6,730,346	(5,315,157)
Thunder Mountain project	501,417	7,227	494,190
Gold Rock project	3,815,606	1,716,882	2,098,724
Golden Eagle project	85,901	231,541	(145,640)
Property investigations and abandoned properties	989,677	279,870	709,807
Total	$7,182,579	$11,019,712	$(3,837,133)

Exploration levels are determined by the success of previous exploration programs on each project and in part by available cash to fund additional programs. As discussed earlier, Barrick has been funding the Spring Valley project since the beginning of 2009 and the expenses reported by the Company are related to activities not funded by Barrick.

Beginning on January 1, 2012, we began to capitalize permitting, engineering and other development activities as part of our plans to advance the Pan gold project to production. For the twelve months ended December 31, 2012 we capitalized $6,057,111 as compared to nil for the comparable period in 2011.

Mineral property interests written-off for the year ended December 31, 2012 were nil compared to $251,903 during the comparative prior year ended December 31, 2011, which were related to the Burnt Canyon project.

Office and administration expenses for the year ended December 31, 2012 were $790,044 compared to $485,707 during the comparable period of 2011, an increase of $304,337 or 63%. This increase is primarily a result of additional overhead costs (eg: the increase in office facilities) related to our increase in employees, as discussed further below.

Salaries and benefits for the year ended December 31, 2012 were $4,017,167 inclusive of $1,593,139 of non-cash stock based compensation, compared to $4,911,488 and $3,096,787 respectively, during the comparable period of 2011, a decrease of $894,321. We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants. We use the Black-Scholes model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value. We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options. The increase in the cash component of salaries and benefits is attributable to a 10 employee increase within the Company from 26 as of December 31, 2011 to 36 as of December 31, 2012.

Other income (expenses) for the year ended December 31, 2012 was an expense of $1,382,963 compared to an income of $485,725 during the comparable period of 2011, a net change of $1,868,688. During the year ended December 31, 2012, we incurred costs in evaluating certain specific financing options that management had considered, recorded a foreign exchange gain of $504,075 and recorded a net loss on the change in the fair value of derivative liabilities of $1,414,242, which accounted for a net change of $1,338,991 from the prior period in 2011. In addition, during the year ended December 31, 2011 we recorded a gain of $491,386 on the sale of property and equipment related to Seymork Investments Limited.

Effective January 1, 2012, we changed the functional currency for our U.S. operations to the United States dollar and retained the Canadian dollar as our reporting currency. The Canadian operations retained the Canadian dollar as our functional currency.

Our financial statements are translated from our U.S. functional currency, the United States dollar, to the reporting currency, the Canadian dollar, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The foreign exchange rate of US$1 to CAD as of December 31, 2012 was 0.9949, the foreign exchange rate as of March 5, 2013 was 1.0290, which would not have a material impact on our financial statements.

US GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value for each reporting period with changes in the liability being recorded through earnings. The share purchase warrants included in the public offering of units that closed in July 2012, had an exercise price of US$1.85. The Company recorded a fair value of $2,616,006 to warrant liability on July 6, 2012, calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 18 months; volatility of 76%; no dividend yield; and a risk free interest rate of 0.29% and an exchange rate of 1.0186. On December 31, 2012, the fair value of the warrant liability was adjusted to $1,166,381, calculated using the following assumptions: expected life of 12.02 months; volatility of 59%; no dividend yield; a risk free interest rate of 0.18% and an exchange rate of 0.9949.

Due to the mandatory and voluntary conversion features, we recorded a derivative liability to account for the conversion features of the Series A Preferred Shares. An independent third party valuation company was engaged by us to perform a valuation of the associated liability based upon the terms of the agreement. The valuation report noted that the fair value of the embedded derivative liability as of the issuance of the shares on December 13, 2012 was $24,695,846, calculated using a volatility of 51.0%, a credit spread of 20.0%, common stock closing price of US$1.29, risk-free rate of 0.826% and an exchange rate of 0.9848. We recorded share issue costs associated with the Series A Preferred Shares of $640,844, $229,578 of which were allocated proportionately to the derivative liability. Pursuant to derivative accounting guidance under ASC 815, the derivative liability is to be re-measured at each reporting period with changes in the liability being recorded through earnings. The valuation report noted that the fair value of the embedded derivative liability as of December 31, 2012 was $27,330,134, calculated using a volatility of 50.8%, a credit spread of 20.0%, common stock closing price of US$1.39, risk-free rate of 0.837% and an exchange rate of 0.9949. The expense of $2,863,866 has been reported in Other Income within the twelve months ended December 31, 2012 Consolidated Statement of Operations.

Income tax recovery for the year ended December 31, 2012 decreased by $1,760,374, or 68%, from the same period of 2011. The decrease is primarily related to the change in the US dollar denominated future income tax liability recorded upon the acquisition of Pan-Nevada, Tonopah and Spring Valley projects. As of December 31, 2012 we had a deferred tax asset of $16,390,903 which is not considered to be realizable and therefore management has assessed a valuation allowance of $16,390,903.

Results of operations for the year ended December 31, 2011 compared to December 31, 2010.

The following table summarizes our results of operations for the fiscal years ended December 31, 2011 and December 31, 2010:

	Fiscal Year
	2011	2010	Change

Expenses
Consulting	$369,764	$128,676	$241,088
Depreciation	169,694	79,302	90,392
Interest and bank charges	20,451	5,670	14,781
Investor relations	143,821	138,257	5,564
Legal, audit and accounting	771,680	268,087	503,593
Management fees	(5,818)	(19,141)	13,323
Mineral exploration expenditures (see schedule)	11,019,712	3,578,717	7,440,995
Mineral property interests written-off	251,903	119,980	131,923
Mineral property interests recovered	-	(60,120)	60,120
Office and administration	485,707	209,767	275,940
Salaries and benefits	4,911,488	1,668,094	3,243,394
Transfer agent and filing fees	246,010	114,536	131,474
Travel	231,270	201,089	30,181
Operating loss	18,615,682	6,432,914	12,182,768

Other income (expense)	485,725	(305,058)	790,783
Income tax recovery	2,602,778	911,000	1,691,778

Net loss	$15,527,179	$5,826,972	$9,700,207

Significant differences in costs between the years are as follows:

Net loss for the years ended December 31, 2011 and 2010, were $15,527,179 and $5,826,972; respectively.

Consulting expense for the year ended December 31, 2011 was $369,764 compared to $128,676 for the year ended December 31, 2010, an increase of $241,088. The increase was primarily related to non-cash stock based compensation of $217,100 recorded in 2011, nil was recorded in 2010. Included in consulting expense was $34,500 and $96,750 paid to Golden Oak Corporate Services, a company wholly owned by Doris Meyer, the Company’s former Chief Financial Officer and Corporate secretary for financial reporting and corporate compliance services, for the years ended 2011 and 2010, respectively.

Legal, audit and accounting fees totaled $771,680 for the year ended December 31, 2011, compared to $268,087 for the year ended December 31, 2010, an increase of $503,593. The increase primarily related to an entity restructuring analysis for tax planning purposes and a full internal control re-evaluation, implementation and testing as required under the Sarbanes-Oxley Act.

Mineral exploration expenditures for the year ended December 31, 2011 and 2010 were $11,019,712 and $3,578,717, respectively. Included in mineral exploration expenditures are non-cash stock based compensation of $312,794 and $48,775 for the year ended December 31, 2011 and 2010, respectively. The details of the exploration expenses in each year may be found in the schedule of mineral exploration, of the audited consolidated annual financial statements, but are summarized here:

	Fiscal Year
	2011	2010	Change

Tonopah project	$1,768,215	$187,874	$1,580,341
Spring Valley project	285,631	106,253	179,378
Pan project	6,730,346	3,046,300	3,684,046
Burnt Canyon project	269,174	14,480	254,694
Thunder Mountain project	7,227	2,657	4,570
Gold Rock project	1,716,882	173,765	1,543,117
Golden Eagle project	231,541	44,312	187,229
Property investigations and abandoned properties	10,696	3,076	7,620
Total	$11,019,712	$3,578,717	$7,440,995

Mineral property interests written-off for the year ended December 31, 2011 were $251,903 related to the Burnt Canyon project compared to $119,980 during comparative prior year ended December 31, 2010, which were related to the Roberts Gold project.

Office and administration expenses for the year ended December 31, 2011 were $485,707 compared to $209,767 during the comparable period of 2010, an increase of $275,940. The increase was primarily a result of additional overhead costs related to our increase in employees, as discussed further below.

Director’s fees, salaries and benefits during the year ended December 31, 2011 were $4,911,488 inclusive of $3,096,787 of non-cash stock based compensation, compared to $1,668,094 and $789,826 respectively, during the comparable period of 2010, an increase of $3,243,394. We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants. We use the Black-Scholes model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value. We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options.

Income tax recovery for year ended December 31, 2011 increased $1,691,778 from the same period of 2010. The increase is primarily related to the change in the US dollar denominated future income tax liability that was recorded upon the acquisition of the Pan-Nevada and the Tonopah and Spring Valley projects.

As stated above, US GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value for each reporting period. The share purchase warrants included in the public offering of units that closed in November 22, 2010, had an exercise price of US$0.90. At November 22, 2010, the fair value of the warrants and the resulting warrant liability was $918,870 and at December 31, 2010 the fair value of the warrants and the warrant liability was $1,562,544 with the difference of $643,674 recorded as a loss on warrant liability in 2010. Midway subsequently accelerated the expiry date of these warrants and by March 14, 2011, 2,650,000 of the US $0.90 share purchase warrants had been exercised and 680,000 warrants expired unexercised. As a Result, the warrant liability was extinguished in the first quarter of 2011.

Financial Condition and Liquidity

As of December 31, 2012, we had working capital of $73,524,184, consisting of current assets of $75,234,858 and current liabilities of $1,710,674. This represents an increase of $64,023,682 from the working capital balance of $9,500,502 as of December 31, 2011 and reflects the proceeds of the recently completed Series A Preferred Share offering in December 2012 and common share offering in July 2012. Our current assets consist primarily of cash, some of which is deposited in short term, interest bearing accounts. Consistent with our plans, we continued to consume working capital to fund our exploration activities and other operating expenses.

We have never received revenue from gold or other mineral sales. Any revenue generated from the sale of gold or silver will be used to pay for operating costs first and then to supplement our existing cash for construction, additional exploration and other working capital needs. The consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. In addition to the cash balance held as of December 31, 2012, Midway plans to undertake financing in 2013 to fund exploration activities and operations through the next twelve months. The Company’s ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully raise additional financing for the substantial capital expenditures required to achieve planned principal operations. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

We have historically primarily relied on equity financings to fund our operations. From inception through December 31, 2012, we received $103,849,381 in cash, services, stock options, and other consideration through the issuance of our common shares. As of December 31, 2012, we did not have any outstanding debt. Management will be reviewing cash expenditures on an ongoing basis, and may be seeking to obtain additional financing. There can be no assurance that management will succeed in obtaining additional financing, now or in the future. The current market conditions could make it difficult or impossible for management to raise necessary funds to meet the Company's capital requirements. Failure to raise additional financing on a timely basis could cause the Company to suspend its operations and eventually to forfeit or sell its interest in its properties. In the past, management has been successful at raising funds to continue work on its mining properties. However, there is no certainty that management will be able to raise additional funding on reasonable terms if at all, in which case the property may be joint ventured, sold or abandoned.

Our financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

In July 2012, we closed a public offering and issued 12,261,562 units at US$1.28 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one common share of the Company at a price of US$1.85 per share for a period of 18 months following the closing of the public offering, subject to acceleration provisions. The gross proceeds of the financing of US$15,694,799 were allocated first to the fair value of the warrants at US$2,616,006 with the residual amount of US$13,725,687 to common shares. We incurred $1,434,620 in issue costs and paid $244,244 to the agent as commission for this public offering.

On December 5, 2012, the Alberta, British Columbia and Ontario Securities Commissions issued a final receipt for our Short Form Prospectus, which along with our S-3 Shelf Registration Statement under the Securities Act of 1933, as amended, declared effective on November 14, 2012 (jointly the “2012 Prospectus”), allows the Company to offer and sell, from time to time up to US$90,000,000 of our common shares, without par value, with or without warrants to purchase common shares, or any combination thereof in one or more transactions under the 2012 Prospectus.

In December 2012, we issued 37,837,838 Series A Preferred Shares at US$1.85 per share for gross proceeds of $68,935,970 (US$70,000,000) by way of a private placement. We incurred $640,844 in share issuance costs, of which we proportionately allocated $229,578 to the embedded derivative liability, the remaining share issuance costs of $411,266 were proportionately allocated to Redeemable preferred stock. There is also an eight percent (8%) annual dividend, compounding monthly, payable quarterly at our option in cash or our common shares on the Series A Preferred Shares.

As of March 5, 2013, there are 7,792,501 stock options outstanding at prices ranging from $0.56 to $2.34 and 6,130,781 share purchase warrants at $1.85. While it is probable that some of these options and share purchase warrants will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

Net cash used in operating activities was $11,650,261 during the year ended December 31, 2012, compared to $14,045,550 during 2011, a decrease of $2,395,289.  The decrease of cash used in operating activities in 2012 is primarily attributable to a decrease in the Mineral Exploration Expenditures of $3,837,133 due to the Pan gold project becoming a development stage project and the majority of the costs incurred being capitalized to mine development as of January 1, 2012. In addition, Salaries and Benefits decreased by $894,321 primarily due to a $1,738,126 reduction in stock based compensation recorded within Salaries and Benefits from the comparable period in 2011, offset by an increase in the cash component of salaries and benefits attributable to a 10 employee increase from 26 as of December 31, 2011 to 36 as of December 31, 2012.

Net cash used in investing activities for the year ended December 31, 2012 was $7,921,806, compared to $1,665,648 for the year ended December 31, 2011. As noted above, the Pan gold project is a developmental stage project and the majority of costs incurred were capitalized to mine development as of January 1, 2012, the increase of $6,057,111 from the year ended December 31, 2011 is almost entirely attributable to the $5,839,883 of costs capitalized to the Pan gold project during 2012. Further, although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities.  During 2011, we invested in a residential building, residential land parcels and vehicles.

Net cash provided by financing activities for the year ended December 31, 2012 was $84,323,143, consisting of net proceeds from the sales of our common shares and the closing of our Series A Preferred Shares offering in December 2012. During 2011, all of the cash from financing activities related to the sale of our common shares.

The balance of cash and equivalents increased to $75,052,836 as of December 31, 2012 from $10,191,069 as of December 31, 2011, a net increase in cash of $64,861,767.

Off-balance sheet arrangements

There are no off balance sheet arrangements.

Contractual Obligations

We have obligations under operating leases for our corporate offices in Englewood, Colorado and in Ely, Nevada and office equipment until 2020. Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included.

In addition, we have cancellable purchase obligations related to consulting service agreements until 2016.

	Fiscal Year
	Current Year	One – Three Years	Three – Five Years	Thereafter	Total
Operating Lease obligations	$241,519	$571,944	$548,564	$674,277	$2,036,304
Purchase obligations	76,846	4,179	995	-	82,020
Total	$318,365	$576,123	$549,559	$674,277	$2,118,324

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

Midway has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As of December 31, 2012, we have accrued $6,656 (US$6,690) related to reclamation and other closure requirements at our properties, compared to $7,805 (US$7,676) at December 31, 2011. These liabilities are covered by a combination of surety bonds and restricted cash totaling $853,110 (US$857,483) at December 31, 2012 (2011 - $603,062 (US$592,981)). We have accrued as a current liability what management believes is the present value of our best estimate of the liabilities as of December 31, 2012; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

If a project commences commercial production and the project is determined to contain proven and probable reserves, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces. Depreciation of related capitalized equipment is computed on a straight-line basis over the estimated economic life.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment.  If impairment indicators exist, we perform additional analysis to quantify the amount by which capitalized costs exceed recoverable value.  The periodic evaluation of capitalized costs is based upon expected future cash flows, including estimated salvage values.  As of December 31, 2012, some of our mineral resources do not meet the definition of proven or probable reserves or value beyond proven and probable reserves and any potential revenue has been excluded from the cash flow assumptions.  Accordingly, for these properties, recoverability of capitalized cost is based primarily on estimated salvage values, or alternative future uses.

Property and Equipment

All items of property and equipment are carried at cost not in excess of their estimated net realizable value.  Normal maintenance and repairs are charged to earnings while expenditures for major maintenance and betterments are capitalized.  Gains or losses on disposition are recognized in operations.

Stock Based Compensation

We record compensation expense for the fair value of stock options that are granted.  Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of stock options at their grant date is estimated by using the Black-Scholes option pricing model.

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

Fair Value

Determining the fair value of assets and liabilities involves the use of judgment, as some assets and liabilities do not have fair values that are readily determinable. Different techniques may be used to determine fair values, including market prices (where available), appraisals, comparisons to transactions for similar assets and liabilities, and present value of estimated future cash flows, among others. Since these estimates involve the use of significant judgment, they can change as new information becomes available.

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

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on our financial position or results of operations.

Recently Issued Accounting Standards Updates

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. The value of our properties is related to the price of gold, and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold and silver projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Midway Gold Corp., and Reports of Independent Registered Public Accounting Firm are filed as part of this Item 8 and are included in this Annual Report filed on Form 10-K.

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, and for the period from Inception (May 14, 1996) to December 31, 2012	F-6
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and for the period from Inception (May 14, 1996) to December 31, 2012	F-8
Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the period from Inception (May 14, 1996) to December 31, 2012	F-9
Schedule of Mineral Exploration Expenditures for the Years Ended December 31, 2012, 2011 and 2010, and for the period from Inception (May 14, 1996) to December 31, 2012	F-12
Notes to the Consolidated Financial Statements	F-15

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

Item 9A.	Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal controls over financial reporting can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K on Page F-3 and F-4 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the Company’s fourth fiscal quarter ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”) to be filed within 120 days after the end of our fiscal year ended December 31, 2012.

We have a code of ethics that applies to all of our employees, officers and directors. The code of ethics is available on our website at www.midwaygold.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information contained in our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information contained in our 2013 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The consolidated financial statements are listed on the “Index to Financial Statements” on Page 66 of this report.

(2)	Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).

(3)	Reference is made to the Exhibit Index that follows the signature pages on this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWAY GOLD CORP.

March 12, 2013	By:	/s/ Kenneth A. Brunk
Kenneth A. Brunk
Chairman, Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Brunk	Chairman, Chief Executive Officer, President and	March 12, 2013
Kenneth A. Brunk	Director (Principal Executive Officer)

/s/ Fritz K. Schaudies	Chief Financial Officer (Principal Financial and	March 12, 2013
Fritz K. Schaudies	Accounting Officer)

/s/ Martin Hale	Director	March 12, 2013
Martin Hale

/s/ Roger Newell	Director	March 12, 2013
Roger Newell

/s/ John Sheridan	Director	March 12, 2013
John Sheridan

/s/ Daniel E. Wolfus	Director	March 12, 2013
Daniel E. Wolfus

/s/ Frank Yu	Director	March 12, 2013
Frank Yu

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, and for the period from Inception (May 14, 1996) to December 31, 2012	F-6
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and for the period from Inception (May 14, 1996) to December 31, 2012	F-8
Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the period from Inception (May 14, 1996) to December 31, 2012	F-9
Schedule of Mineral Exploration Expenditures for the Years Ended December 31, 2012, 2011 and 2010, and for the period from Inception (May 14, 1996) to December 31, 2012	F-12
Notes to the Consolidated Financial Statements	F-15

MIDWAY GOLD CORP.

Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2012, 2011 and 2010

F - 1

KPMG LLP	Telephone	(604) 691-3000
Chartered Accountants	Fax	(604) 691-3031
PO Box 10426 777 Dunsmuir Street	Internet	www.kpmg.ca
Vancouver BC V7Y 1K3
Canada

report of independent registered public accounting firm

To the Board of Directors and Stockholders of

Midway Gold Corp.

We have audited the accompanying consolidated balance sheets of Midway Gold Corp. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, cash flows and changes in shareholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of Midway Gold Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Gold Corp. as of December 31, 2012 and 2011, and its consolidated results of operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Midway Gold Corp’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion on the effectiveness of Midway Gold Corp.’s internal control over financial reporting.

Chartered Accountants

Vancouver, Canada

March 12, 2013

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

F - 2

KPMG LLP	Telephone	(604) 691-3000
Chartered Accountants	Fax	(604) 691-3031
PO Box 10426 777 Dunsmuir Street	Internet	www.kpmg.ca
Vancouver BC V7Y 1K3
Canada

report of independent registered public accounting firm

To the Board of Directors and Stockholders of
Midway Gold Corp.

We have audited Midway Gold Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Midway Gold Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Midway Gold Corp.’s internal control over financial reporting based on our audit.

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

F - 3

In our opinion, Midway Gold Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midway Gold Corp. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, cash flows and changes in shareholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

Chartered Accountants

Vancouver, Canada

March 12, 2013

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

F - 4

MIDWAY GOLD CORP.

CONSOLIDATED BALANCE SHEET

(Expressed in Canadian dollars, except shares)

	December 31, 2012	December 31, 2011

Assets

Current assets:
Cash and cash equivalents	$75,052,836	$10,191,069
Amounts receivable (note 6(b))	39,379	31,866
Prepaid expenses and other current assets	142,643	465,608
	75,234,858	10,688,543

Investments (notes 3 and 4)	13,750	78,933
Reclamation deposits (note 7)	853,110	603,062
Property, equipment and mine development (note 5)	8,005,959	1,638,280
Mineral properties (note 6)	49,922,926	49,563,134

	$134,030,603	$62,571,952

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities (note 12)	$1,710,674	$1,188,041

Derivative liabilities (notes 3, 8 and 9)	28,496,516	-
Future income tax liability (note 14)	3,172,512	4,103,278
	33,379,702	5,291,319

Redeemable preferred stock (note 9)
Series A preferred shares - unlimited, no par value; Issued and outstanding – 37,837,838 (2011 – nil); redemption price - US$1.85	44,261,122	-

Stockholders’ equity (note 8):
Common stock authorized – unlimited, no par value
Issued – 128,451,298 (2011 – 113,849,475)	138,304,344	123,925,404
Additional paid in capital	11,418,155	10,950,108
Accumulated other comprehensive income	(436,344)	26,875
Deficit accumulated during exploration and development stage	(92,896,376)	(77,621,754)
	56,389,779	57,280,633

	$134,030,603	$62,571,952

Commitments (note 10)

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(Expressed in Canadian dollars, excepts share and per share amounts)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Cumulative period from inception (May 14,1996) to December 31, 2012
				(unaudited)
Expenses
Consulting (note 11)	$373,763	$369,764	$128,676	$1,496,392
Depreciation (note 5)	400,131	169,694	79,302	1,258,411
Gain on sale of subsidiary	-	-	-	(2,806,312)
Interest and bank charges	2,698	20,451	5,670	914,902
Investor relations	120,162	143,821	138,257	1,499,990
Legal, audit and accounting	1,334,019	771,680	268,087	4,718,141
Management fees	8	(5,818)	(19,141)	210,778
Mineral exploration expenditures (see schedule)	7,182,579	11,019,712	3,578,717	65,683,230
Mineral property interests written-off	-	251,903	119,980	4,643,637
Mineral property interests recovered	-	-	(60,120)	(60,120)
Office and administration	790,044	485,707	209,767	2,788,258
Salaries and benefits	4,017,167	4,911,488	1,668,094	18,242,718
Transfer agent and filing fees	183,616	246,010	114,536	1,028,938
Travel	329,876	231,270	201,089	1,540,881
Operating loss	14,734,063	18,615,682	6,432,914	101,159,844

Other income (expenses):
Foreign exchange gain (loss)	504,075	542,538	320,623	2,032,606
Gain (loss) on change in fair value of derivative liabilities (notes 3, 8 and 9)	(1,414,242)	(592,026)	(643,674)	(2,649,942)
Interest and investment income	32,103	36,319	10,453	921,747
Gain (loss) on disposal of property and equipment	-	532,052	38	526,149
Gain (loss) on sale of investments	-	-	-	44,077
Investment write down	-	-	-	(130,000)
Unrealized gain (loss) on investments (note 4)	(8,933)	(15,504)	7,442	(609,220)
Other income (expense)	(495,966)	(17,654)	60	(426,339)
	(1,382,963)	485,725	(305,058)	(290,922)

Net loss before income tax	16,117,026	18,129,957	6,737,972	101,450,766
Income tax recovery (note 14)	842,404	2,602,778	911,000	8,554,390

Net loss	$15,274,622	$15,527,179	$5,826,972	$92,896,376

Preferred stock cumulative dividend (note 9)	278,572	-	-	278,572
Accretion of cost of Redeemable preferred stock (note 9)	153,662	-	-	153,662

Net loss attributable to common shareholders	$15,706,856	$15,527,179	$5,826,972	$93,328,610

Basic and diluted net loss per share	$0.13	$0.15	$0.07

Weighted average number of shares outstanding	121,056,319	106,992,452	85,133,343

The accompanying notes are an integral part of these consolidated financial statements.

F - 6

MIDWAY GOLD CORP.

Consolidated Statement of COMPREHENSIVE Loss

(Expressed in Canadian dollars)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Net loss for the period before other comprehensive loss	$15,274,622	$15,527,179	$5,826,972
Unrealized (gain) loss on investment (note 4)	56,250	(13,750)	(13,125)
Currency translation adjustment	406,969	-	-
Comprehensive loss	$15,737,841	$15,513,429	$5,813,847

The accompanying notes are an integral part of these consolidated financial statements.

F - 7

MIDWAY GOLD CORP.

Consolidated statement of cash flows

(Expressed in Canadian dollars)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Cumulative period from inception (May 14,1996) to December 31, 2012
				(unaudited)
Cash provided by (used in):
Operating activities:
Net loss	$(15,274,622)	$(15,527,179)	$(5,826,972)	$(92,896,376)
Items not involving cash:
Depreciation	400,131	169,694	79,302	1,258,411
Stock-based compensation	1,593,140	3,626,681	838,601	12,194,553
Unrealized foreign exchange loss (gain)	(88,362)	(245,514)	(469,035)	(1,662,886)
Investment write down	-	-	-	130,000
Unrealized (gain) loss on investment	8,933	15,504	(7,442)	609,220
Non-cash interest expense	-	-	-	234,765
(Gain) loss on change in derivative liability	1,414,242	592,026	643,674	2,649,942
Other current assets written off	218,044	-	-	218,044
Future income tax recovery	(842,404)	(2,602,778)	(911,000)	(8,554,390)
Gain on sale of subsidiary	-	-	-	(2,806,312)
Loss (gain) on disposal of property and equipment	-	(532,052)	(38)	(526,149)
Gain on sale of investments	-	-	-	(44,077)
Mineral property interests written off	-	251,903	119,980	4,643,637
Mineral property interest recovery	-	-	(60,120)	(60,120)
Change in non-cash working capital items:
Amounts receivable	(7,881)	59,844	29,025	(21,460)
Prepaid expenses	371,112	(330,627)	(120,893)	(114,538)
Accounts payable and accrued liabilities	557,406	476,948	308,073	1,840,449
	(11,650,261)	(14,045,550)	(5,376,845)	(82,907,286)
Investment activities:
Proceeds on sale of subsidiary	-	-	-	254,366
Proceeds on disposal of property and equipment	-	-	3,321	22,820
Proceeds on disposal of mineral property	-	1,105,543	-	1,339,002
Proceeds on sale of investments	-	-	-	321,852
Mineral property acquisitions	(913,718)	(817,466)	(439,203)	(23,007,408)
Deferred acquisition costs	-	-	-	(23,316)
Purchase of property and equipment	(6,758,968)	(1,610,750)	(192,824)	(10,269,537)
Reclamation deposit	(249,120)	(342,975)	19,039	(1,267,565)
	(7,921,806)	(1,665,648)	(609,667)	(32,629,786)
Financing activities:
Advance from Red Emerald Ltd.	-	-	-	12,010,075
Common stock issued, net of issue costs	16,027,987	19,839,451	10,309,006	103,849,381
Preferred shares issued, net of issue costs	68,295,156	-	-	68,295,156
Promissory note	-	-	-	2,000,000
Repayment of promissory note	-	-	-	(2,000,000)
Convertible debenture	-	-	-	6,324,605
	84,323,143	19,839,451	10,309,006	190,479,217

Effect of exchange rate changes on cash	110,691	-	-	110,691
Increase (decrease) in cash and cash equivalents	64,861,767	4,128,253	4,322,494	75,052,836
Cash and cash equivalents, beginning of period	10,191,069	6,062,816	1,740,322	-
Cash and cash equivalents, end of period	$75,052,836	$10,191,069	$6,062,816	$75,052,836

Supplementary information (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

F - 8

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(Expressed in Canadian dollars, except shares)

	Convertible Preferred Stock		Stockholder’s Equity (Deficit)
	Number of Preferred Shares	Preferred Stock	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the development stage	Total stockholders’ equity
Balance, May 14, 1996 (date of inception)	-	$-	-	$-	$-	$-	$-	$-
Shares issued:	-	-
Private placements	-	-	700,000	168,722	-	-	-	168,722
Net loss	-	-	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	-	-	700,000	168,722			(114,800)	53,922
Shares issued:	-	-
Initial public offering	-	-	2,025,000	590,570	-	-	-	590,570
Principal shares	-	-	750,000	7,500	-	-	-	7,500
Private placement	-	-	1,000,000	1,932,554	321,239	-	-	2,253,793
Exercise of share purchase warrants	-	-	1,000,000	2,803,205	-	-	-	2,803,205
Acquisition of mineral property interest	-	-	1,000,000	2,065,500	-	-	-	2,065,500
Finder’s fee	-	-	150,000	309,825	-	-	-	309,825
Net loss	-	-	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	-	-	6,625,000	7,877,876	321,239	-	(2,142,472)	6,056,643
Shares issued:	-	-
Exercise of share purchase warrants	-	-	100,000	332,124	(32,124)	-	-	300,000
Acquisition of mineral property interest	-	-	200,000	246,000	-	-	-	246,000
Finder’s fee	-	-	150,000	224,250	-	-	-	224,250
Net loss	-	-	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	-	-	7,075,000	8,680,250	289,115	-	(4,086,146)	4,883,219
Consolidation of shares on a two for one basis	-	-	(3,537,500)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	-	-	3,537,500	8,680,250	289,115	-	(6,464,209)	2,505,156
Net loss	-	-	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	-	-	3,537,500	8,680,250	289,115	-	(11,182,253)	(2,212,888)
Net earnings	-	-	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	-	-	3,537,500	8,680,250	289,115	-	(8,754,997)	214,368
Shares issued:	-	-
Private placement	-	-	4,824,500	2,133,786	246,839	-	-	2,380,625
Exercise of share purchase warrants	-	-	4,028,000	1,007,000	-	-	-	1,007,000
Exercise of stock options	-	-	32,000	12,800	-	-	-	12,800
Financing shares issued	-	-	31,250	35,000	-	-	-	35,000
Acquisition of mineral property interest	-	-	4,500,000	3,600,000	-	-	-	3,600,000
Share issue costs	-	-	-	(544,260)	-	-	-	(544,260)
Stock-based compensation	-	-	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002	-	-	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares issued:	-	-
Private placement	-	-	700,000	638,838	201,162	-	-	840,000
Exercise of share purchase warrants	-	-	294,500	73,625	-	-	-	73,625
Share issue costs	-	-	-	(19,932)	-	-	-	(19,932)
Stock-based compensation	-	-	-	-	531,000	-	-	531,000
Net loss	-	-	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	-	-	17,947,750	15,617,107	1,295,116		(11,765,327)	5,146,896
Shares issued:	-	-
Private placement	-	-	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of share purchase warrants	-	-	213,500	300,892	(46,267)	-	-	254,625
Exercise of stock options	-	-	250,000	157,000	(27,000)	-	-	130,000
Share issue costs	-	-	-	(183,512)	-	-	-	(183,512)
Stock-based compensation	-	-	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004 carried forward	-	-	20,645,650	$18,013,756	$2,338,734	$-	$(14,760,029)	$5,592,461

The accompanying notes are an integral part of these consolidated financial statements.

F - 9

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) -Continued

(Expressed in Canadian dollars, except shares)

	Convertible Preferred Stock		Stockholder’s Equity (Deficit)
	Number of Preferred Shares	Preferred Stock	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the development stage	Total stockholders’ equity
Balance, December 31, 2004 brought forward	-	$-	20,645,650	$18,013,756	$2,338,734	$-	$(14,760,029)	$5,592,461
Shares issued:	-	-
Private placement	-	-	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of stock options	-	-	165,500	124,364	(31,964)	-	-	92,400
Exercise of share purchase warrants	-	-	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share issue costs	-	-	-	(184,660)	-	-	-	(184,660)
Stock-based compensation	-	-	-	-	488,075	-	-	488,075
Net loss	-	-	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	-	-	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:	-	-
Private placements	-	-	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	-	-	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	-	-	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	-	-	40,000	88,000	-	-	-	88,000
Share issue costs	-	-	-	(248,512)	-	-	-	(248,512)
Stock-based compensation	-	-	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	-	-	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:	-	-
Private placement	-	-	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	-	-	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	-	-	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	-	-	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	-	-	(28,000)	-	-	-	(28,000)
Stock-based compensation	-	-	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investments	-	-	-	-	-	(120,000)	-	(120,000)
Adjustment of future income tax liability to	-	-
mineral properties	-	-	-	-	-	-	(389,955)	(389,955)
Net loss	-	-	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	-	-	49,682,664	80,507,539	5,375,624	(120,000)	(37,460,033)	48,303,130
Shares issued:	-	-
Private placement	-	-	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	-	-	30,000	88,500	-	-	-	88,500
Exercise of stock options	-	-	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	-	-	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	-	-	(139,705)	-	-	-	(139,705)
Stock-based compensation	-	-	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	-	-	64,821,664	88,181,641	6,170,544	-	(53,625,427)	40,726,758
Shares issued:	-	-
Exercise of stock options	-	-	33,333	32,815	(11,164)	-	-	21,651
Exercise of share purchase warrants	-	-	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock-based compensation	-	-	-	-	1,152,238	-	-	1,152,238
Unrealized gain on investment	-	-	-	-	-	53,850	-	53,850
Realized gain on sale of investments	-	-	-	-	-	(53,850)	-	(53,850)
Net loss	-	-	-	-	-	-	(2,642,176)	(2,642,176)
Balance, December 31, 2009, carried forward	-	$-	77,354,997	$92,670,965	$6,355,109	$-	$(56,267,603)	$42,758,471

The accompanying notes are an integral part of these consolidated financial statements.

F - 10

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) – Continued

(Expressed in Canadian dollars, except shares)

	Convertible Preferred Stock		Stockholder’s Equity (Deficit)
	Number of Preferred Shares	Preferred Stock	Number of shares	Common stock	Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit during the development stage	Total stockholders’ equity
Balance, December 31, 2009, brought forward	-	$-	77,354,997	$92,670,965	$6,355,109	$-	$(56,267,603)	$42,758,471
Shares issued:	-	-
Private placement	-	-	1,333,333	514,365	285,635	-	-	800,000
Public offerings	-	-	17,738,666	8,294,058	1,504,996	-	-	9,799,054
Share issue costs	-	-	-	(1,431,027)	212,109	-	-	(1,218,918)
Exercise of share purchase warrants	-	-	12,500	14,024	(4,024)	-	-	10,000
Stock-based compensation	-	-	-	-	838,601	-	-	838,601
Unrealized gain on investment	-	-	-	-	-	13,125	-	13,125
Net loss	-	-	-	-	-	-	(5,826,972)	(5,826,972)
Balance, December 31, 2010	-	-	96,439,496	100,062,385	9,192,426	13,125	(62,094,575)	47,173,361
Shares issued:	-	-
Exercise of share purchase warrants	-	-	8,611,356	10,849,874	(1,578,554)	-	-	9,271,320
Exercise of stock options	-	-	729,997	743,200	(290,451)	-	-	452,749
Bought deal offering	-	-	7,500,000	11,742,000	-	-	-	11,742,000
Share issuance At-the-Market Program	-	-	568,626	1,518,845	-	-	-	1,518,845
Share issue costs	-	-	-	(990,900)	-	-	-	(990,900)
Stock-based compensation	-	-	-	-	3,626,687	-	-	3,626,687
Unrealized gain on investment	-	-	-	-	-	13,750	-	13,750
Net loss	-	-	-	-	-	-	(15,527,179)	(15,527,179)
Balance, December 31, 2011	-	-	113,849,475	123,925,404	10,950,108	26,875	(77,621,754)	57,280,633
Shares issued:
Public offerings	-	-	12,261,562	13,370,717	-	-	-	13,370,717
Issuance of Preferred Stock	37,837,838	44,240,154	-	-	-	-	-	-
Share issue costs	-	(411,266)	-	(1,437,675)	-	-	-	(1,437,675)
Exercise of share purchase warrants	-	-	1,533,650	1,644,073	(417,153)	-	-	1,226,920
Exercise of stock options	-	-	737,501	701,391	(275,706)	-	-	425,685
Share issuance At-the-Market Program	-	-	69,110	100,434	-	-	-	100,434
Stock-based compensation	-	-	-	-	1,593,140	-	-	1,593,140
Accretion of cost of Redeemable preferred stock	-	153,662	-	-	(153,662)	-	-	(153,662)
Dividends Payable	-	278,572	-	-	(278,572)	-	-	(278,572)
Unrealized gain / (loss) on investment	-	-	-	-	-	(56,250)	-	(56,250)
Unrealized foreign exchange gain / (loss)	-	-	-	-	-	(406,969)	-	(406,969)
Net loss	-	-	-	-	-	-	(15,274,622)	(15,274,622)
Balance, December 31, 2012	37,837,838	$44,261,122	128,451,298	$138,304,344	$11,418,155	$(436,344)	$(92,896,376)	$56,389,779

The accompanying notes are an integral part of these consolidated financial statements.

F - 11

MIDWAY GOLD CORP.

Schedule of Mineral Exploration EXPENDITURES

(Expressed in Canadian dollars)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Cumulative period from inception (May 14,1996) to December 31, 2012
Exploration costs incurred are summarized as follows:
Tonopah project
Assays and analysis	$19,496	$216,849	$(12,412)	$552,388
Drilling	(64)	780,865	9,800	2,834,782
Engineering and consulting	18,216	283,414	54,331	4,451,071
Environmental	-	2,440	7,302	236,138
Field office and supplies	15,112	30,143	10,859	290,776
Legal	441	17,259	36,398	165,787
Property maintenance and taxes	79,658	114,403	33,915	638,467
Reclamation costs	4,912	3,377	4,166	39,238
Reproduction and drafting	185	2,643	-	23,631
Salaries and labor	87,917	247,954	32,244	954,768
Travel, transportation and accommodation	7,007	68,868	11,271	479,816
	232,880	1,768,215	187,874	10,666,862
Spring Valley project
Assays and analysis	-	-	-	3,329,900
Drilling	-	-	-	10,261,359
Engineering and consulting	41,522	191,172	62,614	2,738,624
Environmental	-	-	-	300,445
Field office and supplies	7,247	255	785	566,800
Legal	63,282	70,895	8,987	498,957
Operator fee	-	-	-	108,339
Property maintenance and taxes	8,396	(144)	10,204	496,317
Reclamation costs	90	127	135	30,963
Reproduction and drafting	120	324	-	30,168
Salaries and labor	19,434	18,382	19,201	1,279,102
Travel, transportation and accommodation	1,818	4,620	4,327	858,543
	141,909	285,631	106,253	20,499,517
Pan project
Assays and analysis	3,807	257,576	96,138	931,888
Drilling	(58,427)	1,338,550	1,181,447	3,712,110
Engineering and consulting	33,454	2,453,700	716,530	3,591,279
Environmental	10,492	533,422	147,874	706,649
Field office and supplies	270,408	496,282	94,977	944,009
Legal	32,887	169,117	125,572	337,519
Property maintenance and taxes	89,543	416,807	160,952	959,147
Reclamation costs	6,014	(85,335)	3,006	(8,752)
Reproduction and drafting	7,737	66,290	-	79,765
Salaries and labor	872,906	887,445	381,766	2,896,814
Travel, transportation and accommodation	146,368	196,492	138,038	620,201
	1,415,189	6,730,346	3,046,300	14,770,629
Thunder Mountain project
Assays and analysis	71,799	-	-	86,367
Drilling	177,012	-	-	254,968
Engineering and consulting	46,465	-	-	47,171
Environmental	-	-	-	1,717
Field office and supplies	38,824	152	-	36,784
Legal	2	-	-	3,233
Property maintenance and taxes	32,653	82	2,657	51,640
Reclamation costs	1,382	5,365	-	6,169
Salaries and labor	111,546	1,628	-	115,222
Travel, transportation and accommodation	21,734	-	-	21,790
	501,417	7,227	2,657	625,061
Sub-total balance carried forward	$2,291,395	$8,791,419	$3,343,084	$46,562,069

The accompanying notes are an integral part of these consolidated financial statements.

F - 12

MIDWAY GOLD CORP.

Schedule of Mineral Exploration EXPENDITURES - continued

(Expressed in Canadian dollars)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Cumulative period from inception (May 14,1996) to December 31, 2012
Sub-total balance brought forward	$2,291,395	$8,791,419	$3,343,084	$46,562,069
Gold Rock project
Assays and analysis	297,410	130,549	33,864	487,952
Drilling	1,213,340	945,484	-	2,265,725
Engineering and consulting	433,667	106,642	48,490	703,674
Environmental	787,361	84,666	359	872,921
Field office and supplies	314,201	55,010	2,911	393,964
Legal	15,693	15,826	702	43,966
Property maintenance and taxes	116,829	117,658	73,395	540,523
Reclamation costs	7,612	23,582	866	32,798
Reproduction and drafting	3,967	35,077	-	39,383
Salaries and labor	545,812	177,044	199	761,175
Travel, transportation and accommodation	79,714	25,344	12,979	137,936
	3,815,606	1,716,882	173,765	6,280,017
Golden Eagle project
Assays and analysis	10	-	-	21,700
Drilling	-	-	-	3,638
Engineering and consulting	65,551	205,417	34,430	446,533
Field office and supplies	3,171	80	298	5,436
Legal	530	1,950	-	22,049
Property maintenance and taxes	8,527	9,750	9,265	29,904
Salaries and labor	7,538	8,057	319	15,976
Travel, transportation and accommodation	574	6,287	-	21,639
	85,901	231,541	44,312	566,875
Abandoned properties
Acquisition costs and option payments	-	-	-	40,340
Assays and analysis	5,296	20,900	-	101,908
Drilling	-	170,031	-	1,018,952
Engineering and consulting	10,842	33,376	-	3,753,510
Field office and supplies	2,481	2,123	37	312,850
Foreign exchange gain	-	-	-	81,600
Freight	-	-	-	234,956
Interest on convertible loans	-	-	-	1,288,897
Legal and accounting	-	1,402	-	466,764
Marketing	-	-	-	91,917
Mining costs	-	-	-	693,985
Processing and laboratory supplies	-	-	-	941,335
Property maintenance and taxes	-	13,611	14,443	511,445
Reclamation costs	6,919	(201)	-	45,428
Recoveries	-	150	-	(39,850)
Reproduction and drafting	-	-	-	6,215
Security	-	-	-	350,584
Salaries and labor	9,832	15,594	-	47,552
Travel, transportation and accommodation	3,084	12,137	-	448,862
Utilities and water	-	-	-	59,425
	38,454	269,123	14,480	10,456,675
Sub-total balance carried forward	$6,231,356	$11,008,965	$3,575,641	$63,865,636

The accompanying notes are an integral part of these consolidated financial statements.

F - 13

MIDWAY GOLD CORP.

Schedule of Mineral Exploration EXPENDITURES - continued

(Expressed in Canadian dollars)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Cumulative period from inception (May 14,1996) to December 31, 2012
Sub-total balance brought forward	$6,231,356	$11,008,965	$3,575,641	$63,865,636
Property investigations
Assays and analysis	23,131	1,277	2,160	198,528
Drilling	565	-	-	169,694
Engineering and consulting	174,734	-	208	385,125
Environmental	-	-	-	22,761
Field office and supplies	5,545	(38)	542	25,539
Legal	-	-	-	10,952
Property maintenance and taxes	709,013	-	-	832,244
Reclamation costs	-	118	117	3,048
Reproduction and drafting	394	-	-	5,336
Salaries and labor	27,421	7,630	-	38,725
Travel, transportation and accommodation	10,420	1,760	49	125,642
	951,223	10,747	3,076	1,817,594
Total Mineral Exploration Expenditures	$7,182,579	$11,019,712	$3,578,717	$65,683,230

The accompanying notes are an integral part of these consolidated financial statements.

F - 14

MIDWAY GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature and continuance of operations

Midway Gold Corp. (the “Company” or “Midway”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The Company has not generated any revenues from operations. These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. The Company has incurred net losses for the year ended December 31, 2012, 2011 and 2010 of $15,274,622, $15,527,179 and $5,826,972, respectively, and since inception on May 14, 1996 to December 31, 2012 resulting in an accumulated deficit of $92,896,376; further losses are anticipated in the development of its business. Management believes that the Company’s cash on hand of $75,052,836 at December 31, 2012 is sufficient to finance exploration and development activities and operations through at least the next twelve months.

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

The Company meets the definition of a development stage enterprise under Accounting Standards Codification (“ASC”) Section 910-10-15. The Company is required to provide additional disclosures from its date of inception, or the date the Company was reactivated to undertake development stage activities; therefore, the statement of operations, and comprehensive loss, cash flows and changes in stockholder’s equity include cumulative amounts from May 14, 1996 to December 31, 2012.

(b) Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. To limit its credit risk exposure for amounts in excess of federally insured limits, the Company places its deposits with financial institutions of high credit standing.

(c) Property and Equipment

All items of property and equipment are carried at cost less accumulated depreciation.  Normal maintenance and repairs are charged to operations while expenditures for major maintenance and betterments are capitalized.  Gains or losses on disposition are recognized in operations.

Depreciation of property and equipment is computed using straight-line methods over the estimated economic lives, as follows:

F - 15

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

(e) Asset retirement obligations

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement and the cost of removal of any tangible long-lived assets. The Company accrues its ongoing surface disturbance asset retirement obligations within accounts payable and accrued liabilities as of December 31, 2012 and 2011; these obligations totaled $6,656 and $7,805, respectively.

(f) Impairment of long-lived assets

The Company reviews and evaluates its long-lived assets for impairment at each balance sheet date and documents such impairment testing. The tests include an evaluation of the assets and events or changes in circumstances that would indicate that the related carrying amounts may not be recoverable.  Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property.

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

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either due to impairment or abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the asset exceeds its fair value. While the Company incurred losses from operations, these losses have not been in excess of planned expenditures on the specific mineral properties in order to ultimately realize their value.

(g) Stock-based compensation

The Company has a stock option plan.

The Company measures and records in the financial statements the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Estimates of forfeitures of unvested instruments at the grant date are considered in determining the total compensation to be recognized. Stock-based payments to non-employees are measured at the fair value of consideration received or equity instruments issued, whichever is more reliable and are periodically re-measured until counter party performance is complete.

F - 16

The offset to the recorded stock-based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and the related additional paid-in capital is transferred to share capital.

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

(i) Net loss per share

Basic loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of preferred stock using the if-converted method and exercise of stock options and warrants.

The two-class method is used to calculate basic and diluted income (loss) per common share since preferred stock is a participating security under ASC 260 Earnings per share. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic income (loss) per common share is computed by dividing net income (loss) attributable to common shares after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

For the years ended December 31, 2012, 2011 and 2010, preferred stock that could be converted to shares of common stock, 37,837,838, nil and nil, respectively, were not included in the computation of diluted loss per common share, as the effect of doing so would have been anti-dilutive.

For the year ended December 31, 2012, 2011 and 2010, the effects of the assumed exercise of the combined stock options and warrants of 3,718,334, 2,553,335, and 16,190,673 shares of common stock, respectively, were excluded from the calculation of diluted net loss as the effect would be antidilutive due to a net loss to common shareholders.

(j) Foreign currency translation

Effective January 1, 2012, the Company changed the functional currency for its U.S. operations to the United States dollar and retained the Canadian dollar as its reporting currency. Canadian operations retained the Canadian dollar as its functional currency.

F - 17

The Company’s financial statements are translated from its U.S. functional currency, the United States dollar, to the reporting currency, the Canadian dollar, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The foreign exchange rate of US$1 to CAD as of December 31, 2012 was 0.9949, the foreign exchange rate as of March 5, 2013 was 1.0290, which would not have a material impact on our financial statements.

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

(m) Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of impairment of mineral properties and equipment, useful lives for amortization, valuation allowances for future income tax assets, fair value of non-cash stock-based compensation, fair value of derivative liabilities and reclamation and environmental obligations. Actual results, as determined by future events, may differ from these estimates.

(n) Fair Value

Determining the fair value of assets and liabilities involves the use of judgment, as some assets and liabilities do not have fair values that are readily determinable. Different techniques may be used to determine fair values, including market prices (where available), appraisals, comparisons to transactions for similar assets and liabilities, and present value of estimated future cash flows, among others. Since these estimates involve the use of significant judgment, they can change as new information becomes available.

(o) Recently adopted accounting standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. This guidance became effective for the Company as of January 1, 2012. The adoption of this guidance did not have a material impact on our financial position or results of operations.

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

F - 18

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

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB ASU 2010-22 (SEC Update)” in ASU No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on our financial position or results of operations.

(p) Recently Issued Accounting Standards Updates

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in ASU No. 2012-04. The amendments in this update cover a wide range of Topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

(q) Comparative figures

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

The Company’s Level 1 assets include investments in common shares available for sale with no trading restrictions as determined using a market approach based upon unadjusted quoted prices for identical assets in an active market.

The Company’s Level 2 liabilities include two derivative liabilities. The first relates to warrants issued as part of a public offering on July 6, 2012 (note 8(d)). The Company recorded the fair value of the warrant liability using the Black-Scholes option pricing model. The second is an embedded derivative liability related to the convertible Series A Preferred Shares issued as part of a private offering closed on December 13, 2012 (note 9). The Company engaged a third party valuation firm and recorded the fair value of the derivative liability using the Monte Carlo valuation model.

The Company did not have any Level 3 assets or liabilities as of December 31, 2012 or 2011.

The determination of fair value of these assets and liabilities for financial reporting purposes at December 31, 2012 utilizing the applicable framework is as follows:

F - 19

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at December 31, 2012
Assets
Available-for-sale securities	$13,750	$-	$-	$13,750
Liabilities
Warrant liability	$-	$(1,166,381)	$-	$(1,166,381)
Preferred liability	-	(27,330,135)	-	(27,330,135)

Financial instruments measured at fair value as at December 31, 2011 were as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at December 31, 2011
Assets
Available-for-sale securities	$70,000	$-	$-	$70,000
Derivatives	-	8,933	-	8,933

The table below sets forth a summary of changes to the Company’s level 3 financial assets for year ended December 31, 2011:

	Available-for-sale securities	Derivatives	Total Assets
Balance at beginning of period	-	$24,437	$24,437
Change in Fair Market Value	-	(15,504)	(15,504)
Reclassification to Level 2	-	(8,933)	(8,933)
Balance at end of period	-	$-	$-

4.	Investments

On October 26, 2010, the Company was issued 250,000 common shares of NVX and 250,000 common share purchase warrants (the “NVX Warrants”) as consideration of certain area of interest obligations. The NVX Warrants entitled the Company to purchase one common share of NVX at an exercise price of $0.40 until October 26, 2012. The common shares and the common shares issued pursuant to the exercise of any NVX Warrants were restricted from trading until February 27, 2011. Accordingly for the fiscal year ended December 31, 2011, the NVX common shares were categorized as Level 2 in the fair value hierarchy (note 3) and a discount of 25% was applied to the quoted market value. Subsequent to February 27, 2011, the date trading restrictions were removed, the NVX common shares were reclassified to Level 1 and the 25% discount was not applied to the December 31, 2011 fair value. The following Black-Scholes valuation assumptions were used on December 31, 2011 to determine the value of the NVX warrants: expected life of 0.82 years; volatility of 68%; no dividend yield; and a risk free interest rate of 0.91%.

The NVX Warrants expired on October 26, 2012 without the Company being able to exercise them during the holding period; therefore there is zero value as of December 31, 2012.

	December 31, 2012
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$(29,375)	$13,750
Warrants	250,000	16,995	(16,995)	-
Total investments		$60,120	$(46,370)	$13,750

F - 20

	December 31, 2011
	Number of shares or warrants	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$26,875	$70,000
Warrants	250,000	16,995	(8,062)	8,933
Total investments		$60,120	$18,813	$78,933

During the year ended December 31, 2012, the Company recorded a net unrealized loss on the common shares of NVX of $56,250 in accumulated other comprehensive income and a net unrealized loss on the NVX Warrants of $8,933 in the Statement of Operations for the difference in the fair value at December 31, 2012 as compared to December 31, 2011.

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

5.	Property, equipment and mine development

At December 31, 2012 and 2011, property, equipment and mine development consisted of the following:

	2012	2011
Land	$548,125	$536,854
Buildings and leasehold improvements	519,699	434,864
Computer equipment and software	944,708	497,317
Trucks and autos	365,747	293,946
Office equipment	190,721	133,893
Field equipment	227,850	247,826
Mine development	6,057,111	-
Subtotal	8,853,961	2,144,700
Accumulated depreciation	(848,002)	(506,420)
Totals	$8,005,959	$1,638,280

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $400,131, $169,694 and $79,302, respectively.  The Company evaluates the recoverability of long lives assets when events and circumstances indicate that such assets might be impaired.

6.	Mineral properties

The continuity of expenditures on mineral property acquisitions is as follows:

Mineral property	December 31, 2011	Additions	Written off	Effect of changes in FX rates *	December 31, 2012
Tonopah	$7,324,586	$298,470	$-	$(115,002)	$7,508,054
Spring Valley	5,099,159	-	-	(308,867)	4,790,292
Pan	34,020,664	294,658	-	175,593	34,490,915
Gold Rock	863,112	322,487	-	(213,354)	972,245
Golden Eagle	2,255,613	-	-	(94,193)	2,161,420
	$49,563,134	$915,615	$-	$(555,824)	$49,922,926

F - 21

Mineral property	December 31, 2010	Additions	Written off	Effect of changes in FX rates	December 31, 2011
Tonopah	$7,036,314	$288,272	$-	$-	$7,324,586
Spring Valley	5,664,517	44,430	(609,788)	-	5,099,159
Pan	33,807,508	213,156	-	-	34,020,664
Gold Rock	628,324	234,788	-	-	863,112
Burnt Canyon	178,785	73,118	(251,903)	-	-
Golden Eagle	2,255,613	-	-	-	2,255,613
	$49,571,061	$853,764	$(861,691)	$-	$49,563,134

* See Footnote 1(j) – Significant Accounting Policies: Foreign currency translation.

(a)	Tonopah property, Nevada

Through a series of agreements, amendments and payments the Company acquired a 100% interest in the Tonopah property subject only to a sliding scale royalty on Net Smelter Returns (“NSR”) from any commercial production of between 2% to 7%, based on changes in gold prices and an advance minimum royalty, recoverable from commercial production, of US$300,000 per year on each August 15. On August 1, 2012 the Company paid $301,560 (US$300,000).

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

At December 31, 2012 and 2011, the Company had an amount receivable of nil and $6,537 (US$6,428), respectively, for recoverable salaries and expenses from Barrick pursuant to the Barrick Agreement, which was subsequently paid.

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

F - 22

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

On May 5, 2006, the Company purchased land and mineral rights of 920 gross acres, 320 acres net surface, 770 acres net mineral, (the “Seymork Parcel”) from Seymork Investments Ltd. (“Seymork”) for $221,400 (US$200,000), subject to a 3% NSR royalty on any production and sale of metals from the claims. On June 11, 2008 the Court settled a long standing title dispute to this ground validating the Company’s claim to the Seymork Parcel. The settlement allowed the Company to purchase two promissory notes secured against the property for approximately $609,788 (US$598,000) in July 2008.

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

On June 10, 2011, the Company received a check in the amount of $1,105,543 (US$1,144,929), which the Company subsequently negotiated. The check was accompanied with a letter instructing the Company to apply the funds to the payment of certain specified obligations arising out of the May 5, 2006 agreement between Seymork Investments Limited (“Seymork”) and the Company. On August, 23, 2011, the Company was served with a summons that it is being sued in the State of Nevada by Seymork and TGC Holdings Ltd. (“TGC”). Among other relief, the complaint sought a court declaration that the foregoing sum delivered to the Company fully satisfied Seymork’s obligations arising from that May 5, 2006 agreement and two notes executed by Seymork and held by the Company.

F - 23

On March 6, 2012, the Company, Seymork and its principal, and TGC and its parent company entered into a settlement agreement whereby all parties agreed to mutual releases, a joint stipulation for dismissal of the suit and reconveyance of the three deeds of trust securing Seymork’s obligations. As satisfaction for the Company’s participation, the Company retained the US$1,144,929 already received with no further amounts owing to the Company.

(c)	Pan Property, Nevada

The Company assumed the January 7, 2003 mineral lease agreement with Newark Valley Mining Corp. (“NVMC”) (formerly Gold Standard Royalty Corporation (“GSRC”) and earlier the Lyle Campbell Trust) for a 100% interest in the Pan property. On or before January 5 of each year the Company must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due. The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%. The Company must incur a minimum of US$65,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease. On January 1, 2012 the Company paid $299,427 (US$296,169). Subsequent to the year end the Company paid $283,194 (US$287,448) on January 2, 2013.

(d)	Gold Rock Property, Nevada

The Company assumed the March 20, 2006 mineral lease agreement with NVMC (formerly GSRC) for a 100% interest in the Gold Rock property. The Company paid an advance minimum royalty of US$30,000 in 2008 and US$45,000 by January 5, 2009. By January 5, 2010 and annually thereafter the Company must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter proceeding January 1 of the year in which the payment is due. The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%. The Company must incur a minimum of US$75,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease. On January 1, 2012 the Company paid $185,937 (US$183,914). Subsequent to the year end the Company paid $175,857 (US$178,499) on January 2, 2013.

On January 15, 2007 the Company entered into a mineral lease agreement with Anchor Mineral, Inc. of Kansas, for unpatented mining claims adjoining the Gold Rock project. To maintain the option the Company paid advance minimum royalty payments creditable against a 3.5% NSR production royalty of $6,007 (US$6,000) on June 1, 2008, $12,453 (US$10,000) on January 15, 2009, $20,917 (US$20,000) on January 15, 2010, $29,955 (US$30,000) on January 15, 2011 and $68,218 (US$67,476) on January 1, 2012. Subsequent to January 15, 2010 the advanced minimum royalty is the greater of US$30,000 or the gold equivalent price which is determined by multiplying US$30,000 by a factor of the closing price of gold on the last business day of the fiscal year over the closing price of gold on January 15, 2007. Subsequent to the year end the Company paid $66,579 (US$67,476) on January 8, 2013.

On January 24, 2008 the Company entered into a mineral lease agreement with Messrs. Peart and Moyle of Nevada for 13 unpatented mining claims over the Easy Junior deposit area. Subsequently Mr. Peart acquired Mr. Moyle’s interest in the subject claims. The Company paid a first annual minimum royalty of $50,220 (US$50,000). Per the agreement the Company paid for years 2 to 6, $60,760 in 2009, $52,293 in 2010, $49,335 in 2011, $50,550 in 2012 and $49,335 in 2013, which is the equivalent of USD$50,000. The Company will be required to make annual minimum royalty payments of US$60,000 for years 7 to 11 and US$75,000 for year 12 and thereafter for the remainder of the fifteen year lease. The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 6% based on the gold price. The Company has an option to outright purchase the claims for US$5,000,000 with any minimum advance royalty payments creditable against the purchase price.

F - 24

On February 13, 2008 the Company entered into a mineral lease agreement with Mr. Pankow of Nevada for two (2) unpatented mining claims adjacent to the Gold Rock project. The Company paid a first annual minimum royalty of $7,727 US$7,750 and will be required make annual minimum royalty payments of US$7,750 for years 2 to 6; US$9,250 for years 7 to 11 and US$11,500 for year 12 and thereafter for the remainder of the fifteen year lease. On February 13, 2009 the Company paid the second annual payment of

9,651 (US$7,750), on February 3, 2010 the Company paid the third annual payment of $8,106 (US$7,750), and on February 1, 2011 the Company paid $7,679 (US$7,750). The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 5% based on the gold price. The Company has an option to outright purchase the claims for US$775,000 with any minimum advance royalty payments creditable against the purchase price. Subsequent to the year end the Company paid $7,647 (US$7,750) on January 8, 2013.

On February 13, 2008 the Company was assigned an existing lease on 10 unpatented claims (the “Claims”) adjoining the Gold Rock property by William Sheriff, a director of the Company at the time, in consideration of 30,000 common shares at a value of $88,500 (US$86,215) issued on March 31, 2008. The Company assumed the obligations of the February 15, 2004 underlying lease with Ronny Jordan and paid Mr. Jordan the first annual lease payment of $10,041 (US$10,000). During the term of the lease annual minimum royalty payments of US$15,000 will be required each February 15 thereafter. On February 15, 2009 the Company paid the year 6 annual payment of $18,680 (US$15,000), on February 1, 2010 paid the year 7 annual payment of $15,688 (US$15,000), on February 1, 2011 the Company paid the year 8 annual payment of $14,864 (US$15,000), and on January 30, 2012 the Company paid the year 9 annual payment of $14,987 (US$15,000). The Company may elect at any time during the life of the agreement to purchase a 50% interest in the Claims for US$1,000,000 and the remaining 50% interest in the Claims may be purchased for another US$1,500,000 with all royalty payments paid prior to the purchase creditable against the purchase price. A 2.5% NSR royalty was retained by Ronny Jordan and a 0.5% NSR royalty was retained by William Sheriff. Subsequent to the year end the Company paid $14,801 (US$15,000) on January 8, 2013.

(e)	Golden Eagle, Washington

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

(f)	Pinyon, Nevada

On November 1, 2012, the Company executed an Exploration, Development and Mine Operating Agreement, (the “EDM Agreement”), with Aurion Resources US LLC (“Aurion”), regarding the exploration, evaluation and, if justified, the development of the Pinyon Project.

Primary Earn In Period

Under the terms of the EDM Agreement, Aurion granted the Company exclusive rights to conduct exploration, development and related operations as necessary to meet the Company’s primary contribution that is to total a minimum of $2.0 million over a five year period. During the earn-in period the Company shall make all payments required under the Genesis Lease in order to maintain the claims related to the Pinyon property. The Company may elect at any time during the earn-in period to terminate the EDM agreement by way of a 30 day written notice.

During 2012, the Company did not write down any mineral properties. The following mineral properties were written down for the year ended December 31, 2011:

F - 25

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

7.	Reclamation deposits

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

At December 31, 2012 the Company had posted a total of $853,110 (US$857,525) of reclamation deposits compared to $603,062 (US$592,981) at December 31, 2011.

8.	Share capital

(a)	The Company is authorized to issue an unlimited number of common shares at nil par value.

(b)	Share issuances

(i)	During 1996, the Company issued 420,000 common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $98,722 net of issue costs. In addition the Company issued 280,000 flow-through common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $70,000.

(ii)	During 1997, the Company completed an initial public offering of 2,000,000 common shares at $0.35 per share for proceeds of $590,570, net of issue costs. In connection with this offering, the Company’s agent received a selling commission of 10% or $0.035 per share and was issued 25,000 shares as a corporate finance fee.

(iii)	During 1997, the Company issued 1,000,000 units at $2.50 per unit by way of a private placement for proceeds of $2,253,793 net of issue costs. Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at $3.00 per share until February 14, 1998. The proceeds of the financing of $2,500,000 were allocated $2,178,761 as to the common shares and $321,239 as to the warrants. During 1998 100,000 of the warrants were exercised and 900,000 expired. In connection with this private placement, the Company’s agent received a selling commission of 7.5% of the proceeds of the units sold or $0.1875 per unit and a corporate finance fee of $15,000.

(iv)	During 1997, the Company issued 750,000 common shares as performance shares for proceeds of $7,500 that were held in escrow in accordance with the rules of the regulatory authorities of British Columbia. The shares were released 25% in each of 1998, 1999, 2000 and 2001.

(v)	During 1997, pursuant to an equity participation agreement to acquire an interest in Gemstone Mining Inc. (“Gemstone”), a Utah Corporation that by agreement the creditors of Gemstone were issued 1,000,000 units of the Company on conversion of a debt of $2,065,500 (US$1,500,000). Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at US$2.00 per share that was immediately exercised for proceeds of $2,803,205 (US$2,000,000). The first one-third tranche of a conditional finders’ fee was satisfied by the issue of 150,000 common shares in connection with the acquisition of Gemstone.

F - 26

(vi)	During 1998, the Company issued 100,000 common shares pursuant to the exercise of share purchase warrants for proceeds of $300,000.

(vii)	During 1998, the Company issued 200,000 common shares in connection with the acquisition of Gemstone as well as the second tranche of finder’s fee in connection with that acquisition. The Company’s option to acquire Gemstone expired on January 31, 1998 and the remaining one-third tranche were not issued.

(viii)	During 1999, the Company consolidated its issued share capital on a two old for one new basis and changed its name from Neary Resources Corporation to Red Emerald Resource Corp.

(ix)	During 2002, the Company issued 3,500,000 units at $0.25 per unit for proceeds of $875,000 by way of a short form offering document under the policies of the TSX Venture Exchange. Each unit consists of one common share and one common share purchase warrant that entitled the holder to purchase one additional common share at $0.25 per share until October 19, 2002. The Company also issued 150,000 common shares as a finance fee in connection with this offering, and issued the agent 875,000 share purchase warrants exercisable at $0.25 per share until April 19, 2004. During 2002 the Company issued 1,134,500 special warrants at $1.25 per special warrant for proceeds of $1,418,125. Each Special Warrant automatically converted to a unit comprising of one common share and one share purchase warrant that entitled the holder to purchase one additional common share at $1.55 per share until November 6, 2003. The proceeds of the financing of $1,418,125 were allocated on a relative fair value basis as $1,171,286 to common shares and $246,839 as to the warrants. During 2003 all of the warrants expired unexercised. In connection with the offering the Company paid the agent a 10% commission totaling $113,450, issued the agent 40,000 common shares as a finance fee in connection with this offering, and issued the agent 170,175 share purchase warrant exercisable at $1.55 per share until July 5, 2003.

(x)	During 2002, the Company issued 4,028,000 common shares pursuant to the exercise of share purchase warrants for proceeds of $1,007,000.

(xi)	During 2002, the Company issued 32,000 common shares pursuant to the exercise of stock options for proceeds of $12,800.

(xii)	During 2002, the Company issued 31,250 common shares as additional consideration to a director who loaned the Company $780,000 bearing interest at 12% per annum. The loan and interest was repaid prior to December 31, 2002.

(xiii)	During 2002, the Company acquired Rex Exploration Corp. (“Rex”) in exchange for 4,500,000 common shares of the Company.

(xiv)	During 2003, the Company issued 700,000 units at $1.20 per unit for proceeds of $840,000 by way of a non-brokered private placement. Each unit consists of one common share and one share purchase warrant that entitled the holder to purchase one additional common share at $1.50 until May 25, 2004. The proceeds of the financing of $840,000 were allocated $638,838 as to common shares and $201,162 as to the warrants. During 2004 161,000 of the warrants were exercised and 539,000 expired. Share issue expenses were $19,932.

(xv)	During 2003, the Company issued 294,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $73,625.

(xvi)	In January 2004, the Company issued 400,000 units at $2.00 per unit for proceeds of $800,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $2.35 per share for a six month period. The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $624,593 to common shares and $175,407 as to the warrants. All of the warrants expired unexercised in 2004. The Company issued 40,000 common shares as a finder’s fee for this private placement.

F - 27

(xvii)	In August 2004, the Company issued 1,020,000 units at $0.75 per unit for proceeds of $765,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $0.80 per share until August 25, 2005. All of the warrants were subsequently exercised. The Company issued 55,650 common shares as a finder’s fee for this private placement.

(xviii)	In December 2004, the Company issued 700,000 units at $0.85 per unit for proceeds of $595,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until December 20, 2005. All of the warrants were subsequently exercised. The Company issued 18,750 common shares as a finder’s fee for this private placement.

(xix)	In February 2005, the Company issued 2,500,000 units at $0.85 per unit for proceeds of $2,125,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until February 16, 2006. The proceeds of the financing of $2,125,000 were allocated on a relative fair value basis as $1,598,457 to common shares and $526,543 as to warrants. There were 23,000 warrants exercised in fiscal year 2005 and the balance exercised in fiscal year 2006. The Company issued 75,800 common shares for $64,430 and paid $69,700 in cash as a finder’s fee and incurred $26,709 in additional issue costs for this private placement.

(xx)	In July 2005, the Company issued 1,000,000 units at $1.15 per unit for proceeds of $1,150,000 by way of a private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.15 per share until July 27, 2006. The proceeds of the financing of $1,150,000 were allocated on a relative fair value basis as $995,193 to common shares and $154,807 as to warrants. All of the warrants were exercised in fiscal year 2006. The Company incurred $15,560 in issue costs.

(xxi)	In August 2005, the Company issued 500,000 units at $1.40 per unit for proceeds of $700,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant that entitled the holder to purchase one additional common share at $1.45 per share until August 22, 2006. The proceeds of the financing of $700,000 were allocated on a relative fair value basis as $608,015 to common shares and $91,985 as to warrants. All of the warrants were exercised in fiscal year 2006. The Company incurred $8,261 in issue costs.

(xxii)	In January 2006, the Company issued 40,000 common shares at a value of $88,000 pursuant to a purchase and sale agreement to purchase mining claims for the Spring Valley project.

(xxiii)	In May 2006, the Company issued 3,725,000 units at $1.80 per unit for proceeds of $6,705,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant. Each whole warrant entitled the holder to purchase one additional common share at $2.70 per share until May 16, 2007. The proceeds of the financing of $6,705,000 were allocated on a relative fair value basis as $5,998,846 to common shares and $706,154 as to warrants. The Company incurred $65,216 in issue costs. By May 16, 2007 1,725,000 of the warrants were exercised and 137,500 expired unexercised.

(xxiv)	In November 2006, the Company issued 2,000,000 units at $2.50 per unit for proceeds of $5,000,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at $3.00 per share until November 10, 2007. The proceeds of the financing of $2,000,000 were allocated on a relative fair value basis as $1,761,509 to common shares and $238,491 as to warrants. The Company paid $88,750 in finders’ fees and incurred $94,546 in issue costs for this private placement. By November 10, 2007 908,782 of the warrants were exercised and 91,218 expired unexercised.

F - 28

(xxv)	In April 2007, the Company issued 7,764,109 common shares at a value of $25,000,431, 308,000 stock options at a value of $608,020 and 870,323 share purchase warrants at a value of $1,420,054 in connection with the acquisition of Pan-Nevada Gold Corporation. By December 31, 2007, 154,000 of the stock options had been exercised and 761,823 share purchase warrants had been exercised. By December 31, 2008 the remaining 108,500 share purchase warrants were exercised and 84,000 stock options had been exercised. On October 11, 2008 the final 70,000 stock options expired not exercised.

(xxvi)	In August 2007, the Company issued 2,000,000 common shares at $2.70 per common share for proceeds of $5,400,000 by way of a private placement. The Company incurred $28,000 in share issue costs.

(xxvii)	In March 2008, the Company issued 30,000 common shares at a value of $88,500 pursuant to a lease assignment of mining claims for the Gold Rock project. The Company incurred $1,489 in share issue costs.

(xxviii)	In June 2008, the Company issued 1,421,500 common shares at $2.00 per common share for proceeds of $2,843,000 by way of a private placement. The Company incurred $75,371 in share issue costs.

(xxix)	In August 2008, the Company issued 600,000 common shares at US$2.50 per common share for proceeds of $1,537,950 (US$1,500,000) by way of a private placement with Kinross Gold USA Inc. The Company incurred $39,450 in share issue costs.

(xxx)	In November 2008, the Company issued 12,500,000 units at $0.22 per unit for proceeds of $2,750,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at $0.28 per share until May 12, 2009. The proceeds of the financing of $2,750,000 were allocated on a relative fair value basis as $1,793,491 to common shares and $956,509 as to warrants. The Company incurred $23,395 in issue costs for this private placement. By May 11, 2009 all of the warrants were exercised. In the year ended December 31, 2009 all of the 12,500,000 warrants were exercised for proceeds of $3,500,000.

(xxxi)	In addition to the 84,000 stock options reported exercised in paragraph xxv, during 2008, the Company issued a further 395,000 common shares pursuant to the exercise of stock options for proceeds of $613,250.

(xxxii)	During 2009, the Company issued 33,333 common shares pursuant to the exercise of stock options for proceeds of $21,651.

(xxxiii)	In April 2010, the Company issued 1,333,333 units at $0.60 per unit for proceeds of $800,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share until October 9, 2011 at an exercise price as follows: $0.70 if exercised on or before October 9, 2010; $0.80 if exercised after October 9, 2010 but on or before April 9, 2011; and $0.90 if exercised after April 9, 2011 but on or before October 9, 2011. The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $514,365 to common shares and $285,635 as to warrants. The Company incurred $95,529 in issue costs for this private placement.

(xxxiv)	In June 2010, the Company issued 11,078,666 units at $0.60 per unit for proceeds of $6,647,199 by way of a brokered public offering in Canada and a non-brokered public offering in the United States. Each unit consisted of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share until June 16, 2012 at an exercise price of $0.80. The proceeds of the financing of $6,647,199 were allocated on a relative fair value basis as $5,142,202 to common shares and $1,504,997 as to warrants. The Company issued 658,840 agent’s warrants which entitle the holder to purchase one common share until June 16, 2012 at an exercise price of $0.80. These warrants have been recorded at the estimated fair value at the issue date of $212,109. In addition, the Company paid finders’ fees in the amount of $395,304 and incurred other cash share issue costs of $307,553.

F - 29

(xxxv)	In September 2010, the Company issued 12,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $10,000.

(xxxvi)	In November 2010, the Company closed a public offering and the Company issued 6,660,000 units at US$0.60 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one common share of the Company at a price of US$0.90 per share until November 12, 2012, subject to acceleration provisions. The proceeds of the financing of $4,070,725 were allocated first to the fair value of the warrants at $918,870 with the residual amount of $3,151,855 to common shares.

The Company incurred $176,288 in issue costs and paid $244,244 to the agent as commission for this public offering. On February 9, 2011, the Company gave notice to the Warrant holders that it accelerated the expiry date of the warrants to March 14, 2011 and by that date 2,650,000 warrants were exercised and 680,000 warrants expired unexercised.

(xxxvii)	On June 6, 2011, the Company issued 7,500,000 common shares upon the close of a “bought deal” public offering for US$1.60 per share. Gross proceeds on the purchase were $11,742,000 (US$12,000,000). The Company incurred $151,839 in issue costs and paid the agent $587,100 (US$600,000) as a commission for this public offering.

(xxxviii)	On September 23, 2011, the Company announced that it had established an "At-the-Market" ("ATM") issuance program under which it may sell up to a maximum of 6,000,000 of its common shares. The ATM issuance program is available to the Company on an as needed basis. Subject to market conditions and funding requirements, the Company may, at its discretion, from time to time sell all, some, or none of the reserved shares during the term of the ATM program. Any common shares issued under the ATM program will be sold through ATM issuances in the United States. No ATM issuances will be made through the facilities of any Canadian exchange. Any ATM issuances will be made at market prices prevailing at the time of the sale and, as a result, prices may vary. During 2012, the company issued 69,110 shares pursuant to the ATM program. Proceeds received on the 69,110 common shares issued totalled $100,434.

(xxxix)	In July 2012, the Company closed a public offering and issued 12,261,562 units at US$1.28 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one common share of the Company at a price of US$1.85 per share for a period of 18 months following the closing of the public offering, subject to acceleration provisions. The gross proceeds of the financing of US$15,694,799 were allocated first to the fair value of the warrants at US$2,616,006 with the residual amount of US$13,725,687 to common shares. The Company incurred $1,437,675 in issue costs and paid $244,244 to the agent as commission for this public offering which was expensed during Q3 of 2012.

(xl)	During 2012 the Company issued 1,533,650 common shares pursuant to the exercise of share purchase warrants. Proceeds received on the 1,533,650 common shares issued totalled $1,226,920.

Additionally, during 2012, the Company issued 737,501 common shares pursuant to the exercise of employee stock options. Proceeds received on the options exercised totalled $425,686.

F - 30

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

The fair value of stock option grants is amortized over the respective vesting period. The Company recorded stock-based compensation expense, net of forfeitures, of $1,593,140, $3,626,681 and $838,601 for the years ended December 31, 2012, 2011 and 2010, respectively, for options vesting in that period, of which $1,358,661, $3,096,787 and $789,826 was included in salaries and benefits in the statement of operations, $175,498, $312,794 and $48,775 was included in salaries and labor in the schedule of mineral exploration expenditures and $58,981, $217,100 and nil, was included in consulting in the statement of operations for non-employee stock-based compensation. The estimated unrecognized compensation cost from unvested options as of December 31, 2012 was approximately $426,903, which is expected to be recognized over the weighted average remaining vesting period of 0.8 years, and has a weighted average remaining contractual term of 3.73 years.

The weighted average grant date fair value of options is summarized below for the three years ended December 31:

	December 31, 2012	December 31, 2011	December 31, 2010
Unvested Beginning of Year	$1.80	$0.63	$0.76
Granted	1.89	1.81	0.61
Vested	1.15	1.12	0.42
Expired	1.46	1.70	1.18
Unvested End of Year	$2.12	$1.80	$0.63

F - 31

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2010	4,501,667	$1.47	$224,583	3,971,667
Granted	2,555,000	0.61	-	-
Exercised	-	-	-	-
Expired	(596,667)	1.84	-	-
Outstanding, December 31, 2010	6,460,000	$1.05	$652,367	5,341,667
Granted	3,870,000	1.80	-	-
Exercised	(729,997)	0.62	50,866	-
Expired	(718,335)	2.15	-	-
Outstanding, December 31, 2011	8,881,668	$1.36	$6,318,733	6,860,000
Granted	250,000	1.89	-	-
Exercised	(737,501)	0.58	255,292	-
Expired	(576,666)	2.73	-	-
Outstanding, December 31, 2012	7,817,501	$1.35	$2,570,692	7,082,504

The following table summarizes information about outstanding stock options as of December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.56 - $1.00	4,134,167	2.2	$0.73	4,099,167	$2.18	$2,556,692
$1.01 - $1.60	216,667	3.4	1.53	133,334	3.39	-
$1.61 - $2.20	3,416,667	3.4	2.07	2,816,670	3.37	-
$2.00 - $2.34	50,000	3.6	2.34	33,333	3.61	-
	7,817,501		$1.35	7,082,504	$2.68	$2,556,692

(d)	Share purchase warrants

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

F - 32

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

On July 6, 2012 the Company issued 6,130,781 warrants as part of a unit by way of a public offering. Each warrant entitles the holder to purchase one additional common share at US$1.85 per share until December 6, 2013 subject to acceleration provisions. US GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value each reporting period. The Company recorded a fair value of $2,616,006 to warrant liability on July 6, 2012, calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 18 months; volatility of 76%; no dividend yield; and a risk free interest rate of 0.29% and an exchange rate of 1.0186. As of December 31, 2012, the fair value of the warrant liability was adjusted to $1,166,381, calculated using the following assumptions: expected life of 12.02 months; volatility of 59%; no dividend yield; and a risk free interest rate of 0.18% and an exchange rate of 0.9949.

A summary of the Company’s stock purchase warrant activity for each of the three years ended December 31 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life (in years)
Balance, December 31, 2009	-	$-	-
Issued	10,861,506	0.83	-
Exercised	(12,500)	0.80	-
Expired	-	-	-
Balance, December 31, 2010	10,849,006	0.83	1.20
Issued	-	-	-
Exercised	(8,611,356)	0.76	-
Expired	(680,000)	0.90	-
Balance, December 31, 2011	1,557,650	0.80	0.40
Issued	6,130,781	1.85	1.27
Exercised	(1,533,650)	0.80	-
Expired	(24,000)	0.80	-
Balance, December 31, 2012	6,130,781	$1.85	1.02

Total outstanding warrants at December 31, 2012 were 6,130,781. The exercise price on all warrants outstanding was US$1.85 per share. The warrants are exercisable immediately upon issuance and expire eighteen months from the date of issuance.

9.   Redeemable preferred stock

In December 2012, the Company issued 37,837,838 Series A Preferred Shares at US$1.85 per share for gross proceeds of $68,936,000 (US$70,000,000) by way of a private placement. The Company incurred $640,844 in share issuance costs, of which the Company proportionately allocated $229,578 to the embedded derivative liability, the remaining share issuance costs of $411,266 are presented net of the Redeemable preferred stock on the Consolidated Balance Sheet. There is an eight percent (8%) annual dividend, compounding monthly, payable quarterly on the Series A Preferred Shares. The first payment of dividends commences on April 1, 2013 and each dividend is payable thereafter on the first business day of each quarter commencing on July 2, 2013. At the Company’s option, it may pay the 8% dividend with common shares, in-lieu of cash, based on the closing price of the Company’s common shares as quoted by the NYSE MKT on the trading day immediately prior to the payment date.

F - 33

The holders of each Series A Preferred Share are able to convert the shares into a common share on a one-for-one basis at any time. After December 13, 2013, the Company can pro-ratably force conversion of the shares into common shares on a one-for-one basis provided that the weighted average price of the common shares exceeds US$3.70 on each trading day during 20 consecutive trading days immediately prior to both the delivery of an applicable mandatory conversion notice and the applicable mandatory conversion date. From and after the date which is five years from the issuance date of the Series A Preferred Shares (December 13, 2017), the Company or each holder of Series A Preferred Shares has the right, exercisable by 30 days' notice in writing, to redeem or to require the Company to redeem any portion of the Series A Preferred Shares at $1.85 per share plus accumulated unpaid dividends.

If the outstanding Series A Preferred Shares had been converted as of December 31, 2012, 37,837,838 common shares would have been issued and the fair value of those common shares based upon the closing price on the NYSE as of December 31, 2012 of US$1.39 would have been US$52,594,595. If the common share price was above US$1.85, then the number of shares issued would be reduced proportionally.

Holders of the Series A Preferred Shares, subject to the approval of the majority of the holders of the Company’s common shares, have the right to nominate and elect, voting as a class, one (1) director to the Company’s Board. If the size of the Company’s Board is increased beyond seven (7) members, increases will occur in increments of two (2) and the “Preferred Governance Majority” will have the right to designate one (1) director nominee for election or appointment as director. The Preferred Governance Majority has the right to fill any vacancy of the preferred shareholder director position. The Company agreed to seek shareholder approval for the Series A Preferred Shares director election and appointment rights at the Company’s next annual meeting and at each annual and special meeting of the shareholders until such rights are approved.

In addition, holders of the Series A Preferred Shares have consent rights over a variety of significant corporate and financing matters, including, but not limited to, the voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, the issuance of any common shares or common share equivalents for less than $1.85 per share or any amendment to the Company’s articles in a manner adverse to the holders of Series A Preferred Shares.

US GAAP requires that embedded derivatives not closely related to the host contract be bifurcated from the host contract and accounted for at fair value. Because the convertible instrument is denominated in a foreign currency, the Company recorded an embedded derivative liability to account for the conversion features of the Series A Preferred Shares. An independent third party valuation company was engaged by the Company to perform a valuation of the associated liability based upon the terms of the agreement. The fair value of the embedded derivative liability as of the issuance of the shares on December 13, 2012 was $24,695,846, calculated using a volatility of 51.0%, a credit spread of 20.0%, common stock closing price of US$1.29, risk-free rate of 0.826% and an USD to CAD exchange rate of 0.9848. Pursuant to derivative accounting guidance under ASC 815, the embedded derivative liability is to be re-measured at each reporting period with changes in the liability being recorded through earnings. The fair value of the embedded derivative liability as of December 31, 2012 was $27,330,134, calculated using a volatility of 50.8%, a credit spread of 20.0%, common stock closing price of US$1.39, risk-free rate of 0.837% and an USD to CAD exchange rate of 0.9949. The expense of $2,863,866 has been reported in Other Income in the Consolidated Statement of Operations, for the year ended December 31, 2012.

The following is a reconciliation of the initial proceeds to the opening balance of the Redeemable preferred stock:

Redeemable Preferred Stock
Initial proceeds	$68,936,000
Direct issue costs allocated to Preferred Stock	(411,266)
Bifurcated embedded derivative liability	(24,695,846)
Balance at December 13, 2012(1)	$43,828,888

F - 34

(1)The $25,107,112 difference between the carrying amount and the initial redemption amount, including the effect of changes in the redemption amount due to foreign currency fluctuations, will be accreted using the effective interest method from the execution of the contract on December 13, 2012 to the redemption right date of five years. If the outstanding Series A Preferred Shares were redeemable as of December 31, 2012, the redemption amount would have been $69,921,572.

The balance of the Company’s Redeemable preferred stock and changes in the carrying amount of the Redeemable preferred stock are as follows:

Redeemable Preferred Stock
Balance as of December 13, 2012	$43,828,888
Accretion of cost of Redeemable preferred stock	153,662
Preferred stock cumulative dividend	278,572
Balance as of December 31, 2012	$44,261,122

10. Commitments

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado and Ely, Nevada and office equipment until 2020. Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included.

In addition, the Company has cancellable contract obligations related to consulting service agreements until 2016.

	Fiscal Year
	Current Year	One – Three Years	Three – Five Years	Thereafter	Total
Operating Lease obligations	$241,519	$571,944	$548,564	$674,277	$2,036,304
Contract obligations	76,846	4,179	995	-	82,020
Total	$318,365	$576,123	$549,559	$674,277	$2,118,324

11.	Related party transactions

On May 19, 2012, the Company entered into a consulting agreement with its former Chief Executive Officer for a term of twelve months. Under this agreement the former Chief Executive Officer will provide advisory services from time to time to the Company. For year ended December 31, 2012, the Company incurred consulting fees totaling $110,723, to the former Chief Executive Officer under this agreement. As of December 31, 2012 the remaining amount due under the agreement was $64,669.

For the year ended December 31, 2011, the Company paid consulting fees of $34,500 (2010 - $96,750) to a company controlled by the former Chief Financial Officer of the Company for accounting and corporate compliance services. The Company’s former Chief Financial Officer resigned effective March 18, 2011, but, remained as Corporate Secretary until just prior to the Annual General Meeting on May 5, 2011.

Amounts payable to directors and officers, included in accounts payable and accrued liabilities at December 31, 2012 and 2011 were $15,032 and $12,761, respectively.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

12.	Financial instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Accounts payable and accrued liabilities as of December 31, 2012 were $834,096 and $876,578 respectively, compared to $711,561 and $476,480, respectively as of December 31, 2011. Investments as at December 31, 2012 and 2011 are recorded at fair value (note 3).

F - 35

13.	Supplemental disclosure with respect to cash flows

	Year Ended December 31,
	2012	2011	2010

Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Transfer of fair value of share purchase warrants exercised or expired from warrant liability (note 8) to share capital	$-	$2,154,570	$-

14.	Income taxes

The majority of the difference between the actual tax recovery and the expected B.C. statutory corporate income tax recovery follows:

	2012	2011	2010
Canadian statutory income tax rate	25.0%	26.5%	28.5%

Income tax benefit computed at Canadian Statutory rate	$(4,029,257)	$(4,896,766)	$(1,920,322)

Change in valuation allowance	3,412,111	2,055,052	629,531
Permanent differences	783,449	716,880	146,563
Change in enacted tax rates	(1,118,917)	(652,162)	64,917
Expiration of losses and other	110,210	174,218	168,311
Income tax recovery	$(842,404)	$(2,602,778)	$(911,000)

The significant components of the Company’s future income tax assets and liabilities at December 31 are as follows:

	2012	2011
Future income tax assets:
Canada:
Equipment, mineral properties and other	$1,044,609	$359,091
Non-capital losses carried forward	1,870,428	2,294,313
Capital losses carried forward	909,064	869,178
United States:
Equipment, mineral properties and other	9,405,759	8,104,063
Losses carried forward	7,472,016	5,049,709
Total future income tax assets	20,701,876	16,676,354
Valuation allowance	(18,308,262)	(14,879,309)
Future income tax assets, net	$2,393,614	$1,797,045

Future income tax liabilities:
United States:
Mineral properties:	(5,566,126)	(5,900,323)
Future income tax liabilities	(5,566,126)	(5,900,323)
Net future income tax assets (liabilities)	$(3,172,512)	$(4,103,278)

As of December 31, 2012, the Company has available non-capital losses for tax purposes in Canada and the United States of approximately $11,490,000 (2011- $7,625,000) and $22,060,000 (2011 - $9,565,000), respectively, which can be applied to reduce taxable income until 2032. The Company also has Canadian capital losses of approximately $7,273,000 (2011 - $6,953,000) which are without expiry. The Company is currently open to audit under the statute of limitations by the Canada Revenue Agency for years ended December 31, 2006 through December 31, 2012.

F - 36

15. Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development. Geographic information is as follows as of December 31:

	2012	2011	2010
Long-lived assets:
Canada	$-	$-	$-
United States	57,928,885	51,201,414	49,768,285
Total	$57,928,885	$51,201,414	$49,768,285

16.   Quarterly Financial Data (Unaudited)

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Sales of metals concentrate	$-	$-	$-	$-
Loss from operations	(2,992,948)	(3,782,261)	(3,973,483)	(3,985,371)
Other income (expense)	54,287	(550,855)	225,931	(1,112,326)
Net loss	$(3,072,393)	$(4,227,245)	$(3,515,919)	$(4,459,065)
Preferred stock cumulative dividend	-	-	-	(278,572)
Accretion of cost of Redeemable preferred stock	-	-	-	(153,662)
Net loss attributable to common shareholders	$(3,072,393)	$(4,227,245)	$(3,515,919)	$(4,891,299)

Common Stock Data
Basic and Diluted:
Net loss per share	$(0.03)	$(0.03)	$(0.03)	$(0.04)
Average common shares outstanding:
Basic and Diluted	113,960,618	114,428,565	127,188,712	128,257,168

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Sales of metals concentrate	$-	$-	$-	$-
Loss from operations	(2,552,780)	(4,022,925)	(4,295,636)	(7,744,341)
Other income (expense)	(534,503)	60,944	619,697	339,587
Net loss	$(2,714,283)	$(3,300,981)	$(3,253,939)	$(6,257,976)

Common Stock Data
Basic and Diluted:
Net loss per share	$(0.03)	$(0.03)	$(0.03)	$(0.06)
Average common shares outstanding:	98,409,788	104,991,087	111,671,380	113,338,591

F - 37

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Amended and Restated Arrangement Agreement between Midway Gold Corp. and Pan-Nevada Gold Corporation, dated February 26, 2007, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

3.1	Notice of Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

3.2	Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

3.3	Articles and Notice of Alteration for Series A Rights, previously filed on Form 8-K with the Securities and Exchange Commission on November 26, 2012 and incorporated herein by reference.

4.1	Form of Stock Certificate, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

4.2	Form of Warrant Certificate issued in connection with the November 2006 Private Placement, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

4.3	Form of Subscription Agreement for May 2006 Private Placement, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

4.4	Form of Subscription Agreement for November 2006 Private Placement, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

4.5	Common share purchase warrant indenture providing for the issue of up to 5,539,333 common share purchase warrants dated June 10, 2010 between Midway Gold Corp. and Computershare Trust Company of Canada.

4.6	Common share purchase warrant indenture providing for the issue of up to 3,330,000 common share purchase warrants dated November 22, 2010 between Midway Gold Corp. and Computershare Trust Company of Canada.

10.1	Mineral Lease Agreement between the Lyle Campbell Trust and Pan-Nevada Gold Corporation dated January 7, 2003, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.2	Stock Option Plan of Midway Gold Corp., previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.3	Stock Option Plan of Midway Gold Corp. – Form of Stock Option Agreement, previously filed with Amendment No.1 to the initial registration statement on Form S-1/A filed with the Securities and Exchange Commission on September 27, 2007 and incorporated herein by reference.

10.4	Contracting Agreement between Doris Meyer, Golden Oak Corporate Services Ltd. and Midway Gold Corp. dated December 1, 2006, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

10.5	Letter of Intent with Kinross dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

10.6	Letter of Intent with Hecla dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

10.7	Term Sheet between Midway Gold US Inc. and Barrick Gold dated October 17, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

10.8	2008 Stock Option Plan, previously filed on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009

10.9	Exploration, Development and Mine Operating Agreement dated effective March 10, 2009, previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2009

10.10	Agency Agreement dated June 10, 2010 between the Company and Haywood Securities Inc., previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2010

10.11	Agency Agreement with Haywood Securities Inc. dated May 24, 2011, previously filed on Form 8-K on May 24, 2011

10.12	Sales Agreement with MLV dated September 23, 2011, previously filed on Form 8-K on September 23, 2011

10.13	Underwriting Agreement with RBC Dominion Securities Inc., Haywood Securities Inc. and Stifel Nicolaus Canada, Inc. dated June 26, 2012, previously filed on Form 8-K on June 27, 2012

10.14	Share Purchase Agreement with INV-MID, LLC, EREF-MID II, LLC, and HCP-MID, LLC dated November 21, 2012, previously filed on Form 8-K on November 26, 2012.

10.15	Registration Rights Agreement with INV-MID, LLC, EREF-MID II, LLC, and HCP-MID, LLC dated November 21, 2012, previously filed on Form 8-K on November 26, 2012.

10.16	Side Letter with INV-MID, LLC, EREF-MID II, LLC, and HCP-MID, LLC dated November 21, 2012, previously filed on Form 8-K on November 26, 2012.

21*	Subsidiaries of the Company

23.1*	Consent of KPMG LLP

23.2*	Consent of Donald J. Baker

23.3*	Consent of Jennifer J. Brown

23.4*	Consent of William J. Crowl, R.G.

23.5*	Consent of Donald E. Hulse, P.E.

23.6*	Consent of Terre A. Lane

23.7*	Consent of Deepak Malhotra

23.8*	Consent of Thom Seal

23.9*	Consent of Gustavson Associates

24.0*	Consent of Resource Development Inc

24.1*	Consent of Snowden Mining Industry Consultants Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension – Schema

101.CAL**	XBRL Taxonomy Extension – Calculations

101.DEF**	XBRL Taxonomy Extension – Definitions

101.LAB**	XBRL Taxonomy Extension – Labels

101.PRE**	XBRL Taxonomy Extension – Presentation

* filed herewith

**furnished herewith