Form 10-Q
period 2013-06-30
Midway Gold Corp
filed 2013-08-05
CIK 1319009

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Number of Common Shares outstanding at July 29, 2013: 129,618,228

EXPLANATORY NOTE

All amounts in this interim report on Form 10-Q are expressed in Canadian dollars, unless otherwise indicated.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in Canadian dollars, except shares) (unaudited)

	June 30,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$65,810,880	$75,052,836
Amounts receivable	44,574	39,379
Prepaid expenses and other current assets	432,988	142,643
Total current assets	66,288,442	75,234,858

Long term assets:
Investments (notes 4 and 5)	7,500	13,750
Reclamation deposits (note 8)	264,941	853,110
Property, equipment and mine development (note 6)	10,563,452	8,005,959
Mineral properties (note 7)	52,284,442	49,922,926

Total Assets	$129,408,777	$134,030,603

Liabilities and Stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities (note 13)	$1,883,274	$1,710,674
Preferred share dividends payable	1,468,549	-
Warrant liability (note 4)	112,847	-
Other short term liabilities	752,191	-
Total current liabilities	4,216,861	1,710,674

Long term liabilities:
Derivative liabilities (note 4 and 10)	13,797,930	28,496,516
Future income tax liability	582,429	3,172,512
Other long term liabilities	50,086	-
Total liabilities	18,647,306	33,379,702

Redeemable preferred shares (note 10)
Series A Preferred Shares - unlimited, no par value;
Issued and outstanding – 37,837,838 (2013 and 2012);
redemption price - U.S.$1.85	45,730,810	44,261,122

Stockholders’ equity (note 9):
Common stock authorized – unlimited, no par value;
Issued and outstanding – 128,451,298 (2013 and 2012)	138,304,344	138,304,344
Additional paid in capital	7,532,153	11,418,155
Accumulated other comprehensive income (loss) (note 11)	1,415,882	(436,344)
Deficit accumulated during exploration stage	(82,221,718)	(92,896,376)
Total stockholders' equity	65,030,661	56,389,779

Total Liabilities and Stockholders' equity	$129,408,777	$134,030,603

Commitments (note 12)

Subsequent events (notes 9(b), 10)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars, except share and per share amounts) (unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012	Cumulative period from inception (May 14,1996) to June 30, 2013
Expenses
Consulting (note 13)	$95,204	$81,155	$313,660	$103,875	$1,810,052
Depreciation	123,432	83,294	241,255	167,004	1,499,666
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Interest and bank charges	286	584	1,360	1,244	916,262
Investor relations	5,804	20,033	11,357	79,791	1,511,347
Legal, audit and accounting	1,757,924	190,405	2,730,060	438,022	7,448,200
Management fees	-	16	-	8	210,778
Mineral exploration expenditures (Schedule)	749,737	2,133,303	2,568,182	3,167,564	68,251,412
Mineral property interests written-off	-	-	-	-	4,643,637
Mineral property interests recovered	-	-	-	-	(60,120)
Office and administration	390,187	188,429	631,144	375,564	3,419,402
Salaries and benefits	1,193,817	936,307	2,638,043	2,187,908	20,880,761
Transfer agent and filing fees	63,994	68,795	102,382	106,470	1,131,320
Travel	110,224	79,940	181,216	147,760	1,722,098
Operating loss	4,490,609	3,782,261	9,418,659	6,775,210	110,578,503

Other income (expense):
Foreign exchange gain (loss)	2,151,974	(65,818)	3,522,316	(16,553)	5,554,922
Gain on change in fair value of derivative liabilities	5,136,594	-	14,585,564	-	11,935,622
Interest and investment income	42,234	1,399	87,791	16,074	1,009,538
Gain on sale of equipment	-	-	-	-	526,149
Gain on sale of investments	-	-	-	-	44,077
Investment write down	-	-	-	-	(130,000)
Unrealized loss on investments	-	(6,330)	-	(8,587)	(609,220)
Other expense	(4,910)	(480,106)	(8,803)	(487,502)	(435,142)
	7,325,892	(550,855)	18,186,868	(496,568)	17,895,946

Net (income) loss before income tax	(2,835,283)	4,333,116	(8,768,209)	7,271,778	92,682,557
Income tax recovery (expense)	1,961,822	105,871	1,906,449	(27,861)	10,460,839
Net (income) loss	$(4,797,105)	$4,227,245	$(10,674,658)	$7,299,639	$82,221,718

Preferred share cumulative dividend	1,469,385	-	2,889,117	-	3,167,689
Accretion of Redeemable preferred shares	891,024	-	1,748,574	-	1,902,236

Net (income) loss attributable to common shareholders	$(2,436,696)	$4,227,245	$(6,036,967)	$7,299,639	$87,291,643

Net (income) loss per share (note 3)
Basic:
Weighted average number of shares outstanding	128,451,298	114,428,565	128,451,298	114,195,541
Net (income) loss per share	$(0.02)	$0.04	$(0.05)	$0.06

Diluted:
Weighted average number of shares outstanding	167,480,014	114,428,565	166,289,136	114,195,541
Net (income) loss per share	$-	$0.04	$0.01	$0.06

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

Consolidated INTERIM StatementS of COMPREHENSIVE (Income) Loss

(Expressed in Canadian dollars) (unaudited)

	Three Months ended June 30, 2013	Three Months ended June 30, 2012	Six Months ended June 30, 2013	Six Months ended June 30, 2012
Net (income) loss for the period	$(4,797,105)	$4,227,245	$(10,674,658)	$7,299,639
Unrealized loss on investment (note 5)	2,500	58,750	6,250	51,250
Currency translation adjustment	(1,430,664)	457,336	(1,858,476)	(165,585)
Comprehensive (income) loss	$(6,225,269)	$4,743,331	$(12,526,884)	$7,185,304

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars) (unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012	Cumulative period from inception (May 14,1996) to June 30, 2013
Cash provided by (used in):
Operating activities:
Net income (loss)	$10,674,658	$(7,299,639)	$(82,221,718)
Items not involving cash:
Depreciation	241,255	167,004	1,499,666
Stock-based compensation	751,689	1,145,824	12,946,242
Unrealized foreign exchange (gain) loss	64,711	2,958	(1,598,175)
Investment write down	-	-	130,000
Unrealized loss on investment	-	8,587	609,220
Non-cash interest expense	-	-	234,765
Gain on change in fair value of derivative liabilities	(14,585,564)	-	(11,935,622)
Other current assets written off	-	218,044	218,044
Future income tax (recovery) expense	(2,654,794)	27,861	(11,209,184)
Gain on sale of subsidiary	-	-	(2,806,312)
Gain on sale of equipment	-	-	(526,149)
Gain on sale of investments	-	-	(44,077)
Mineral property interests written off	-	-	4,643,637
Mineral property interest recovery	-	-	(60,120)
Change in non-cash working capital items:
Amounts receivable	(4,865)	(16,355)	(26,325)
Prepaid expenses	(270,991)	(158,351)	(385,529)
Accounts payable and accrued liabilities	100,194	1,289,133	1,940,644
Other short term liabilities	752,191	-	752,191
	(4,931,516)	(4,614,934)	(87,838,802)
Investing activities:
Proceeds from sale of subsidiary	-	-	254,366
Proceeds from sale of equipment	-	-	22,820
Proceeds from sale of mineral property	-	-	1,339,002
Proceeds from sale of investments	-	-	321,852
Mineral property acquisitions	(1,134,576)	(618,758)	(24,141,984)
Deferred acquisition costs	-	-	(23,316)
Additions to property, equipment and mine development	(2,239,517)	(2,647,064)	(12,509,054)
Reclamation deposit	615,280	(11,165)	(652,285)
	(2,758,813)	(3,276,987)	(35,388,599)
Financing activities:
Advance from Red Emerald Ltd.	-	-	12,010,075
Common stock issued, net of issue costs	-	1,115,518	103,849,381
Preferred shares issued, net of issue costs	-	-	68,295,156
Preferred share dividends paid	(1,699,140)		(1,699,140)
Promissory note	-	-	2,000,000
Repayment of promissory note	-	-	(2,000,000)
Convertible debenture	-	-	6,324,605
	(1,699,140)	1,115,518	188,780,077
Effect of exchange rate changes on cash:	147,513	257,384	258,204

Increase (decrease) in cash and cash equivalents	(9,241,956)	(6,519,019)	65,810,880
Cash and cash equivalents, beginning of period	75,052,836	10,191,069	-
Cash and cash equivalents, end of period	$65,810,880	$3,672,050	$65,810,880

Supplementary cash flow information (note 15)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(Expressed in Canadian dollars, except shares) (unaudited)

	Convertible Preferred Shares		Stockholder’s Equity (Deficit)
	Number of Preferred Shares	Preferred Shares	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the development stage	Total stockholders’ equity
Balance, May 14, 1996 (date of inception)	-	$-	-	$-	$-	$-	$-	$-
Shares issued:	-	-
Private placements	-	-	700,000	168,722	-	-	-	168,722
Net loss	-	-	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	-	-	700,000	168,722			(114,800)	53,922
Shares issued:	-	-
Initial public offering	-	-	2,025,000	590,570	-	-	-	590,570
Principal shares	-	-	750,000	7,500	-	-	-	7,500
Private placement	-	-	1,000,000	1,932,554	321,239	-	-	2,253,793
Exercise of share purchase warrants	-	-	1,000,000	2,803,205	-	-	-	2,803,205
Acquisition of mineral property interest	-	-	1,000,000	2,065,500	-	-	-	2,065,500
Finder’s fee	-	-	150,000	309,825	-	-	-	309,825
Net loss	-	-	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	-	-	6,625,000	7,877,876	321,239	-	(2,142,472)	6,056,643
Shares issued:	-	-
Exercise of share purchase warrants	-	-	100,000	332,124	(32,124)	-	-	300,000
Acquisition of mineral property interest	-	-	200,000	246,000	-	-	-	246,000
Finder’s fee	-	-	150,000	224,250	-	-	-	224,250
Net loss	-	-	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	-	-	7,075,000	8,680,250	289,115	-	(4,086,146)	4,883,219
Consolidation of shares on a two for one basis	-	-	(3,537,500)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	-	-	3,537,500	8,680,250	289,115	-	(6,464,209)	2,505,156
Net loss	-	-	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	-	-	3,537,500	8,680,250	289,115	-	(11,182,253)	(2,212,888)
Net earnings	-	-	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	-	-	3,537,500	8,680,250	289,115	-	(8,754,997)	214,368
Shares issued:	-	-
Private placement	-	-	4,824,500	2,133,786	246,839	-	-	2,380,625
Exercise of share purchase warrants	-	-	4,028,000	1,007,000	-	-	-	1,007,000
Exercise of stock options	-	-	32,000	12,800	-	-	-	12,800
Financing shares issued	-	-	31,250	35,000	-	-	-	35,000
Acquisition of mineral property interest	-	-	4,500,000	3,600,000	-	-	-	3,600,000
Share issue costs	-	-	-	(544,260)	-	-	-	(544,260)
Stock-based compensation	-	-	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002	-	-	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares issued:	-	-
Private placement	-	-	700,000	638,838	201,162	-	-	840,000
Exercise of share purchase warrants	-	-	294,500	73,625	-	-	-	73,625
Share issue costs	-	-	-	(19,932)	-	-	-	(19,932)
Stock-based compensation	-	-	-	-	531,000	-	-	531,000
Net loss	-	-	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	-	-	17,947,750	15,617,107	1,295,116		(11,765,327)	5,146,896
Shares issued:	-	-
Private placement	-	-	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of share purchase warrants	-	-	213,500	300,892	(46,267)	-	-	254,625
Exercise of stock options	-	-	250,000	157,000	(27,000)	-	-	130,000
Share issue costs	-	-	-	(183,512)	-	-	-	(183,512)
Stock-based compensation	-	-	-	-	941,478	-	-	941,478
Net loss	-	-	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004 carried forward	-	$-	20,645,650	$18,013,756	$2,338,734	$-	$(14,760,029)	$5,592,461

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

(Expressed in Canadian dollars, except shares) (unaudited)

	Convertible Preferred Shares		Stockholder’s Equity (Deficit)
	Number of Preferred Shares	Preferred Shares	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the development stage	Total stockholders’ equity
Balance, December 31, 2004 brought forward	-	$-	20,645,650	$18,013,756	$2,338,734	$-	$(14,760,029)	$5,592,461
Shares issued:	-	-
Private placement	-	-	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of stock options	-	-	165,500	124,364	(31,964)	-	-	92,400
Exercise of share purchase warrants	-	-	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share issue costs	-	-	-	(184,660)	-	-	-	(184,660)
Stock-based compensation	-	-	-	-	488,075	-	-	488,075
Net loss	-	-	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	-	-	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares issued:	-	-
Private placements	-	-	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of stock options	-	-	306,000	325,530	(111,330)	-	-	214,200
Exercise of share purchase warrants	-	-	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of mineral property interest	-	-	40,000	88,000	-	-	-	88,000
Share issue costs	-	-	-	(248,512)	-	-	-	(248,512)
Stock-based compensation	-	-	-	-	992,400	-	-	992,400
Net loss	-	-	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	-	-	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares issued:	-	-
Private placement	-	-	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada acquisition	-	-	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of stock options	-	-	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of share purchase warrants	-	-	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share issue costs	-	-	-	(28,000)	-	-	-	(28,000)
Stock-based compensation	-	-	-	-	1,502,912	-	-	1,502,912
Unrealized loss on investments	-	-	-	-	-	(120,000)	-	(120,000)
Adjustment of future income tax liability to mineral properties	-	-	-	-	-	-	(389,955)	(389,955)
Net loss	-	-	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	-	-	49,682,664	80,507,539	5,375,624	(120,000)	(37,460,033)	48,303,130
Shares issued:	-	-
Private placement	-	-	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of mineral property interest	-	-	30,000	88,500	-	-	-	88,500
Exercise of stock options	-	-	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of share purchase warrants	-	-	108,500	364,404	(209,405)	-	-	154,999
Share issue costs	-	-	-	(139,705)	-	-	-	(139,705)
Stock-based compensation	-	-	-	-	501,028	-	-	501,028
Unrealized loss on investments	-	-	-	-	-	(502,225)	-	(502,225)
Investment write-down	-	-	-	-	-	622,225	-	622,225
Net loss	-	-	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	-	-	64,821,664	88,181,641	6,170,544	-	(53,625,427)	40,726,758
Shares issued:	-	-
Exercise of stock options	-	-	33,333	32,815	(11,164)	-	-	21,651
Exercise of share purchase warrants	-	-	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock-based compensation	-	-	-	-	1,152,238	-	-	1,152,238
Unrealized gain on investment	-	-	-	-	-	53,850	-	53,850
Realized gain on sale of investments	-	-	-	-	-	(53,850)	-	(53,850)
Net loss	-	-	-	-	-	-	(2,642,176)	(2,642,176)
Balance, December 31, 2009, carried forward	-	$-	77,354,997	$92,670,965	$6,355,109	-	$(56,267,603)	$42,758,471

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Convertible Preferred Shares		Stockholder’s Equity (Deficit)
	Number of Preferred Shares	Preferred Shares	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the development stage	Total stockholders’ equity
Balance, December 31, 2009, brought forward	-	$-	77,354,997	$92,670,965	$6,355,109	$-	$(56,267,603)	$42,758,471
Shares issued:	-	-
Private placement	-	-	1,333,333	514,365	285,635	-	-	800,000
Public offerings	-	-	17,738,666	8,294,058	1,504,996	-	-	9,799,054
Share issue costs	-	-	-	(1,431,027)	212,109	-	-	(1,218,918)
Exercise of share purchase warrants	-	-	12,500	14,024	(4,024)	-	-	10,000
Stock-based compensation	-	-	-	-	838,601	-	-	838,601
Unrealized gain on investment	-	-	-	-	-	13,125	-	13,125
Net loss	-	-	-	-	-	-	(5,826,972)	(5,826,972)
Balance, December 31, 2010	-	-	96,439,496	100,062,385	9,192,426	13,125	(62,094,575)	47,173,361
Shares issued:	-	-
Exercise of share purchase warrants	-	-	8,611,356	10,849,874	(1,578,554)	-	-	9,271,320
Exercise of stock options	-	-	729,997	743,200	(290,451)	-	-	452,749
Bought deal offering	-	-	7,500,000	11,742,000	-	-	-	11,742,000
Share issuance At-the-Market Program	-	-	568,626	1,518,845	-	-	-	1,518,845
Share issue costs	-	-	-	(990,900)	-	-	-	(990,900)
Stock-based compensation	-	-	-	-	3,626,687	-	-	3,626,687
Unrealized gain on investment	-	-	-	-	-	13,750	-	13,750
Net loss	-	-	-	-	-	-	(15,527,179)	(15,527,179)
Balance, December 31, 2011	-	-	113,849,475	123,925,404	10,950,108	26,875	(77,621,754)	57,280,633
Shares issued:
Public offerings	-	-	12,261,562	13,370,717	-	-	-	13,370,717
Issuance of preferred shares	37,837,838	44,240,154	-	-	-	-	-	-
Share issue costs	-	(411,266)	-	(1,437,675)	-	-	-	(1,437,675)
Exercise of share purchase warrants	-	-	1,533,650	1,644,073	(417,153)	-	-	1,226,920
Exercise of stock options	-	-	737,501	701,391	(275,706)	-	-	425,685
Share issuance At-the-Market Program	-	-	69,110	100,434	-	-	-	100,434
Stock-based compensation	-	-	-	-	1,593,140	-	-	1,593,140
Accretion of cost of Redeemable preferred shares	-	153,662	-	-	(153,662)	-	-	(153,662)
Dividends Payable	-	278,572	-	-	(278,572)	-	-	(278,572)
Unrealized gain / (loss) on investment	-	-	-	-	-	(56,250)	-	(56,250)
Unrealized foreign exchange gain / (loss)	-	-	-	-	-	(406,969)	-	(406,969)
Net loss	-	-	-	-	-	-	(15,274,622)	(15,274,622)
Balance, December 31, 2012	37,837,838	44,261,122	128,451,298	138,304,344	11,418,155	(436,344)	(92,896,376)	56,389,779
Shares issued:
Share issue costs	-	(314)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	751,689	-	-	751,689
Accretion of cost of Redeemable preferred shares	-	1,748,574	-	-	(1,748,574)	-	-	(1,748,574)
Dividends Payable	-	(278,572)	-	-	(2,889,117)	-	-	(2,889,117)
Unrealized gain / (loss) on investment	-	-	-	-	-	(6,250)	-	(6,250)
Unrealized foreign exchange gain / (loss)	-	-	-	-	-	1,858,476	-	1,858,476
Net income (loss)	-	-	-	-	-	-	10,674,658	10,674,658
Balance, June 30, 2013	37,837,838	$45,730,810	128,451,298	$138,304,344	$7,532,153	$1,415,882	$(82,221,718)	$65,030,661

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars) (unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012	Cumulative period from inception (May 14,1996) to June 30, 2013
Exploration costs incurred are summarized as follows:
Pan project
Assays and analysis	$-	$(36)	$-	$3,807	$931,888
Drilling	-	(58,887)	-	(58,887)	3,712,110
Engineering and consulting	25,497	1,773	34,354	25,637	3,625,632
Environmental	(4)	7,051	32	7,051	706,682
Field office and supplies	30,490	96,714	82,190	127,615	1,026,199
Legal	(852)	34,042	6,076	31,073	343,596
Property maintenance and taxes	-	3,220	1,200	2,945	960,347
Reclamation costs	6,464	(1,312)	6,842	3,769	(1,910)
Reproduction and drafting	529	3,417	1,982	3,417	81,747
Salaries and labor	314,271	194,694	620,874	277,084	3,517,687
Travel, transportation and accommodation	65,494	21,009	100,833	28,578	721,035
	441,889	301,685	854,383	452,089	15,625,013
Gold Rock project
Assays and analysis	835	29,539	117,211	89,414	605,164
Drilling	3,578	4,561	413,109	26,327	2,678,834
Engineering and consulting	(31,651)	128,575	148,330	223,550	852,004
Environmental	185,418	271,350	242,577	351,936	1,115,499
Field office and supplies	56,603	32,340	178,751	85,893	572,715
Legal	3,985	6,346	15,997	7,706	59,963
Property maintenance and taxes	1,030	785	68,822	14,332	609,345
Reclamation costs	6,211	2,494	6,516	12,179	39,315
Reproduction and drafting	(2)	783	1,677	783	41,059
Salaries and labor	69,897	87,444	420,680	210,339	1,181,855
Travel, transportation and accommodation	17,743	15,770	51,655	30,756	189,591
	313,647	579,987	1,665,325	1,053,215	7,945,344
Spring Valley project
Assays and analysis	-	-	-	-	3,329,900
Drilling	-	-	-	-	10,261,359
Engineering and consulting	43	7,988	(205)	30,343	2,738,419
Environmental	-	-	-	-	300,445
Field office and supplies	49	2,543	160	6,268	566,959
Legal	1,657	30,925	3,627	53,579	502,584
Operator fee	-	-	-	-	108,339
Property maintenance and taxes	-	-	-	-	496,317
Reclamation costs	11	135	12	135	30,974
Reproduction and drafting	1	90	4	90	30,172
Salaries and labor	525	5,167	1,195	15,217	1,280,297
Travel, transportation and accommodation	67	469	121	1,579	858,664
	2,353	47,317	4,914	107,211	20,504,429
Sub-total balance carried forward	$757,889	$928,989	$2,524,622	$1,612,515	$44,074,786

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012	Cumulative period from inception (May 14,1996) to June 30, 2013
Sub-total balance brought forward	$757,889	$928,989	$2,524,622	$1,612,515	$44,074,786
Tonopah project
Assays and analysis	-	16,649	-	19,496	552,388
Drilling	-	-	-	(64)	2,834,782
Engineering and consulting	14	8,714	2,335	14,530	4,453,406
Environmental	-	-	773	-	236,911
Field office and supplies	15	817	235	12,152	291,012
Legal	-	578	30	395	165,817
Property maintenance and taxes	522	508	522	508	638,989
Reclamation costs	3	3,330	271	4,912	39,510
Reproduction and drafting	-	98	6	98	23,637
Salaries and labor	166	21,121	1,501	74,200	956,269
Travel, transportation and accommodation	21	2,521	197	5,793	480,013
	741	54,336	5,870	132,020	10,672,734
Golden Eagle project
Assays and analysis	-	-	-	-	21,700
Drilling	-	-	-	-	3,638
Engineering and consulting	3,174	27,743	3,212	48,844	449,744
Field office and supplies	-	2,529	494	2,529	5,930
Legal	-	509	66	509	22,115
Property maintenance and taxes	(4,437)	8,527	3,180	8,527	33,083
Salaries and labor	-	4,940	2,907	4,940	18,883
Travel, transportation and accommodation	-	451	234	451	21,872
	(1,263)	44,699	10,093	65,800	576,965
Thunder Mountain project
Assays and analysis	-	69,221	-	70,940	86,367
Drilling	-	108,029	-	177,012	254,968
Engineering and consulting	-	21,521	-	46,462	47,171
Environmental	-	-	-	-	1,717
Field office and supplies	-	26,689	3	38,639	36,787
Legal and Accounting	-	-	-	-	3,233
Property maintenance and taxes	-	-	-	20,449	51,640
Reclamation costs	-	1,382	-	1,382	6,169
Salaries and labor	-	49,216	17	108,671	115,239
Travel, transportation and accommodation	-	13,077	44	21,609	21,834
	-	289,135	64	485,164	625,125
Pinyon project
Engineering and consulting	-	-	273	-	273
Field office and supplies	-	-	3,477	-	3,477
Legal	-	-	480	-	480
Property maintenance and taxes	-	-	55,116	-	55,116
Reclamation costs	-	-	26	-	26
Reproduction and drafting	-	-	101	-	101
Salaries and labor	-	-	21,048	-	21,048
Travel, transportation and accommodation	-	-	1,693	-	1,693
	-	-	82,214	-	82,214
Sub-total balance carried forward	$757,367	$1,317,159	$2,622,863	$2,295,499	$56,031,824

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)  (unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012	Cumulative period from inception (May 14,1996) to June 30, 2013
Sub-total balance brought forward	$757,367	$1,317,159	$2,622,863	$2,295,499	$56,031,824
Abandoned properties
Acquisition costs and option payments	-	-	-	-	40,340
Assays and analysis	-	-	-	5,296	101,908
Drilling	-	-	-	-	1,018,952
Engineering and consulting	-	1,836	-	9,894	3,753,510
Foreign exchange gain	-	-	-	-	81,600
Field office and supplies	-	58	-	2,447	312,850
Freight	-	-	-	-	234,956
Legal and accounting	-	-	-	-	466,764
Marketing	-	-	-	-	91,917
Interest on convertible loans	-	-	-	-	1,288,897
Property maintenance and taxes	-	-	-	-	511,445
Processing and laboratory supplies	-	-	-	-	941,335
Recoveries	-	-	-	-	(39,850)
Reclamation costs	-	62	-	6,969	45,428
Reproduction and drafting	-	-	-	-	6,215
Mining costs	-	-	-	-	693,985
Salaries and labor	-	190	-	9,832	47,552
Security	-	-	-	-	350,584
Travel, transportation and accommodation	-	278	-	3,084	448,862
Utilities and water	-	-	-	-	59,425
	-	2,424	-	37,522	10,456,675
Property investigations
Assays and analysis	-	9,434	-	9,434	198,528
Drilling	-	565	-	565	169,694
Engineering and consulting	-	174,734	-	174,734	385,125
Environmental	-	-	-	-	22,761
Field office and supplies	-	(135)	-	5,545	25,539
Legal	-	-	-	-	10,952
Property maintenance and taxes	-	608,569	(55,064)	608,569	777,180
Reclamation costs	-	-	-	-	3,048
Reproduction and drafting	-	394	-	394	5,336
Salaries and labor	-	11,393	-	24,989	38,725
Travel, transportation and accommodation	(7,630)	8,766	383	10,313	126,025
	(7,630)	813,720	(54,681)	834,543	1,762,913
	$749,737	$2,133,303	$2,568,182	$3,167,564	$68,251,412

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

1.  Nature and continuance of operations

Midway Gold Corp. (the “Company” or “Midway”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The Company has not generated any revenues from operations.  These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future.  The Company has incurred operating losses for the three and six months ended June 30, 2013 of $4,490,609 and $9,418,659; further operating losses are anticipated in the development of its business.  Since inception of May 14, 1996 to June 30, 2013 the Company’s accumulated deficit totals $82,221,718.  Management believes that the Company’s cash on hand of $65,810,880 at June 30, 2013 is sufficient to finance exploration and development activities and operations through at least the next twelve months.

The Company’s ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully obtain additional financing for the substantial capital expenditures required to achieve planned principal operations.  While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

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

3.    Net (income) loss per share

Basic loss per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted loss per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive effect of preferred shares using the if-converted method and exercise of stock options and warrants.

The two-class method is used to calculate basic and diluted (income) loss per common share since preferred shares is a participating security under ASC 260 Earnings per share. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic (income) loss per common share is computed by dividing net (income) loss attributable to common shareholders after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year. Diluted (income) loss per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

Basic and diluted (income) loss per share for the three and six month periods ended June 30, 2013 and 2012 are calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic (income) loss per share:
Numerator:
Net (income) loss attributable to common shareholders	$(2,436,696)	$4,227,245	$(6,036,967)	$7,299,639
Denominator:
Weighted-average common shares for basic (income) loss per share	128,451,298	114,428,565	128,451,298	114,195,541
Basic (income) loss per share	$(0.02)	$0.04	$(0.05)	$0.06

Diluted (income) loss per share:
Numerator:
Net (income) loss attributable to common shareholders	$(2,436,696)	$4,227,245	$(6,036,967)	$7,299,639
Effect of Gain on change in fair value of derivative preferred liability	4,659,804	-	13,532,205	-
Effect of Accretion of redeemable preferred shares	(891,024)	-	(1,748,574)	-
Effect of Preferred shares dividend	(1,469,385)	-	(2,889,117)	-
Effect of Canadian corporate dividend tax	(327,615)	-	(752,191)	-
Diluted (income) loss	$(464,916)	$4,227,245	$2,105,356	$7,299,639

Denominator:
Weighted-average common shares for basic (income) loss per share	128,451,298	114,428,565	128,451,298	114,195,541
Effect of dilutive securities:
Preferred Series A shares	37,837,838	-	37,837,838	-
Stock Options	1,190,878	-	-	-
Dilutive potential common shares	39,028,716	-	37,837,838	-
Total shares	167,480,014	114,428,565	166,289,136	114,195,541
Diluted (income) loss per share	$-	$0.04	$0.01	$0.06

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

For the three months ended June 30, 2013 and 2012, the effects of the assumed exercise of the combined stock options and warrants of 12,208,281 and 4,343,334, shares of common stock, respectively, were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive.

For the six months ended June 30,  2013 and 2012, the effects of the assumed exercise of the combined stock options and warrants of 4,134,167 and 4,343,334, shares of common stock, respectively, were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

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

The Company’s Level 2 liabilities include two derivative liabilities.  The first relates  to warrants issued as part of a public offering on July 6, 2012 (note 9(xxxix)).  The Company records the fair value of the warrant liability using the Black-Scholes option pricing model.  The second is an embedded derivative liability related to the convertible Series A Preferred Shares issued as part of a private offering closed on December 13, 2012 (note 10).  The Company engaged a third party valuation firm and records the fair value of the derivative liability.

The Company did not have any Level 3 assets or liabilities as of June 30, 2013 or December 31, 2012.

The determination of fair value for financial reporting purposes at June 30, 2013 utilizing the applicable framework is as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at June 30, 2013
Assets
Available-for-sale securities	$7,500	$-	$-	$7,500
Liabilities
Warrant liability	$-	$(112,847)	$-	$(112,847)
Preferred share liability	-	(13,797,930)	-	(13,797,930)

Financial instruments measured at fair value as at December 31, 2012 were as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at December 31, 2012
Assets
Available-for-sale securities	$13,750	$-	$-	$13,750
Liabilities
Warrant liability	$-	$(1,166,381)	$-	$(1,166,381)
Preferred share liability	-	(27,330,135)	-	(27,330,135)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

5.    Investments

On October 26, 2010, as consideration of certain area of interest obligations of NV Gold Corporation (“NVX”) that applied to the Roberts Gold project, the Company was issued 250,000 common shares of NVX.

During the three and six month periods ended June 30, 2013, the Company recorded a net unrealized loss of $2,500 and $6,250, respectively, and during the three and six month periods ended June 30, 2012, the Company recorded a net unrealized loss of $58,750 and $51,250, respectively, on the common shares of NVX in accumulated other comprehensive income.

	June 30, 2013
	Number of shares	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$(35,625)	$7,500

	December 31, 2012
	Number of shares	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$(29,375)	$13,750

6.  Property, equipment and mine development

At June 30, 2013 and December 31, 2012, property, equipment and mine development consisted of the following:

	June 30,	December 31,
	2013	2012
Land	$579,473	$548,125
Buildings and leasehold improvements	699,058	519,699
Computer equipment and software	1,112,527	944,708
Trucks and autos	418,282	365,747
Office equipment	201,629	190,721
Field equipment	266,129	227,850
Mine development	8,439,459	6,057,111
Subtotal	11,716,557	8,853,961
Accumulated depreciation	(1,153,105)	(848,002)
Totals	$10,563,452	$8,005,959

Depreciation expense for the three and six months ended June 30, 2013 was $123,432 and $241,255, respectively compared to depreciation expense for the three and six months ended June 30, 2012 of $83,294 and $167,004, respectively.  The Company evaluates the recoverability of long lived assets when events and circumstances indicate that such assets might be impaired.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Beginning on January 1, 2012, the Company began to capitalize into mine development permitting, engineering and other development activities related to the Pan project as part of the Company’s plans to advance the Pan project to production.  When a project is determined to contain proven or probable reserves, costs incurred in anticipation of production are capitalized into Mine development.  Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use.  When a project commences commercial production and the project is determined to contain proven or probable reserves, amortization and depletion of capitalized costs will be computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.  Depreciation of related capitalized equipment is computed on a straight-line basis over the estimated economic life.

7.    Mineral properties

Details on the Company’s mineral properties are found in note 6 to the audited consolidated financial statements for the year ended December 31, 2012.

	June 30,	December 31,
Mineral property	2013	2012
Pan	$35,434,255	$34,490,915
Gold Rock	1,864,297	972,245
Spring Valley	5,038,995	4,790,292
Tonopah	7,617,806	7,508,054
Golden Eagle	2,285,036	2,161,420
Pinyon	44,054	-
	$52,284,442	$49,922,926

(a)     Pan property, Nevada

The Company assumed a mineral lease agreement on  January 7, 2003 with Newark Valley Mining Corp. (“NVMC”) (formerly Gold Standard Royalty Corporation (“GSRC”) and earlier the Lyle Campbell Trust) for a 100% interest in the Pan property.  The Company must pay an advance minimum royalty of the greater of U.S.$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter proceeding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale Net Smelter Returns (“NSR”) production royalty of between 2.5% and 4%.  On January 2, 2013, the Company paid $283,194 (U.S.$287,448).  The Company must incur a minimum of U.S.$65,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease.

(b)     Gold Rock property, Nevada

The Company assumed the mineral lease agreement on  March 20, 2006, with NVMC for a 100% interest in the Gold Rock property. Annually, the Company must pay an advance minimum royalty of the greater of U.S.$60,000 or the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter preceding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  On January 2, 2013 the Company paid $175,857  (U.S.$178,499).  The Company must incur a minimum of U.S.$75,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

(c)     Spring Valley property, Nevada

The Company signed an exploration and option to joint venture agreement (the “Barrick Agreement”) with Barrick Gold Exploration Inc. (“Barrick”), a wholly owned subsidiary of Barrick Gold Corporation, effective on March 9, 2009, on the Spring Valley gold project that superseded a term sheet executed on October 17, 2008.  Barrick is granted the exclusive right to earn a 60% interest in the project by spending US$30,000,000 on the property over five years. Barrick may increase its interest by 10%  (70% total) by spending an additional US$8,000,000 in the year immediately after vesting at 60%. At the Company’s election, Barrick may also earn an additional 5%  (75% total) by carrying the Company to a production decision and arranging financing for the Company’s share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established. The Company will coordinate geologic and administrative activities under the direction of Barrick, billing monthly at cost plus an administrative fee of 5%.

At June 30, 2013 and December 31, 2012, no amounts were due from Barrick for recoverable salaries and expenses, pursuant to the Spring Valley exploration option and joint venture agreement.  Barrick has informed the Company that they have earned a 60% interest in the Spring Valley property as of April 19, 2013, and that they intend to incur the additional U.S.$8,000,000 in exploration expenditures to increase their interest in the property to 70%.

(d)     Tonopah property, Nye County, Nevada

Through a series of agreements, amendments and payments the Company acquired a 100% interest in the Tonopah property.  The acquisition is subject to a sliding scale royalty on NSR between 2% and 7% from any commercial production, based on changes in gold prices and an advance minimum royalty, recoverable from commercial production, of U.S.$300,000 per year payable on each August 15.

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

(f)     Pinyon property, Nevada

The Company entered into an earn-in agreement with Aurion Resources (“Aurion”) in November 2012 for claims east of the Company’s Pan property and north of the Company's Gold Rock property. The Company can earn an initial 50% interest by completing $2 million in expenditures over 5 years ("Primary" earn-in), after which it can elect to either declare a 50-50 joint venture or spend a further $2 million over 2 years ("Secondary" earn-in) to earn an additional 20% for a total 70% interest.  The Company can also earn an additional 5% (75% total) by arranging mine financing.  As of June 30, 2013 the Company has a spent a total of $82,214.

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

At June 30, 2013 the Company had posted a total of $264,941  (U.S.$251,893) of reclamation deposits compared to $853,110  (U.S.$857,525)  at December 31, 2012.  During the three months ended June 30, 2013, U.S.$608,949 of reclamation deposits were released and refunded to the Company due to surety bonding that has been put into place.

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

(xxv)     On April 16, 2007, the Company issued 7,764,109 common shares at a value of $25,000,431 along with 308,000 stock options at a value of $608,020 and 870,323 share purchase warrants at a value of $1,420,054 in connection with the acquisition of Pan-Nevada Gold Corporation.  By December 31, 2007, 154,000 of the stock options had been exercised and 761,823 share purchase warrants had been exercised.  By December 31, 2008 the remaining 108,500 share purchase warrants were exercised and 84,000 stock options had been exercised.  On October 11, 2008 the final 70,000 stock options expired not exercised.

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

(xxxviii)     On September 23, 2011, the Company announced that it had established an "At-the-Market" ("ATM") issuance program under which it may sell up to a maximum of 6,000,000 of its common shares.  The ATM issuance program is available to the Company on an as needed basis.  Subject to market conditions and funding requirements, the Company may, at its discretion, from time to time sell all, some, or none of the reserved shares during the term of the ATM program.  Any common shares issued under the ATM program will be sold through ATM issuances in the United States.  No ATM issuances will be made through the facilities of any Canadian securities exchange.  Any ATM issuances will be made at market prices prevailing at the time of the sale and, as a result, prices may vary.  During the three months ended June 30, 2013, the Company did not issue any shares pursuant to the ATM program.    As of June 30, 2013, the Company has issued a total of 637,736 shares and received net proceeds of $1,554,957 pursuant to the ATM program.  The ATM issuance program was terminated at the Company’s discretion on July 29, 2013.

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

(c)     Stock options

The Company adopted the 2013 Stock and Incentive Plan (the “2013 Plan”) after approval of the 2013 Plan by the Company’s Shareholders at the Annual General and Special Meeting on June 20, 2013.  The 2013 Plan is designed to replace the 2008 Stock Option Plan (the “Plan”); however, all outstanding option grants as of the adoption of the 2013 Stock and Incentive Plan on June 20, 2013 will remain under the control of the 2008 Stock Option Plan.  As of June 30, 2013, the Company had 10,211,667 stock options outstanding which remain under the control of the 2008 Stock Option Plan.  Upon adoption of the 2013 Plan on June 20, 2013, the 2008 Stock Option Plan ceased to be available for the granting of new stock options.

The 2013 Plan permits a fixed aggregate number of common shares to be issuable under all awards under the 2013 Plan of 16,628,914 (“Award Cap”), which was equivalent to 10% of the Company’s common shares plus Series A Preferred Shares as of April 18, 2013. The total number of common shares issuable to insiders at any time and issued to insiders of the Company within any one-year period pursuant to stock options granted under the 2013 Plan, together with any other security based compensation arrangements of the Company, may not exceed 10% of the issued and outstanding common shares and preferred shares.  The number of common shares issuable for Awards made under the 2008 Stock Option Plan is deducted from the Award Cap. The Award Cap represents the maximum number of shares issuable under both plans.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

The exercise price of a stock option granted under the 2013 Plan will be determined by the Compensation Committee at the time the option is granted, but the exercise price may not be less than 100% of the fair market value of the Company’s common shares on the date of grant of such option.  The fair market value is the closing price of one common share on the trading day immediately preceding the date of grant on the NYSE MKT Stock Exchange. Stock options granted under the 2013 Plan are subject to the following restrictions: (i) a promissory note is not permitted as payment for a stock option; (ii) the maximum term for stock options is 10 years from the date of grant; and (iii) unless otherwise fixed, stock options expire three months after the person to which they have been granted is terminated (12 months if due to death) or when options expire during a trading restriction, expiry is extended to the third trading day after a period during which trading in the common shares was prohibited or restricted pursuant to the policies of the Company.

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

The Company recorded stock-based compensation expense, net of forfeitures, of $182,480 in the three months ended June 30, 2013 compared to $450,717 for the three months ended June 30, 2012, and $751,689 in the six months ended June 30, 2013 compared to $1,145,824 for the six months ended June 30, 2012.  For options vesting during the three months ended June 30, 2013 and 2012, $208,648 and $378,026 was included in salaries and benefits in the statement of operations, respectively, $(18,892) and $62,596 was included in salaries and labor in the schedule of mineral exploration expenditures and $(7,276) and $10,095 was included in consulting in the statement of operations for non-employee stock-based compensation.  For options vesting during the six months ended June 30, 2013 and 2012, $603,618 and $1,058,745 was included in salaries and benefits in the statement of operations, respectively, $101,962 and $104,615 was included in salaries and labor in the schedule of mineral exploration expenditures and $46,109 and $(17,536) was included in consulting in the statement of operations for non-employee stock-based compensation. The estimated unrecognized compensation cost from unvested options as of June 30, 2013 was approximately $880,485, which is expected to be recognized over the remaining vesting period of 1.8 years, and has a weighted average remaining contractual term of 2.89 years.

The weighted-average grant date fair value of options is summarized below for the six months ended June 30, 2013 and 2012.

	June 30, 2013	June 30, 2012
Unvested Beginning of Year	$2.12	$1.80
Granted	0.55	1.33
Vested	0.61	0.83
Expired	1.28	1.50
Unvested End of Period	$0.88	$0.99

The following table summarizes activity for compensatory stock options during the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2013	7,817,501	$1.35	$2,570,692	7,082,504
Granted	2,745,000	1.14	-	-
Exercised	-	-	-	-
Cancelled	(350,834)	1.78	-	-
Outstanding, June 30, 2013	10,211,667	$1.26	$958,367	7,899,158

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

The following table summarizes information about outstanding compensatory stock options as of June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.56 - $1.00	4,334,167	1.8	$0.74	4,134,167	$0.73	$958,367
$1.01 - $1.60	2,638,333	4.6	1.18	1,048,322	1.22	-
$1.61 - $2.20	3,189,167	2.9	2.07	2,683,336	2.07	-
$2.21 - $2.80	50,000	3.1	2.34	33,333	2.34	-
	10,211,667	2.9	$1.28	7,899,158	$1.26	$958,367

d)     Share purchase warrants:

Total outstanding warrants at June 30, 2013 were 6,130,781. The exercise price on all warrants outstanding was U.S.$1.85 per share and entitles the holder to purchase one additional common share until December 6, 2013, subject to acceleration provisions.  U.S. GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value each reporting period.  The Company adjusted the fair value of the warrant liability as of December 31, 2012 to $1,166,381, calculated using the Black-Scholes option pricing model. As of June 30, 2013, the fair value of the warrant liability was adjusted to $112,847, calculated using the following assumptions: common share price of $0.94; expected life of 6.25 months; volatility of 63%; no dividend yield; a risk free interest rate of 0.12% and an exchange rate of 1.052. The gain of $476,790 and $1,053,534 related to the change in the fair value of the warrants has been reported in “Gain on change in fair value of derivative liability” within Other Income in the Consolidated Statement of Operations for the three and six months ended June 30, 2013, respectively.

During the three and six months ended June 30, 2013, the Company did not issue any warrants.

A summary of the Company’s stock purchase warrants as of June 30, 2013 is presented below:

	Number of Warrants	Weighted Average Exercise Price (US $)	Remaining Contractual Life (in years)
Balance, December 31, 2012	6,130,781	$1.85	1.02
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, June 30, 2013	6,130,781	$1.85	0.52

10.  Redeemable preferred shares

In December 2012, the Company issued 37,837,838 Series A Preferred Shares at U.S.$1.85 per share for gross proceeds of $68,936,000 (U.S.$70,000,000) by way of a private placement.  The Company incurred a total of $641,333 in share issuance costs, of which the Company proportionately allocated $229,753 to the embedded derivative liability and, the remaining share issuance costs of $411,580 are presented net of the redeemable preferred shares on the Consolidated Balance Sheet.  There is an eight percent (8%) annual dividend, compounding monthly, payable quarterly on the Series A Preferred Shares. At the Company’s option, it may pay the 8% dividend with common shares, net of withholding taxes, in-lieu of cash, based on the closing price of the Company’s common shares as quoted by the NYSE MKT on the trading day immediately prior to the payment date.

2013 Dividend	Date Declared	Record Date	Dividend Per Share	Total Dividend (CAD)	Payment Date	Payment Type
Preferred Series A Holders	March 11, 2013	March 25, 2013	$0.04	$1,699,140	April 1, 2013	Cash
Preferred Series A Holders	June 20, 2013	June 24, 2013	0.04	1,468,549	July 2, 2013	Shares 1,166,930 shares
			$0.08	$3,167,689

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Canadian tax legislation requires a corporate tax to be paid on all cash or in-kind dividends declared and paid by a Canadian entity on taxable preferred shares.  Therefore, the dividends declared during the six months ended June 30, 2013, resulted in a Canadian corporate “Part VI.1” current tax payable of $752,191.  The Company is entitled to a deduction for tax purposes equal to 3.5 times Part VI.1 taxes paid.  Therefore, future Canadian corporate tax savings, if realizable, should approximately offset the preferred dividend tax expense.

The holders of each Series A Preferred Share are able to convert the shares into common shares on a one-for-one basis at any time.  After December 13, 2013, the Company can pro-ratably force conversion of the shares into common shares on a one-for-one basis provided that the weighted average price of the common shares exceeds U.S.$3.70 on each trading day during 20 consecutive trading days immediately prior to both the delivery of an applicable mandatory conversion notice and the applicable mandatory conversion date.  From and after the date which is five years from the issuance date of the Series A Preferred Shares (December 13, 2017), the Company or each holder of Series A Preferred Shares has the right, exercisable by 30 days' notice in writing, to redeem or to require the Company to redeem in cash any portion of the Series A Preferred Shares at U.S.$1.85 per share plus accumulated unpaid dividends.  If the outstanding Series A Preferred Shares had been converted as of June 30, 2013, 37,837,838 common shares would have been issued and the fair value of those common shares based upon the closing price on the NYSE MKT as of June 30, 2013 of U.S.$0.94 would have been U.S. $35,567,568.  If the common share price was above U.S. $1.85, there would be no change to the number of common shares issued upon conversion.

On June 20, 2013, at the Company’s Annual General and Special Meeting of Shareholders, the common shareholders granted the holders of the Series A Preferred Shares the right, voting as a separate class, to nominate and elect one director to the Company’s board of directors at each annual or special meeting of the Company’s shareholders or action by written consent of the Company’s shareholders at which directors will be elected.

The Company also sought shareholder approval for the holders of the Series A Preferred Shares to have certain governance rights in the event the Company fails to redeem the Series A Preferred Shares when due, however this proposal did not pass at the 2013 Annual General and Special Meeting.  Per the Side Letter entered in connection with the issuance of the Series A Preferred Shares, the Company will seek shareholder approval at each annual or special meeting of shareholders until the proposal is approved.

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

Of the 37,837,838 Series A Preferred Shares sold, EREF-MID II, LLC and HCP-MID, LLC purchased a combined 17,837,838 Series A Preferred Shares.  Hale Fund Management, LLC, (“HFM”) is the manager of EREF-MID II, LLC. Hale Capital Partners, LP, (“HCP”) is the sole member of HCP-MID, LLC.  Hale Fund Partners, LLC, (“HFP”) is the general partner of HCP. Hale Capital Management, LP, (“HCM”) is the manager of HCP.  Hale Fund Management, LLC, (“HFM”), is the general partner of HCM and exercises voting and investment power over the Series A Preferred Shares held by HCP-MID, LLC.  Mr. Martin Hale, a member of the Company’s board of directors, is the (i) CEO of HCP, (ii) the sole owner and managing member of HFP and (iii) the sole owner and CEO of HFM.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

US GAAP requires that embedded derivatives not closely related to the host contract be bifurcated from the host contract and accounted for at fair value.  Because the convertible instrument is denominated in U.S. dollars and the functional currency of the Company is Canadian dollars, the Company recorded an embedded derivative liability to account for the conversion features of the Series A Preferred Shares.  Pursuant to derivative accounting guidance under ASC 815, the embedded derivative liability is to be re-measured at each reporting period with changes in the liability being recorded through earnings.  The fair value of the embedded derivative liability as of June 30, 2013 was $13,797,930, calculated using a volatility of 48.6%, a credit spread of 21.0%, common stock closing price of U.S.$0.943, risk-free rate of 1.39% and USD to CAD exchange rate of 1.052.  The income of $4,659,804 and $13,532,205 included in gain on change in fair value of derivative liabilities has been reported in Other Income in the Consolidated Statement of Operations, for the three and six months ended June 30, 2013, respectively.

The balance of the Company’s redeemable preferred shares and changes in the carrying amount of the redeemable preferred shares are as follows:

Redeemable Preferred Shares
Balance as of December 13, 2012	$43,828,888
Accretion of Redeemable preferred shares	153,662
Preferred share cumulative dividend	278,572
Balance as of December 31, 2012	$44,261,122
Accretion of Redeemable preferred shares	1,748,574
Preferred share cumulative dividend	2,889,117
Declared Preferred share cumulative dividend	(3,167,689)
Share issuance costs	(314)
Balance as of June 30, 2013	$45,730,810

11. Accumulated other comprehensive income (loss)

The components of AOCI as of June 30, 2013 were as follows:

	Unrealized (gain) loss on investment	Currency Translation Adjustment	Total AOCI
Balance as of December 31, 2012	$29,375	$406,969	$436,344
Other comprehensive income before reclassifications	6,250	(1,858,476)	(1,852,226)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current-period other comprehensive income	6,250	(1,858,476)	(1,852,226)
Balance as of June 30, 2013	$35,625	$(1,451,507)	$(1,415,882)

12.  Commitments

The Company has obligations under operating leases until 2020 for its corporate offices in Englewood, Colorado, until 2014 for offices in Ely, Nevada and until 2015 for office equipment.  Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included in the table below.

The Company has purchased surety bonds during the three months ended June 30, 2013 for reclamation bonds covering several of the Company’s projects in the amount of $846,491.  The surety bonds are in place for a one year period through May of 2014, at which point the Company can elect to renew the surety bonds or deposit the full cash amount of the reclamation bonds with the Bureau of Land Management.

In addition, the Company has cancellable contract obligations related to consulting service agreements until 2016.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

	Payments due by period
	Current Year	One – Three Years	Four – Five Years	Thereafter	Total
Operating Lease obligations	$181,761	$615,562	$579,938	$712,840	$2,090,101
Contract obligations	55,678	47,997	3,576	1,262	108,513
Total	$237,439	$663,559	$583,514	$714,102	$2,198,614

13.  Related party transactions

On May 19, 2012, the Company entered into a consulting agreement with its former Chief Executive Officer for a term of twelve months.  Under the agreement the former Chief Executive Officer provided advisory services from time to time to the Company.    For the three and six months ended June 30, 2013, the Company paid consulting fees of $16,370 and $65,776, respectively to the Company’s former Chief Executive Officer (“CEO”) under this agreement.  For both the three and six month periods ending June 30, 2012, the Company paid $21,511 to the former Chief Executive Officer under the agreement.

Included in accounts payable and accrued liabilities, amounts payable to directors and officers at June 30, 2013 and December 31, 2012, were $25,963 and $15,032, respectively.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

For information on the related parties involved in the Series A Preferred transaction see note 10.

14.  Financial instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Investments and derivative liabilities at June 30, 2013 and December 31, 2012 are recorded at fair values (note 4).

15.  Supplemental disclosure with respect to cash flows

The significant non-cash transactions for the six months ended June 30, 2013, was the accrual of the preferred shares cumulative dividend of $2,889,117,  and the accretion of redeemable preferred shares of $1,748,574 (see note 10).  Both items are transfers of stockholder’s equity to redeemable preferred shares.

The significant non-cash transactions for the six month period ended June 30, 2012 was nil.

16.  Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development, with all of the Company’s long-lived assets being located in the United States at June 30, 2013 and December 31, 2012.

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

Overview

Company Overview

We are a development stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. Our mineral properties are located in Nevada and Washington. Our Pan project is in the development stage. The Gold Rock, Spring Valley, Tonopah and Golden Eagle gold properties are exploratory stage projects with identified gold mineralization. The Thunder Mountain and Pinyon projects are earlier stage gold and silver exploration projects.

We are currently working towards transitioning from a development stage company to a gold production company with plans to advance the Pan property, located in White Pine County, Nevada, through to production by the second half of 2014.

Recent Developments

Preferred Series A Dividend Declared and Paid

On June 20, 2013 our Board of Directors (the “Board”) declared the second dividend payment to the holders of Series A Preferred Shares with a record date of June 24, 2013, totaling $1,468,549 (U.S. $1,405,466), which was paid on July 2, 2013 in stock less applicable tax withholdings, through the issuance of 1,166,930 common shares to the holders of the Series A Preferred Shares.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Midway’s Common Shares to Trade on TSX

On July 15, 2013, we received final approval to move the trading of our common shares in Canada from the TSX Venture Exchange to the Toronto Stock Exchange (the “TSX”).  In connection with our move to the TSX, we certified that if we fail to redeem Series A Preferred Shares two years after receiving a redemption demand and the holders of our Series A Preferred Shares are able to elect the majority of our Board in accordance with Article 26.7(3) of our Notice of Articles, we would propose an amendment to our Articles to re-designate our common shares and if such re-designation failed, voluntarily delist from the TSX.  Trading of our common shares on the TSX commenced on July 16, 2013.

Property Highlights for the Second Quarter 2013:

•

Pan project – Permitting continues to advance with the publication of the Draft Environmental Impact Statement (“DEIS”) by the Bureau of Land Management (“BLM”).  In addition, a Water Pollution Control Permit was received from the Nevada Division of Environmental Protection (“NDEP”). Permitting remains on schedule with production planned in 2014.

•

Gold Rock project – A mining Plan of Operations was submitted to the BLM and the NDEP in March 2013. It was declared complete by the agencies, starting the Environmental Impact Statement (“EIS”) process.  Gold Rock is scheduled to be the Company's second operating gold mine and is currently targeted for production in 2016.

•

Spring Valley project – Barrick informed us that they completed their earn-in to a 60% interest in the Spring Valley property as of April 19, 2013, and were exercising their option to spend an additional $8,000,000 in exploration expenditures to increase their interest in the property to 70%.

Activities on our properties in the second quarter ended June 30, 2013, and up to the date of this Quarterly Report on Form 10-Q, are described in further detail below.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

The map below shows the location of our properties located in Nevada, USA.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Pan Project, White Pine County, Nevada

The Pan property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.  Access is via a seven mile dirt road running south-southeast from US Highway 50, at a point about 17 miles southeast of Eureka, Nevada. Eureka has a population of about 2,000. Water is readily available from wells on of the property. Permitting and engineering are underway to extend power lines to the property.

Highlights

Permitting continues to be a high priority with a goal of initial production on the Pan project in 2014. The DEIS has been completed and the public comment period is now closed.  Comments received were overwhelmingly positive. The BLM held public comment meetings on April 9 and 10, 2013 in Ely and Eureka, Nevada.  Applications for over 40 other permits are in progress. We have received some critical permits such as the Water Pollution Control Permit and the Class I Air Quality Operating Permit, which authorize the construction, operation and closure of approved mining facilities once the EIS is complete and a Record of Decision has been received from the BLM.

Our engineers continue to optimize details of the proposed mining operation in order to streamline construction and keep costs low. On-going efforts include:

•	Optimizing pit plans and mining equipment needs
•	Updating capital and operating costs
•	Continuing gold recovery tests on bulk samples from the mining area
•	Detail design of facilities
•	Detailed engineering of power line to site

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

Table 2:  Total Pan Mineral Reserves, November 2011

Pit	Cutoff Grade	Metric Tonnes	Gold Grade	Ounces Gold
Area	(grams/tonne)	(x 1000)	(grams/tonne)	(x 1000)

Proven
North & Central	0.27	13,085	0.60	251
South	0.21	12,160	0.61	236
All Pits		25,245	0.60	487

Probable
North & Central	0.27	10,994	0.50	178
South	0.21	12,073	0.51	199
All Pits		23,067	0.51	377

Proven plus Probable
North & Central	0.27	24,078	0.55	429
South	0.21	24,233	0.56	435
All Pits		48,311	0.56	864

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

Mining and Production

The Pan gold deposit contains mineralization at or near the surface and spatially distributed in a manner that is ideal for open pit mining methods. The results of mineral extraction tests indicate that ore from the Pan deposit can be processed by conventional heap leaching methods. Ore will be loaded into 150-ton haul trucks and transported to the primary jaw crusher near the mouth of the pit.  The crushed ore material will be agglomerated, and conveyed to the heap leach pad.  Pregnant solutions will be treated in an adsorption/desorption recovery (ADR) plant. Crush size and leach kinetics are based on metallurgical testing used in the Feasibility Study.  Additional testing for optimization is underway.

Operating Costs from Feasibility Study

	U.S.$	U.S.$
Description	Per ton of ore	Per oz of gold
Mining	2.78	227.97
Processing	2.58	211.82
G&A	0.37	30.49
Production Taxes	0.52	42.99
Contingency – 10%	0.29	23.51
Total Operating Cost	$6.54	$536.78

Initial Capital Costs from Feasibility Study (in millions)

Description	U.S.$
Construction and owner’s capital	$ 84.2
Contingency (5%)	6.8
Working capital and inventory	8.2
Total	$ 99.2

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

During the three months ended June 30, 2013 and 2012 we incurred expenditures of $441,889 and $301,685 at the Pan project, respectively and $854,383 and $452,089 in the six months ended June 30, 2013 and 2012, respectively.  These expenditures were primarily for salaries and labor, which were 71 % and 73% of mineral exploration expenditures during the three and six months ended June 30, 2013.  For the comparable period during 2012, expenditures were primarily for salaries and labor, which were 64% and 61% of mineral exploration expenditures during the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2013, we capitalized into property, equipment and mine development $1,077,206 and $1,972,657 of Pan expenditures, respectively, for permitting, mitigation, engineering, site characterization, metallurgy, mine planning, and detailed design.  For the comparable period during 2012, we capitalized $1,532,402 and $2,047,950 of Pan expenditures.

We believe that there is no material difference between the mineral reserves as disclosed above under our NI 43-101 Feasibility Study above and those disclosable under SEC Industry Guide 7, and therefore no reconciliation is provided.  Since the Pan project has known reserves under SEC Industry Guide 7 the project is considered by us to be in the development stage.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Gold Rock Project, White Pine County, Nevada

The Gold Rock property is situated in the eastern Pancake Range in western White Pine County, Nevada. The property is eight miles southeast of our Pan project. Access is via the Green Springs road from US Highway 50 approximately 65 miles from Ely, Nevada. Water for exploration purposes is available from wells in the region under temporary grant of water rights.  It is anticipated that power will be available from the line being extended to serve the nearby Pan Project.

Surface mapping and sampling continue to define drill targets for future drilling on the project.

A mining Plan of Operations was submitted to the BLM on March 21, 2013. It was declared complete by the BLM, officially beginning the EIS process.  Gold Rock is scheduled to be our second operating gold mine and is currently targeted for production in 2016.

We incurred $313,647 and $1,665,325 of expenditures at the Gold Rock project in the three and six months ended June 30, 2013, respectively, of which salaries and wages were 22% and 25%, respectively.  Environmental costs were 59% of the expenditures for the three months ended June 30, 2013, while reverse circulation drilling costs accounted for 25% of expenditures for the six months ended June 30, 2013.  For the three and six months ended June 30,  2012, we incurred $579,987 and $1,053,215, of which 22% and 21% were cost of engineering studies, 15% and 20% was related to salaries and wages and the balance on geological programs.

Spring Valley Project, Pershing County, Nevada

The Spring Valley property is located in the Spring Valley Mining District, Pershing County, Nevada, approximately 20 miles northeast of the town of Lovelock.  The property is accessed from Nevada State Highway 50, which extends eastward from US Interstate 80 and is paved to the Rochester turn-off; thereafter it is a dirt road.  Water for exploration purposes is available from water wells drilled on the property under temporary grant of water rights.  Power is accessible from existing power lines; however capacity is unknown.

The Spring Valley project is under an exploration and option agreement to enter into a joint venture with Barrick.  Barrick is funding 100% of the costs to earn an interest in the project. Barrick informed us that they have incurred $30,000,000 in exploration expenditures as of April 19, 2013, completing the earn-in requirement for a 60% interest in the property.  Additionally, Barrick stated their intention to spend an additional $8,000,000 in exploration expenditures to increase their interest in the property to 70%.  Exploration in 2013 will focus on in-fill drilling in the main resource area.

During the three months ended June 30, 2013 and 2012, we incurred $2,353 and $47,317, respectively.  For the six months ended June 30, 2013 and 2012, we incurred $4,914 and $107,211.  In 2013, we incurred costs that primarily related to legal and accounting fees.  The costs incurred in 2012 were primarily related to funding engineering and legal costs incurred on the portion of the Seymork land that falls outside of the area of interest under the Barrick joint venture agreement.

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

We incurred $741 and $5,870 of expenditures at the Tonopah project in the three and six months ended June 30, 2013, respectively.  The expenditures were comprised of 22% and 26% related to salaries and wages and 2% and 40% related to engineering and consulting expenses, for the three and six months ended June 30, 2013.  For the comparable periods in 2012, we incurred $54,336 and $132,020, of which 39% and 56% related to salaries and wages and 31% and 15% was for assays and analysis.

Golden Eagle Project, Ferry County, Washington

The Golden Eagle property is located on private land in the Eureka (Republic) mining district in Ferry County, Washington. The property is two miles northwest of the town of Republic, Washington and is accessed by the Knob Hill county road.

There was no new exploration activity on the project during the quarter.

We incurred $(1,263) and $10,093 of expenditures at the Golden Eagle project in the three and six months ended June 30, 2013 primarily related to property maintenance and taxes.  For the comparable periods in 2012, we incurred $44,699 and $65,800 primarily for engineering studies.

Thunder Mountain Project, Nye County, Nevada

Thunder Mountain is a gold and silver rich epithermal vein and disseminated gold system hosted in rhyolite tuffs and flow dome complexes located six miles southeast of the Tonopah project in Nye County, Nevada.

There was no new exploration activity on the project during the quarter.

We incurred no expenditures at the Thunder Mountain project in the three months ended June 30, 2013, and minimal expenditures for the six months ended June 30, 2013.  For the comparable periods in 2012, we incurred $289,135 and $485,164, of which 37% and 36% was related to drilling, for the respective periods.

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

We incurred nil and $82,214 of expenditures at the Pinyon project in the three and six months ended June 30, 2013, primarily for property maintenance and taxes.  We did not incur any expenditures for the comparative periods in 2012.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The following table summarizes our results of operation for the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

	Three Months ended June 30, 2013	Three Months ended June 30, 2012	Change

Expenses
Consulting	95,204	81,155	(14,049)
Depreciation	123,432	83,294	(40,138)
Interest and bank charges	286	584	298
Investor relations	5,804	20,033	14,229
Legal, audit and accounting	1,757,924	190,405	(1,567,519)
Management fees	-	16	16
Mineral exploration expenditures	749,737	2,133,303	1,383,566
Office and administration	390,187	188,429	(201,758)
Salaries and benefits	1,193,817	936,307	(257,510)
Transfer agent and filing fees	63,994	68,795	4,801
Travel	110,224	79,940	(30,284)
Operating loss	4,490,609	3,782,261	(708,348)

Other income (expenses)	7,325,892	(550,855)	(7,876,747)
Income tax recovery	1,961,822	105,871	(1,855,951)

Net (income) loss	$(4,797,105)	$4,227,245	$9,024,350

 Significant differences between the periods are as follows:

Depreciation expense during the three months ended June 30, 2013 was $123,432 compared to $83,294 during the comparable period of 2012, an increase of $40,138, or 48%. This was primarily due to a 22% increase in depreciable assets from the comparable period of 2012.

Legal, audit and accounting totaled $1,757,924 for the three months ended June 30, 2013, compared to $190,405 in the comparable period, an increase of $1,567,519.  We incurred significant increases in legal expenses and costs related to financial advisory services.  The increased legal expenses related to general legal issues, land claims and other corporate entity matters, which were necessary to continue our advancement from a development stage company to gold production. We also continued to utilize financial consultants during the three months ended June 30, 2013 to meet the demands related to SEC and SEDAR filing requirements and the investigation of different financing options to meet our capital demands as we bring the Pan project into production.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Mineral exploration expenses for the three months ended June 30, 2013 decreased $1,383,566, or 65%, from the same period of 2012.  Details of the expenses in each period may be found in the schedule of mineral exploration expenses to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees for the three months ended June 30, 2013 of $(18,892) compared to $62,596 during the comparable period of 2012.  Additionally, beginning on January 1, 2012, the Company began to capitalize certain permitting and engineering activities as part of our plans to advance the Pan project to production and in the three months ended June 30, 2013 the Company capitalized $1,077,206 of these costs as compared to $1,532,402 for the comparable period in 2012.

Office and administration expenses for the three months ended June 30, 2013 were $390,187 compared to $188,429 during the comparable period of 2012, an increase of $201,758 or 107%.  This increase is a result of additional overhead costs related to our increase in employees, including increased rent expense in both our Englewood and Ely offices, increased information system costs due to our continued growth and higher insurance premiums.

Salaries and benefits during the three months ended June 30, 2013 were $1,193,817 inclusive of $208,648 of non-cash stock based compensation, compared to $936,307 and $378,026 during the comparable period of 2012, respectively, an increase of $257,510, or 28%.  We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants.  We use the Black-Scholes model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value.  We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options. The cash component of salaries and benefits has increased period over period as a result of seven additional employees as of June 30, 2013 from 30 as of June 30, 2012.

Other income (expenses) for the three months ended June 30, 2013 was an income of $7,325,892 compared to a net expense of $550,855 during the comparable period of 2012, a net change of $7,876,747.  During the three months ended June 30, 2013 we recorded a gain on the change in the fair value of derivative liabilities of $5,136,594 ($476,790 warrant liability and $4,659,804 derivative preferred liability) and a foreign exchange gain of $2,151,974.

US GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the functional currency (Canadian dollar) to be considered as a liability and this liability is stated at fair value for each reporting period with changes in the liability being recorded through earnings.  The share purchase warrants included in the public offering of units that closed in July 2012, had an exercise price of U.S.$1.85.  We adjusted the fair value of the warrant liability as of December 31, 2012 to $1,166,381, calculated using the Black-Scholes option pricing model. As of June 30, 2013, the fair value of the warrant liability was adjusted to $112,847, calculated using the following assumptions: expected life of 6.25 months; volatility of 63%; no dividend yield; a risk free interest rate of 0.12% and an exchange rate of 1.052. The income of $476,790 has been reported in Other Income in the Consolidated Statement of Operations, for the three months ended June 30, 2013.

Because the convertible instrument is denominated in U.S. dollars and our functional currency is Canadian dollars, we recorded an embedded derivative liability to account for the conversion features of the Series A Preferred Shares. An independent third party was engaged by us to perform a valuation of the associated liability based upon the terms of the Preferred shares.  Pursuant to derivative accounting guidance under ASC 815, the embedded derivative liability is to be re-measured at each reporting period with changes in the liability being recorded through earnings.  The fair value of the embedded derivative liability as of June 30, 2013 was U.S.$13,118,397, calculated using a volatility of 48.6%, a credit spread of 21.0%, common stock closing price of U.S.$0.943, risk-free rate of 1.39% and USD to CAD exchange rate of 1.052.  The gain of $4,659,804 related to the change in fair value has been reported in Other Income in the Consolidated Statement of Operations, for the three months ended June 30, 2013.  The change in the fair value of the derivative liability as of June 30, 2013 was primarily due to the decrease in our stock price from U.S.$1.39 as of December 31, 2012 to U.S.$0.94 as of June 30, 2013.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Income tax recovery for the three months ended June 30, 2013 was $1,961,822 compared to $105,871 during the comparable period of 2012.  An income tax recovery of $2,285,592 recorded during the three months ended June 30, 2013 related to a decrease of the future income tax liability that is associated with the acquisition of the Pan-Nevada and Gold Rock projects, which was offset by a Canadian preferred share dividend tax expense of $327,615.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The following table summarizes our results of operation for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Six Months ended June 30, 2013	Six Months ended June 30, 2012	Change

Expenses
Consulting	313,660	103,875	(209,785)
Depreciation	241,255	167,004	(74,251)
Interest and bank charges	1,360	1,244	(116)
Investor relations	11,357	79,791	68,434
Legal, audit and accounting	2,730,060	438,022	(2,292,038)
Management fees	-	8	8
Mineral exploration expenditures	2,568,182	3,167,564	599,382
Office and administration	631,144	375,564	(255,580)
Salaries and benefits	2,638,043	2,187,908	(450,135)
Transfer agent and filing fees	102,382	106,470	4,088
Travel	181,216	147,760	(33,456)
Operating loss	9,418,659	6,775,210	(2,643,449)

Other income (expenses)	18,186,868	(496,568)	(18,683,436)
Income tax recovery	1,906,449	(27,861)	(1,934,310)

Net (income) loss	$(10,674,658)	$7,299,639	$17,974,297

Significant differences between the periods are as follows:

Consulting expense during the six months ended June 30, 2013 was $313,660 compared to $103,875 during the comparable period of 2012, an increase of $209,785 or 202%.  The increase was related to fees paid under the consulting agreement entered into with our former CEO, as well as various other business consultants which we have engaged to help our growing business needs and shifting of priorities as we move closer to production from the Pan mine.

Depreciation expense during the six months ended June 30, 2013 was $241,255 compared to $167,004 during the comparable period of 2012, an increase of $74,251. This was primarily due to a 22% increase in depreciable assets from the comparable period of 2012.

Legal, audit and accounting fees totaled $2,730,060 for the six months ended June 30, 2013, an increase of $2,292,038 from $438,022 for the six months ended June 30, 2012.  As noted within the three months results of operations discussion above, we incurred a significant increase in legal and financial advisory service expenses. The increase in legal expenses related to general legal issues, land claims and other corporate entity matters. We also continued to utilize financial consultants during the six months ended June 30, 2013 to meet the demands related to SEC and SEDAR filing requirements and the investigation of different financing options to meet our capital demands as we bring the Pan project into production.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Mineral exploration expenses for the six months ended June 30, 2013 decreased $599,381, or 19%, from $3,167,564 during the same period of 2012.  Details of the expenses in each period may be found in the Schedule of Mineral Exploration Expenditures to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.  Exploration salaries and labor include the non-cash estimated fair value of stock based compensation for stock options granted to technical employees for the six months ended June 30, 2013 of $101,962 compared to $104,615 during the comparable period of 2012.  During the six months ended June 30, 2013 we capitalized $1,972,657 compared to $2,047,950 for the comparable period in 2012 of Pan permitting and engineering costs as part of our plans to advance the Pan project to production.

Office and administration expenses for the six months ended June 30, 2013 were $631,144 compared to $375,564 during the comparable period of 2012, an increase of $255,580 or 68%. As noted in the three months results of operations discussion above, this increase is a result of additional overhead costs related to our increase in employees, including increased rent expense in both our Englewood and Ely offices, increased information system costs due to our continued growth and higher insurance premiums.

Salaries and benefits during the six months ended June 30, 2013 were $2,638,043 inclusive of $603,618 of non-cash stock based compensation, compared to $2,187,908 and $1,058,745 respectively, during the comparable period of 2012, an increase of $450,135, or 21%.  We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants.  We use the Black-Scholes model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value.  We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options.  The cash component of salaries and benefits has increased period over period as a result of seven additional employees as of June 30, 2013 from 30 as of June 30, 2012.

Other income (expenses) for the six months ended June 30, 2013 was an income of $18,186,868 compared to a net expense of $496,568 during the comparable period of 2012, a net change of $18,683,436.  During the six months ended June 30, 2013 we recorded a gain on the change in the fair value of derivative liabilities of $14,585,564 ($1,053,534 warrant liability and $13,532,205 derivative preferred liability) and a foreign exchange gain of $3,522,316.  In addition, we recorded interest income of $87,791 compared to $16,074 for the six months ended June 30, 2013 compared to the same period in 2012, due to an increase of $65,138,830 in our cash balance period over period.

Income tax recovery for the six months ended June 30, 2013 was $1,906,449 compared to an expense of $27,861 during the comparable period of 2012.  An income tax recovery of $2,655,494 during the six months ended June 30, 2013 related to a decrease of the future income tax liability that is associated with the acquisition of the Pan-Nevada and Gold Rock projects, which was offset by a Canadian preferred dividend tax expense of $752,191.

Liquidity and Capital Resources

As of June 30, 2013, we had working capital of $62,071,581, consisting of current assets of $66,288,442 and current liabilities of $4,216,861. This represents a decrease of $11,452,603 from the working capital balance of $73,524,184 as of December 31, 2012. Consistent with our plans, our working capital balance fluctuates as we use cash to fund our exploration, development activities and other operating expenses.

We have not generated any revenues from operations.  These consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business in the foreseeable future.  We have incurred operating losses for the three and six months ended June 30, 2013 of $4,490,609 and $9,418,659, respectively; further operating losses are anticipated in the development of our business.  Since inception of May 14, 1996 to June 30, 2013 our accumulated deficit totals $82,221,718.  Management believes that our cash on hand of $65,810,880 at June 30, 2013 is sufficient to finance exploration and development activities and operations through at least the next twelve months.

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

We have historically relied on equity financings to fund our operations. From inception through to June 30, 2013, we received $103,849,381 in cash, services, and other consideration through issuance of shares of our common stock and $68,295,156 through issuance of shares of our preferred shares.  As of June 30, 2013, we did not have any outstanding debt.

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

Net cash used in continuing operations was $4,931,516 during the six months ended June 30, 2013 compared to $4,614,934 during the six months ended June 30, 2012, an increase of $316,582.  This increase is driven largely by legal expenses associated with general legal issues, land claims and other corporate entity matters as well as an increase in salary expense resulting from an increase in employee headcount.

Net cash used in investing activities for the six months ended June 30, 2013 was $2,758,813 compared to $3,276,987 during the comparable period in 2012.  Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities. We also capitalize permitting, engineering and other development activities as part of our plans to advance the Pan project.  Cash used in investing activities during the six months ended June 30, 2013 consisted of permitting and engineering activities on the Pan project of $1,935,341, property and equipment additions of $304,176 and $1,134,576 for the acquisition of mineral properties.  Cash provided by investing activities of $615,280 came from the return of reclamation bond deposits which were held by various third parties.

Net cash used in financing activities for the six months ended June 30, 2013 was $1,699,140 for the payment of the first quarter 2013 dividend to our Preferred Shareholders on April 1, 2013. During the comparable period in 2012,  cash provided by financing activities was $1,115,518, consisting of the issuance of shares of our common stock as a result of options and warrants exercised during the period.

Contractual Obligations

We have obligations under operating leases for our corporate offices in Englewood, Colorado and Ely, Nevada and office equipment until 2020.  Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included in the table below.

We have purchased surety bonds during the three months ended June 30, 2013 for reclamation bonds covering several of our projects in the amount of $846,491.  The surety bonds are in place for a one year period through May of 2014, at which point we can elect to renew the surety bonds or deposit the full cash amount of the reclamation bonds with the Bureau of Land Management.

In addition, we have cancellable contract obligations related to consulting service agreements until 2016.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

	Payments due by period
	Current Year	One – Three Years	Four – Five Years	Thereafter	Total
Operating Lease obligations	$181,761	$615,562	$579,938	$712,840	$2,090,101
Contract obligations	55,678	47,997	3,576	1,262	108,513
Total	$237,439	$663,559	$583,514	$714,102	$2,198,614

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

We have an obligation to reclaim our properties after the surface has been disturbed by exploration methods at the site. As of June 30, 2013, we have accrued $8,804 as a current liability included in Accounts payable and accrued liabilities and $50,086 as a long-term liability, compared to $6,656 as a current liability at December 31, 2012, related to reclamation and other closure requirements at our properties. These liabilities are covered by reclamation deposits totaling $264,941 at June 30, 2013 and surety bonding put into place during the three months ended June 30, 2013 as compared to reclamation deposits totaling $853,110 as of December 31, 2012. We have accrued as liabilities what management believes is the present value of our best estimate of the liabilities as of June 30, 2013; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Embedded conversion derivative liabilities are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of operations in each subsequent period. The embedded conversion derivative liabilities are measured at estimated fair value using the appropriate fair value valuation model. Inherent in these models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate volatility at the date of issuance, and at each subsequent reporting period, based on historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve. The expected life of the embedded conversion derivative liabilities is assumed to be equivalent to their remaining contractual term. The dividend rate is based on contractual terms of the host contract or historical dividend performance on our common shares. The assumptions used in calculating the estimated fair value of the embedded derivative liabilities represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the embedded derivative liabilities and the change in estimated fair value could be materially different.

Our impairment assessment of mineral properties and equipment is based on market conditions for minerals, underlying mineral resources associated with the assets and future costs that may be required for ultimate realization through mining operations or by sale. We are in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk. Bearing these risks in mind, we have assumed recent world commodity prices will be achievable. We have considered the mineral resource reports by independent engineers on the Tonopah, Spring Valley, Gold Rock, Pan and Golden Eagle projects in considering the recoverability of the carrying costs of the mineral properties.  All of these assumptions are potentially subject to change and most are out of our control; however, changes to the assumptions are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

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

Item 4.                 Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended June 30, 2013, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (‘‘MSHA’’) under the Federal Mine Safety and Health Act of 1977 (the ‘‘Mine Act’’). During the three months ended June 30, 2013, our U.S exploration and development properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

Item 5.                 Other Information.

Disclosure on Passive Foreign Investment Company

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

Share Issuances

Subsequent to June 30, 2013, on July 2, 2013, we issued 1,166,930 common shares to holders of our Series A Preferred Shares, in lieu of making a cash dividend payment.  The common shares were deemed “restricted securities” as defined in Rule 144(a)(3) of the United States Securities Act of 1933, as amended (the “Act”) and were issued pursuant to exemptions from registration available under Section 4(a)(2) and Section 3(a)(9) of the Act.

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

3.1	Notice of Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.
3.2	Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.
3.3	Articles and Notice of Alteration for Series A Rights, previously filed on Form 8-K with the Securities and Exchange Commission on November 26, 2012 and incorporated herein by reference.
10.1	2013 Stock and Incentive Plan, previously filed on Schedule 14A with the Securities and Exchange Commission on April 29, 2013 and incorporated herein by reference.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

Financial statements from the Quarterly Report on Form 10-Q of Midway Gold Corp. for the three and six months ended June 30, 2013, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.

* filed herewith

** furnished herewith

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GOLD CORP.
August 5, 2013	By: /s/ Kenneth A. Brunk Kenneth A. Brunk Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)
August 5, 2013	By: /s/ John A. Labate John A. Labate Chief Financial Officer (Principal Financial and Accounting Officer)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.