Form 10-Q
period 2013-09-30
Midway Gold Corp
filed 2013-11-06
CIK 1319009

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer   ☐        Accelerated filer  ☒   Non-accelerated filer    ☐   Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of Common Shares outstanding at October  28, 2013:  130,878,372

EXPLANATORY NOTE

All amounts in this interim report on Form 10-Q are expressed in Canadian dollars, unless otherwise indicated.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in Canadian dollars, except shares) (unaudited)

	September 30,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$58,373,402	$75,052,836
Amounts receivable	152,194	39,379
Prepaid expenses and other current assets	334,768	142,643
Total current assets	58,860,364	75,234,858

Long term assets:
Investments (notes 4 and 5)	-	13,750
Reclamation deposits (note 8)	-	853,110
Property, equipment and mine development (note 6)	12,826,286	8,005,959
Mineral properties (note 7)	51,678,962	49,922,926
Other long term assets	76,207	-

Total Assets	$123,441,819	$134,030,603

Liabilities and Stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities (note 13)	$2,202,219	$1,710,674
Preferred share dividends payable	1,467,196	-
Preferred share dividends tax payable	1,061,992	-
Warrant liability (note 4)	19,638	-
Total current liabilities	4,751,045	1,710,674

Long term liabilities:
Derivative liabilities (note 4 and 10)	12,902,696	28,496,516
Future income tax liability	-	3,172,512
Other long term liabilities	138,432	-
Total liabilities	17,792,173	33,379,702

Redeemable preferred shares (note 10)
Series A Preferred Shares - unlimited, no par value;
Issued and outstanding – 37,837,838 (2013 and 2012);
redemption price - U.S.$1.85	46,680,179	44,261,122

Stockholders’ equity (note 9):
Common stock authorized – unlimited, no par value; Issued and outstanding – 129,618,228 and 128,451,298 at September 30, 2013 and December 31, 2012, respectively	139,557,696	138,304,344
Additional paid in capital	5,346,532	11,418,155
Accumulated other comprehensive income (loss) (note 11)	270,778	(436,344)
Deficit accumulated during exploration stage	(86,205,539)	(92,896,376)
Total stockholders' equity	58,969,467	56,389,779

Total Liabilities and Stockholders' equity	$123,441,819	$134,030,603

Commitments (note 8 and 12)

Subsequent events (note 10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars, except share and per share amounts) (unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Cumulative period from inception (May 14,1996) to September 30, 2013
Expenses
Consulting (note 13)	$68,312	$181,609	$381,972	$285,484	$1,878,364
Depreciation	140,960	116,899	382,215	283,903	1,640,626
Gain on sale of subsidiary	-	-	-	-	(2,806,312)
Interest and bank charges	825	958	2,186	2,202	917,087
Investor relations	11,003	20,122	22,360	99,913	1,522,350
Legal, audit and accounting	581,840	289,977	3,311,900	727,999	8,030,040
Management fees	-	-	-	8	210,778
Mineral exploration expenditures (Schedule)	1,605,572	1,929,882	4,173,755	5,097,446	69,856,984
Mineral property interests written-off	-	-	-	-	4,643,637
Mineral property interests recovered	-	-	-	-	(60,120)
Office and administration	300,772	270,769	931,916	646,332	3,720,175
Salaries and benefits	1,163,197	1,096,261	3,801,241	3,284,169	22,043,959
Transfer agent and filing fees	22,912	(9,073)	125,294	97,397	1,154,232
Travel	69,178	76,079	250,391	223,839	1,791,273
Operating loss	3,964,571	3,973,483	13,383,230	10,748,692	114,543,073
Other income (expense):
Foreign exchange gain (loss)	(1,259,322)	45,292	2,262,994	28,739	4,295,600
Gain on change in fair value of derivative liabilities	988,443	176,515	15,574,007	176,515	12,924,065
Interest and investment income	40,397	7,103	128,188	23,176	1,049,934
Gain (loss) on disposal of equipment	(2,681)	-	(2,681)	-	523,468
Gain on sale of investments	-	-	-	-	44,077
Investment write down	(43,125)	-	(43,125)	-	(173,125)
Unrealized loss on investments	-	(346)	-	(8,933)	(609,220)
Other expense	(15,590)	(2,633)	(24,393)	(490,135)	(450,732)
	(291,878)	225,931	17,894,990	(270,638)	17,604,067
Net (income) loss before income tax	4,256,449	3,747,552	(4,511,760)	11,019,330	96,939,006
Income tax recovery (expense)	272,628	231,633	2,179,077	203,772	10,733,467
Net (income) loss	$3,983,821	$3,515,919	$(6,690,837)	$10,815,558	$86,205,539

Preferred share cumulative dividend	1,478,516	-	4,367,633	-	4,646,205
Accretion of Redeemable preferred shares	949,370	-	2,697,943	-	2,851,606
Net (income) loss attributable to common shareholders	$6,411,707	$3,515,919	$374,739	$10,815,558	$93,703,350

Net (income) loss per share (note 3)
Basic:
Weighted average number of shares outstanding	129,605,544	127,188,712	128,840,275	118,571,642
Net (income) loss per share	$0.05	$0.03	$-	$0.09

Diluted:
Weighted average number of shares outstanding	129,605,544	127,188,712	166,678,113	118,571,642
Net (income) loss per share	$0.05	$0.03	$0.04	$0.09

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

Consolidated INTERIM StatementS of COMPREHENSIVE (Income) Loss

(Expressed in Canadian dollars) (unaudited)

	Three Months ended September 30, 2013	Three Months ended September 30, 2012	Nine Months ended September 30, 2013	Nine Months ended September 30, 2012
Net (income) loss for the period	$3,983,821	$3,515,919	$(6,690,837)	$10,815,558
Unrealized loss on investment (note 5)	7,500	346	13,750	51,250
Transfer of realized loss to Statement of Operations	(43,125)	-	(43,125)	-
Currency translation adjustment	1,180,729	872,514	(677,747)	935,599
Comprehensive (income) loss	$5,128,925	$4,388,779	$(7,397,959)	$11,802,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars) (unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Cumulative period from inception (May 14,1996) to September 30, 2013
Cash provided by (used in):
Operating activities:
Net income (loss)	$6,690,837	$(10,815,558)	$(86,205,539)
Items not involving cash:
Depreciation	382,215	283,903	1,640,626
Stock-based compensation	993,953	1,477,501	13,188,506
Unrealized foreign exchange (gain) loss	64,711	(139,894)	(1,598,175)
Investment write down	43,125	-	173,125
Unrealized loss on investment	-	8,933	609,220
Non-cash interest expense	-	-	234,765
Gain on change in fair value of derivative liabilities	(15,574,007)	(176,515)	(12,924,065)
Other current assets written off	-	218,044	218,044
Future income tax (recovery) expense	(3,237,223)	(203,772)	(11,791,613)
Loss (gain) on sale of subsidiary	-	-	(2,806,312)
Loss (gain) on sale of equipment	2,681	-	(523,468)
Loss (gain) on sale of investments	-	-	(44,077)
Mineral property interests written off	-	-	4,643,637
Mineral property interest recovery	-	-	(60,120)
Change in non-cash working capital items:
Amounts receivable	(42,002)	(36,447)	(63,462)
Prepaid expenses	(204,024)	259,923	(318,562)
Accounts payable and accrued liabilities	448,988	398,710	2,289,438
Other liabilities	1,080,184	-	1,080,184
	(9,350,562)	(8,725,172)	(92,257,848)
Investing activities:
Proceeds from sale of subsidiary	-	-	254,366
Proceeds from sale of equipment	-	-	22,820
Proceeds from sale of mineral property	-	-	1,339,002
Proceeds from sale of investments	-	-	321,852
Mineral property acquisitions	(1,482,858)	(913,718)	(24,490,266)
Deferred acquisition costs	-	-	(23,316)
Additions to property, equipment and mine development	(4,874,255)	(5,004,881)	(15,143,792)
Reclamation deposit	871,203	(249,120)	(396,362)
	(5,485,910)	(6,167,719)	(38,115,696)
Financing activities:
Advance from Red Emerald Ltd.	-	-	12,010,075
Common stock issued, net of issue costs	-	15,803,591	103,849,381
Preferred shares issued, net of issue costs	-	-	68,295,156
Preferred share dividends paid	(1,925,655)	-	(1,925,655)
Deferred financing costs	(52,515)	-	(52,515)
Promissory note	-	-	2,000,000
Repayment of promissory note	-	-	(2,000,000)
Convertible debenture	-	-	6,324,605
	(1,978,170)	15,803,591	188,501,047
Effect of exchange rate changes on cash:	135,208	(170,469)	245,899
Increase (decrease) in cash and cash equivalents	(16,679,434)	740,231	58,373,402
Cash and cash equivalents, beginning of period	75,052,836	10,191,069	-
Cash and cash equivalents, end of period	$58,373,402	$10,931,300	$58,373,402

Supplementary cash flow information (note 15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Convertible Preferred Shares		Stockholder’s Equity (Deficit)
	Number of Preferred Shares	Preferred Shares	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit during the development stage	Total stockholders’ equity
Balance, December 31, 2009, brought forward	-	$-	77,354,997	$92,670,965	$6,355,109	$-	$(56,267,603)	$42,758,471
Shares issued:	-	-
Private placement	-	-	1,333,333	514,365	285,635	-	-	800,000
Public offerings	-	-	17,738,666	8,294,058	1,504,996	-	-	9,799,054
Share issue costs	-	-	-	(1,431,027)	212,109	-	-	(1,218,918)
Exercise of share purchase warrants	-	-	12,500	14,024	(4,024)	-	-	10,000
Stock-based compensation	-	-	-	-	838,601	-	-	838,601
Unrealized gain on investment	-	-	-	-	-	13,125	-	13,125
Net loss	-	-	-	-	-	-	(5,826,972)	(5,826,972)
Balance, December 31, 2010	-	-	96,439,496	100,062,385	9,192,426	13,125	(62,094,575)	47,173,361
Shares issued:	-	-
Exercise of share purchase warrants	-	-	8,611,356	10,849,874	(1,578,554)	-	-	9,271,320
Exercise of stock options	-	-	729,997	743,200	(290,451)	-	-	452,749
Bought deal offering	-	-	7,500,000	11,742,000	-	-	-	11,742,000
Share issuance At-the-Market Program	-	-	568,626	1,518,845	-	-	-	1,518,845
Share issue costs	-	-	-	(990,900)	-	-	-	(990,900)
Stock-based compensation	-	-	-	-	3,626,687	-	-	3,626,687
Unrealized gain on investment	-	-	-	-	-	13,750	-	13,750
Net loss	-	-	-	-	-	-	(15,527,179)	(15,527,179)
Balance, December 31, 2011	-	-	113,849,475	123,925,404	10,950,108	26,875	(77,621,754)	57,280,633
Shares issued:
Public offerings	-	-	12,261,562	13,370,717	-	-	-	13,370,717
Issuance of preferred shares	37,837,838	44,240,154	-	-	-	-	-	-
Share issue costs	-	(411,266)	-	(1,437,675)	-	-	-	(1,437,675)
Exercise of share purchase warrants	-	-	1,533,650	1,644,073	(417,153)	-	-	1,226,920
Exercise of stock options	-	-	737,501	701,391	(275,706)	-	-	425,685
Share issuance At-the-Market Program	-	-	69,110	100,434	-	-	-	100,434
Stock-based compensation	-	-	-	-	1,593,140	-	-	1,593,140
Accretion of cost of Redeemable preferred shares	-	153,662	-	-	(153,662)	-	-	(153,662)
Dividends Payable	-	278,572	-	-	(278,572)	-	-	(278,572)
Unrealized gain / (loss) on investment	-	-	-	-	-	(56,250)	-	(56,250)
Unrealized foreign exchange gain / (loss)	-	-	-	-	-	(406,969)	-	(406,969)
Net loss	-	-	-	-	-	-	(15,274,622)	(15,274,622)
Balance, December 31, 2012	37,837,838	44,261,122	128,451,298	138,304,344	11,418,155	(436,344)	(92,896,376)	56,389,779
Shares issued:
Dividend share issuance	-	-	1,166,930	1,253,352	-	-	-	1,253,352
Share issue costs	-	(314)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	993,953	-	-	993,953
Accretion of cost of Redeemable preferred shares	-	2,697,943	-	-	(2,697,943)	-	-	(2,697,943)
Dividends Payable	-	(278,572)	-	-	(4,367,633)	-	-	(4,367,633)
Unrealized gain / (loss) on investment	-	-	-	-	-	(13,750)	-	(13,750)
Investment write down	-	-	-	-	-	43,125	-	43,125
Unrealized foreign exchange gain / (loss)	-	-	-	-	-	677,747	-	677,747
Net income (loss)	-	-	-	-	-	-	6,690,837	6,690,837
Balance, September 30, 2013	37,837,838	$46,680,179	129,618,228	$139,557,696	$5,346,532	$270,778	$(86,205,539)	$58,969,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars) (unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Cumulative period from inception (May 14,1996) to September 30, 2013
Exploration costs incurred are summarized as follows:
Pan project
Assays and analysis	$1,358	$-	$1,358	$3,807	$933,246
Drilling	-	451	-	(58,436)	3,712,110
Engineering and consulting	31,427	1,666	65,781	27,303	3,657,060
Environmental	-	4,499	32	11,551	706,681
Field office and supplies	126,622	102,853	208,812	230,467	1,152,821
Legal	-	1,814	6,076	32,887	343,595
Property maintenance and taxes	-	86,102	1,200	89,047	960,347
Reclamation costs	(4,946)	2,245	1,896	6,014	(6,856)
Reproduction and drafting	4,102	2,998	6,084	6,415	85,849
Salaries and labor	378,504	410,196	999,378	687,280	3,896,192
Travel, transportation and accommodation	41,242	87,963	142,076	116,541	762,277
	578,309	700,787	1,432,693	1,152,876	16,203,322
Gold Rock project
Assays and analysis	7,150	46,789	124,361	136,202	612,313
Drilling	-	395,422	413,109	421,749	2,678,834
Engineering and consulting	33,036	63,811	181,366	287,361	885,040
Environmental	338,790	181,632	581,367	533,569	1,454,288
Field office and supplies	17,980	66,336	196,731	152,229	590,695
Legal	114	875	16,111	8,581	60,077
Property maintenance and taxes	167,589	98,654	236,411	112,985	776,934
Reclamation costs	84	122	6,600	12,301	39,398
Reproduction and drafting	704	1,720	2,381	2,503	41,764
Salaries and labor	48,542	151,473	469,222	361,812	1,230,397
Travel, transportation and accommodation	15,280	14,973	66,935	45,729	204,871
	629,269	1,021,807	2,294,594	2,075,021	8,574,611
Spring Valley project
Assays and analysis	-	-	-	-	3,329,900
Drilling	-	-	-	-	10,261,359
Engineering and consulting	-	4	(205)	30,347	2,738,419
Environmental	-	-	-	-	300,445
Field office and supplies	-	693	160	6,960	566,960
Legal	-	9,703	3,627	63,282	502,584
Operator fee	-	-	-	-	108,339
Property maintenance and taxes	-	8,396	-	8,396	496,317
Reclamation costs	-	(45)	12	89	30,975
Reproduction and drafting	-	20	4	110	30,172
Salaries and labor	-	2,822	1,195	18,040	1,280,297
Travel, transportation and accommodation	-	112	121	1,692	858,664
	-	21,705	4,914	128,916	20,504,431
Sub-total balance carried forward	$1,207,578	$1,744,299	$3,732,201	$3,356,813	$45,282,364

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Cumulative period from inception (May 14,1996) to September 30, 2013
Sub-total balance brought forward	$1,207,578	$1,744,299	$3,732,201	$3,356,813	$45,282,364
Tonopah project
Assays and analysis	-	-	-	19,496	552,388
Drilling	-	-	-	(64)	2,834,782
Engineering and consulting	-	14	2,335	14,545	4,453,406
Environmental	1,498	-	2,271	-	238,409
Field office and supplies	931	2,734	1,166	14,886	291,942
Legal	-	46	30	440	165,817
Property maintenance and taxes	69,533	73,963	70,055	74,471	708,522
Reclamation costs	10	-	281	4,912	39,519
Reproduction and drafting	-	79	6	177	23,637
Salaries and labor	6,074	12,615	7,575	86,815	962,343
Travel, transportation and accommodation	896	1,132	1,093	6,925	480,909
	78,942	90,583	84,812	222,603	10,751,674
Golden Eagle project
Assays and analysis	-	7	-	7	21,700
Drilling	-	-	-	-	3,638
Engineering and consulting	-	13,734	3,212	62,579	449,745
Field office and supplies	6	569	500	3,098	5,936
Legal	-	18	66	527	22,115
Property maintenance and taxes	473	-	3,653	8,527	33,557
Salaries and labor	40	2,227	2,947	7,167	18,923
Travel, transportation and accommodation	6	89	240	539	21,879
	525	16,644	10,618	82,444	577,493
Pinyon project
Engineering and consulting	-	-	273	-	273
Field office and supplies	907	-	4,384	-	4,384
Legal	-	-	480	-	480
Property maintenance and taxes	69,190	-	124,306	-	124,306
Reclamation costs	10	-	36	-	36
Reproduction and drafting	-	-	101	-	101
Salaries and labor	5,920	-	26,968	-	26,968
Travel, transportation and accommodation	874	-	2,567	-	2,567
	76,901	-	159,115	-	159,115
Sub-total balance carried forward	$1,363,946	$1,851,526	$3,986,746	$3,661,860	$56,770,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)  (unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Cumulative period from inception (May 14,1996) to September 30, 2013
Sub-total balance brought forward	$1,363,946	$1,851,526	$3,986,746	$3,661,860	$56,770,646
Abandoned properties
Acquisition costs and option payments	-	-	-	-	40,340
Assays and analysis	-	859	-	77,095	188,275
Drilling	-	-	-	177,012	1,273,920
Engineering and consulting	-	3	-	56,359	3,802,398
Foreign exchange gain	-	-	-	-	81,600
Field office and supplies	-	219	3	38,071	349,637
Freight	-	-	-	-	234,956
Legal and accounting	-	2	-	3,233	469,997
Marketing	-	-	-	-	91,917
Interest on convertible loans	-	-	-	-	1,288,897
Property maintenance and taxes	-	12,204	-	32,653	563,085
Processing and laboratory supplies	-	-	-	-	941,335
Recoveries	-	-	-	-	(39,850)
Reclamation costs	-	(50)	-	8,301	51,597
Reproduction and drafting	-	-	-	-	6,215
Mining costs	-	-	-	-	693,985
Salaries and labor	-	2,875	17	121,380	162,791
Security	-	-	-	-	350,584
Travel, transportation and accommodation	-	125	44	24,819	470,696
Utilities and water	-	-	-	-	59,425
	-	16,237	64	538,923	11,081,800
Property investigations
Assays and analysis	1,550	12,820	1,550	22,254	200,078
Drilling	-	-	-	565	169,694
Engineering and consulting	-	-	-	174,734	385,125
Environmental	-	-	-	-	22,761
Field office and supplies	-	-	-	5,545	25,539
Legal	-	-	-	-	10,952
Property maintenance and taxes	240,076	46,867	185,012	655,437	1,017,255
Reclamation costs	-	-	-	-	3,048
Reproduction and drafting	-	-	-	394	5,336
Salaries and labor	-	2,432	-	27,421	38,725
Travel, transportation and accommodation	-	-	383	10,313	126,025
	241,626	62,119	186,945	896,663	2,004,538
	$1,605,572	$1,929,882	$4,173,755	$5,097,446	$69,856,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1.  Nature and continuance of operations

Midway Gold Corp. (the “Company”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The Company has not generated any revenues from operations.  These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future.  The Company has incurred operating losses for the three and nine months ended September 30, 2013 of $3,964,571 and $13,383,230, respectively.  Further operating losses are anticipated in the development of its business.  Since inception of May 14, 1996 to September 30, 2013 the Company’s accumulated deficit totals $86,205,539.  Management believes that the Company’s cash on hand of $58,373,402 at September 30, 2013 is sufficient to finance exploration and development activities and operations through at least the next twelve months.

The Company’s ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully obtain additional financing for substantial capital expenditures and to successfully reach gold production from our Pan project in order to achieve planned principal operations.  While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

2.    Significant accounting policies and change in accounting policy

The consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) pursuant to Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

In management’s opinion, the unaudited consolidated interim financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. The Company’s 2012 Annual Report on Form 10-K includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

Recently issued accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets.

The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods, and is to be applied prospectively. The adoption of this standard will not have a significant impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued Accounting Standards Update ("ASU") 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, an amendment to FASB Accounting Standards Codification ("ASC") Topic 830, “Foreign Currency Matters” ("FASB ASC Topic 830"). The update clarifies that complete or substantially complete liquidation of a foreign entity is required to release the cumulative translation adjustment ("CTA") for transactions occurring within a foreign entity. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA even though complete or substantially complete liquidation of the foreign entity has not occurred. Furthermore, for transactions involving step acquisitions, the CTA associated with the previous equity-method investment will be fully released when control is obtained and consolidation occurs. This ASU is effective for fiscal years beginning after December 15, 2013. The adoption of this standard will not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, an amendment to FASB ASC Topic 405, Liabilities” ("FASB ASC Topic 405"). The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date as the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This ASU is effective for annual and interim periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of the ASU. The adoption of this standard will not have a significant impact on the Company’s consolidated financial statements.

Recently adopted accounting policies

In February 2013, the FASB issued ASU 2013-02, “Other Comprehensive Income (Topic 220)”. The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012.  The Company adopted ASU 2013-02 on January 1, 2013 and its adoption did not have a significant impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The Company adopted ASU 2012-04 on January 1, 2013 and its adoption did not have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted ASU 2011-11 on January 1, 2013 and its adoption did not have a significant impact on the Company’s consolidated financial statements.

3.    Net (income) loss per share

Basic (income) loss per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted (income) loss per common share is calculated using the weighted-average number of common shares outstanding for the period and include the dilutive effect of preferred shares using the if-converted method and exercise of stock options and warrants.

The two-class method is used to calculate basic and diluted (income) loss per common share since preferred shares are a participating security under ASC 260 Earnings per share. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic (income) loss per common share is computed by dividing net (income) loss attributable to common shareholders after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year. Diluted (income) loss per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

Basic and diluted (income) loss per share for the three and nine month periods ended September 30, 2013 and 2012 are calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic (income) loss per share:
Numerator:
Net (income) loss attributable to common shareholders	$6,411,707	$3,515,919	$374,739	$10,815,558
Denominator:
Weighted-average common shares for basic (income) loss per share	129,605,544	127,188,712	128,840,275	118,571,642
Basic (income) loss per share	$0.05	$0.03	$-	$0.09

Diluted (income) loss per share:
Numerator:
Net (income) loss attributable to common shareholders	$6,411,707	$3,515,919	$374,739	$10,815,558
Effect of Gain on change in fair value of derivative preferred liability	-	-	14,427,439	-
Effect of Accretion of redeemable preferred shares	-	-	(2,697,943)	-
Effect of Preferred shares dividend	-	-	(4,367,633)	-
Effect of Canadian corporate dividend tax	-	-	(1,061,992)	-
Diluted (income) loss	$6,411,707	$3,515,919	$6,674,610	$10,815,558

Denominator:
Weighted-average common shares for basic (income) loss per share	129,605,544	127,188,712	128,840,275	118,571,642
Effect of dilutive securities:
Preferred Series A shares	-	-	37,837,838	-
Stock Options	-	-	-	-
Dilutive potential common shares	-	-	37,837,838	-
Total shares	129,605,544	127,188,712	166,678,113	118,571,642
Diluted (income) loss per share	$0.05	$0.03	$0.04	$0.09

For the three and nine months ended September 30, 2013 and 2012, the effects of the assumed exercise of the combined stock options and warrants of 4,134,167 and 4,670,834, shares of common stock, respectively, were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive.

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

The Company’s Level 1 assets at December 31, 2012 included investments in common shares available for sale with no trading restrictions as determined using a market approach based upon unadjusted quoted prices for identical assets in an active market.

The Company’s Level 2 liabilities include two derivative liabilities.  The first relates  to warrants issued as part of a public offering on July 6, 2012 (note 9(xxxix)).  The Company determines the fair value of the warrant liability using the Black-Scholes option pricing model and records the change in the fair value of the warrant liability at each reporting period through the Statement of Operations.  The second is an embedded derivative liability related to the convertible Series A Preferred Shares issued as part of a private offering closed on December 13, 2012 (note 10).  The Company engaged a third party valuation firm to determine the fair value of the derivative liability and the Company records the change in the fair value of the derivative liability at each reporting period through the Statement of Operations.

The Company did not have any Level 3 assets or liabilities at September 30, 2013 or December 31, 2012.

The determination of fair value for financial reporting purposes at September 30, 2013 utilizing the applicable framework is as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at September 30, 2013
Liabilities
Warrant liability	$-	$(19,638)	$-	$(19,638)
Preferred share liability	-	(12,902,696)	-	(12,902,696)

Financial instruments measured at fair value as at December 31, 2012 were as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant unobservable inputs	Total at December 31, 2012
Assets
Available-for-sale securities	$13,750	$-	$-	$13,750
Liabilities
Warrant liability	$-	$(1,166,381)	$-	$(1,166,381)
Preferred share liability	-	(27,330,135)	-	(27,330,135)

5.    Investments

On October 26, 2010, as consideration of certain area of interest obligations of NV Gold Corporation (“NVX”) that applied to the Roberts Gold project, the Company was issued 250,000 common shares of NVX.

During the three and nine month periods ended September 30, 2013, the Company wrote off the investment resulting in a realized loss of $43,125 for both periods.  During the three and nine month periods ended September 30, 2012, the Company recorded a net unrealized loss of $346 and $51,250, respectively, on the common shares of NVX in accumulated other comprehensive income.

	September 30, 2013
	Number of shares	Cost	Realized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$(43,125)	$-

	December 31, 2012
	Number of shares	Cost	Accumulated unrealized gains (losses)	Fair Value
Available for sale – common shares	250,000	$43,125	$(29,375)	$13,750

6.  Property, equipment and mine development

At September 30, 2013 and December 31, 2012, property, equipment and mine development consisted of the following:

	September 30,	December 31,
	2013	2012
Land	$567,628	$548,125
Buildings and leasehold improvements	737,823	519,699
Computer equipment and software	1,181,851	944,708
Trucks and autos	409,732	365,747
Office equipment	235,690	190,721
Field equipment	278,447	227,850
Mine development	10,686,975	6,057,111
Subtotal	14,098,146	8,853,961
Accumulated depreciation	(1,271,860)	(848,002)
Totals	$12,826,286	$8,005,959

Depreciation expense for the three and nine months ended September 30, 2013 was $140,960 and $382,215, respectively compared to depreciation expense for the three and nine months ended September 30, 2012 of $116,899 and $283,903, respectively.  The Company evaluates the recoverability of long lived assets when events and circumstances indicate that such assets might be impaired.

Beginning on January 1, 2012, the Company began to capitalize into mine development; permitting, engineering and costs associated with other development activities related to the Pan project as part of the Company’s plans to advance the Pan project to production.  When a project is determined to contain proven or probable reserves, costs incurred in anticipation of production are capitalized into Mine development.  Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use.  When a project commences commercial production and the project is determined to contain proven or probable reserves, amortization and depletion of capitalized costs will be computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.  Depreciation of related capitalized equipment is computed on a straight-line basis over the estimated economic life.

7.    Mineral properties

Details on the Company’s mineral properties are found in note 6 to the audited consolidated financial statements for the year ended December 31, 2012.

	September 30,	December 31,
Mineral property	2013	2012
Pan	$34,709,938	$34,490,915
Gold Rock	1,826,188	972,245
Spring Valley	4,975,930	4,790,292
Tonopah	7,885,426	7,508,054
Golden Eagle	2,238,327	2,161,420
Pinyon	43,153	-
	$51,678,962	$49,922,926

 (a)     Pan property, Nevada

The Company assumed a mineral lease agreement for a 100% interest in the Pan property which requires the Company to pay advance minimum royalties on an annual basis.  The minimum advance royalties will be creditable against a sliding scale Net Smelter Returns (“NSR”) production royalty of between 2.5% and 4%.  The Company must incur a minimum of U.S.$65,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease.  On January 2, 2013, the Company paid advanced royalties of $283,194 (U.S.$287,448).

(b)     Gold Rock property, Nevada

Through a series of four royalty agreements and one assignment, the Company acquired claims that currently comprise the Gold Rock property.  The royalty agreements are subject to sliding scale royalties on NSR ranging between 2% and 6% based upon gold price and advanced minimum royalty payments recoverable from commercial production.  Through the nine months ending September 30, 2013, the Company has paid advanced royalties of $314,218 (U.S.$318,725) in advanced minimum royalty payments.

(c)     Spring Valley property, Nevada

The Company signed an exploration and option to joint venture agreement (the “Barrick Agreement”) with Barrick Gold Exploration Inc. (“Barrick”), a wholly owned subsidiary of Barrick Gold Corporation, effective March 9, 2009.  As of September 30, 2013 Barrick has informed the Company that they have completed the expenditure requirement to earn a 60% interest in the Spring Valley property on April 19, 2013, and that they intend to incur an additional U.S.$8,000,000 in exploration expenditures to increase their interest in the property to 70%.

At the Company’s election, Barrick may also earn an additional 5%  (75% total) by carrying the Company to a production decision and arranging financing for the Company’s share of mine development expenses, with the carrying and financing costs plus interest to be recouped by Barrick once production has been established.

(d)     Tonopah property, Nye County, Nevada

Through a series of agreements, amendments and payments the Company acquired a 100% interest in the Tonopah property.  The acquisition is subject to a sliding scale royalty on NSR between 2% and 7% from any commercial production, based on changes in gold prices and an advance minimum royalty, recoverable from commercial production, of U.S.$300,000 per year payable on each August 15.  In July of 2013, the Company paid $316,635 (U.S.$300,000) to cover the requirement of the 2013 advanced minimum royalty.

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

(f)     Pinyon property, Nevada

The Company entered into an earn-in agreement with Aurion Resources (“Aurion”) in November 2012 for claims. The Company can earn up to a 70% interest in the Pinyon property.  The Company can also earn an additional 5% (75% total) by arranging mine financing.  As of September 30, 2013 the Company has a spent a total of $200,380.

8.  Reclamation deposit

The Company is required to post bonds with the Bureau of Land Management (“BLM”) for reclamation of planned mineral exploration and development programs associated with the Company’s mineral properties located in the United States.  For the Company’s mineral properties that are being actively explored under funding arrangement agreements, the funding partners are responsible for bonding for the surface disturbance created by the exploration programs funded by each of them on those projects.

At September 30, 2013 the Company has purchased surety bonds for reclamation bonds covering the Company’s projects in the amount of U.S.$846,491.  The surety bonds are in place for a one year period through May of 2014, at which point the Company can elect to renew the surety bonds or deposit the full cash amount of the reclamation bonds with the Bureau of Land Management.

As of December 31, 2012 the Company had posted reclamation deposits of $853,110 (U.S.$857,525) directly with the BLM.  During the nine months ended September 30, 2013 the full U.S.$857,525 ($871,203) of the reclamation deposits were released and refunded back to the Company in connection with the surety bonding.

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

(xxxi)     In addition to the 84,000 stock options reported exercised in paragraph (xxv), during 2008, the Company issued a further 395,000 common shares pursuant to the exercise of stock options for proceeds of $613,250.

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

(xxxviii)     On September 23, 2011, the Company announced that it had established an "At-the-Market" ("ATM") issuance program under which it may sell up to a maximum of 6,000,000 of its common shares.  The ATM issuance program is available to the Company on an as needed basis.  Subject to market conditions and funding requirements, the Company may, at its discretion, from time to time sell all, some, or none of the reserved shares during the term of the ATM program.  Any common shares issued under the ATM program will be sold through ATM issuances in the United States.  No ATM issuances will be made through the facilities of any Canadian securities exchange.  Any ATM issuances will be made at market prices prevailing at the time of the sale and, as a result, prices may vary.  During the three months ended September 30, 2013, the Company did not issue any shares pursuant to the ATM program.    As of September 30, 2013, the Company has issued a total of 637,736 shares and received net proceeds of $1,554,957 pursuant to the ATM program.  The ATM issuance program was terminated at the Company’s discretion on July 29, 2013.

(xxxix)     In July 2012, the Company closed a public offering and issued 12,261,562 units at U.S.$1.28 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant.  Each whole warrant entitles the holder to purchase one common share of the Company at a price of U.S.$1.85 per share for a period of 18 months following the closing of the public offering, subject to acceleration provisions. The gross proceeds of the financing of U.S.$15,694,799 were allocated first to the fair value of the warrants at U.S.$2,616,006 with the residual amount of U.S.$13,725,687 to common shares.  The Company incurred $1,437,675 in issue costs and paid $244,244 to the agent as commission for this public offering which was recorded during Q3 of 2012.

(xxxx)     On July 2, 2013, the Company issued 1,166,930 shares in the amount of $1,253,352 for the payment of the quarterly dividends on the Series A Preferred Shares, net of withholding taxes (note 10).

(c)     Stock options

The Company adopted the 2013 Stock and Incentive Plan (the “2013 Plan”) after approval of the 2013 Plan by the Company’s Shareholders at the Annual General and Special Meeting on June 20, 2013.  The 2013 Plan is designed to replace the 2008 Stock Option Plan (the “Plan”); however, all outstanding option grants as of June 20, 2013 will remain under the 2008 Stock Option Plan.  Upon adoption of the 2013 Plan on June 20, 2013, the 2008 Stock Option Plan ceased to be available for the granting of new stock options.

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

The exercise price of a stock option granted under the 2013 Plan will be determined by the Compensation Committee at the time the option is granted, but the exercise price may not be less than 100% of the fair market value of the Company’s common shares on the date of grant of such option.  The fair market value is the closing price of one common share on the trading day immediately preceding the date of grant on the NYSE MKT. Stock options granted under the 2013 Plan are subject to the following restrictions: (i) a promissory note is not permitted as payment for a stock option; (ii) the maximum term for stock options is 10 years from the date of grant; and (iii) unless otherwise fixed, stock options expire three months after the person to which they have been granted is terminated (12 months if due to death) or when options expire during a trading restriction, expiry is extended to the third trading day after a period during which trading in the common shares was prohibited or restricted pursuant to the policies of the Company.

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

The stock-based compensation for options vesting during the three and nine months ended September 30, 2013 and 2012, is included in the consolidated statement of operations as follows:

	Three Months ended September 30, 2013	Three Months ended September 30, 2012	Nine Months ended September 30, 2013	Nine Months ended September 30, 2012
Salaries and benefits	$184,360	$331,677	$787,979	$1,234,526
Mineral exploration expenditures	40,420	83,408	142,381	188,023
Consulting	17,484	72,488	63,593	54,952
Total	$242,264	$487,573	$993,953	$1,477,501

2008 Stock Option Plan – TSX Stock Exchange

The estimated unrecognized compensation cost from unvested options as of September 30, 2013 was approximately $529,210, which is expected to be recognized over the remaining vesting period of 1.42 years, and has a weighted average remaining contractual term of 2.46 years.

The weighted-average grant date fair value of options is summarized below for the nine months ended September 30, 2013 and 2012.

	September 30, 2013	September 30, 2012
Unvested Beginning of Year	$2.12	$1.80
Granted	0.55	1.33
Vested	0.63	0.85
Expired	(1.01)	(1.42)
Unvested End of Period	$0.82	$1.49

The following table summarizes activity for compensatory stock options during the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2013	7,817,501	$1.35	$2,570,692	7,082,504
Granted	2,745,000	1.14	-	-
Exercised	-	-	-	-
Cancelled	(804,167)	1.58	-	-
Outstanding, September 30, 2013	9,758,334	$1.27	$1,123,733	7,662,492

The following table summarizes information about outstanding compensatory stock options as of September 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.56 - $1.00	4,134,167	1.4	$0.73	4,134,167	$0.73	$1,123,733
$1.01 - $1.60	2,551,667	4.3	1.18	961,656	1.22	-
$1.61 - $2.20	3,022,500	2.8	2.07	2,516,669	2.07	-
$2.21 - $2.80	50,000	2.9	2.34	50,000	2.34	-
	9,758,334	2.6	$1.27	7,662,492	$1.24	$1,123,733

2013 Stock Option Plan – NYSE MKT Stock Exchange

The estimated unrecognized compensation cost from unvested options as of September 30, 2013 was approximately U.S.$59,535, which is expected to be recognized over the remaining vesting period of 2.85 years, and has a weighted average remaining contractual term of 4.85 years.

The weighted-average $U.S. grant date fair value of options is summarized below for the nine months ended September 30, 2013 and 2012.

	September 30, 2013	September 30, 2012
Unvested Beginning of Year	$-	$-
Granted	0.44	-
Vested	-	-
Expired	-	-
Unvested End of Period	$0.44	$-

The following table summarizes activity for compensatory stock options during the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price (U.S.)	Aggregate Intrinsic Value (U.S.)	Number of Shares Exercisable
Outstanding, January 1, 2013	-	$-	$-	-
Granted	150,000	0.96	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, September 30, 2013	150,000	$0.96	$-	-

The following table summarizes information about outstanding compensatory stock options as of September 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price (U.S.)	Number Exercisable	Weighted Average Exercise Price (U.S.)	Aggregate Intrinsic Value (U.S.)
$0.56 - $1.00	150,000	4.9	$0.96	-	$-	$-
	150,000	4.9	$0.96	-	$-	$-

d)     Share purchase warrants:

Total outstanding warrants at September 30, 2013 were 6,130,781. The exercise price on all warrants outstanding was U.S.$1.85 per share and each warrant entitles the holder to purchase one additional common share until January 6, 2014, subject to acceleration provisions.  U.S. GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value each reporting period.  The Company adjusted the fair value of the warrant liability as of December 31, 2012 to $1,166,381, calculated using the Black-Scholes option pricing model. As of September 30, 2013, the fair value of the warrant liability was adjusted to $19,638, calculated using the following assumptions: common share price of $0.96; expected life of 3.22 months; volatility of 62%; no dividend yield; a risk free interest rate of 0.13% and an exchange rate of 1.0303. The gain of $93,209 and $1,146,743 related to the change in the fair value of the warrants has been reported in “Gain on change in fair value of derivative liabilities” within Other Income in the Consolidated Statement of Operations for the three and nine months ended September 30, 2013, respectively.

During the three and nine months ended September 30, 2013, the Company did not issue any warrants.

A summary of the Company’s stock purchase warrants as of September 30, 2013 is presented below:

	Number of Warrants	Weighted Average Exercise Price (U.S. $)	Remaining Contractual Life (years)
Balance, December 31, 2012	6,130,781	$1.85	1.02
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, September 30, 2013	6,130,781	$1.85	0.27

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

2013 Dividend	Date Declared	Record Date	Dividend Per Share	Total Dividend (CAD)	Payment Date	Payment Type
Preferred Series A Holders	March 11, 2013	March 25, 2013	$0.04	$1,699,140	April 1, 2013	Cash
Preferred Series A Holders	June 20, 2013	June 24, 2013	0.04	1,479,868	July 2, 2013	Shares 1,166,930 shares
Preferred Series A Holders	September 17, 2013	September 23, 2013	0.04	1,467,197	October 1, 2013	Shares 1,260,144 shares
			$0.12	$4,646,205

Canadian tax legislation requires a corporate tax to be paid on all cash or in-kind dividends declared and paid by a Canadian entity on taxable preferred shares.  Therefore, the dividends declared during the nine months ended September 30, 2013, resulted in a Canadian corporate “Part VI.1” current tax payable of $1,061,992.  The Company is entitled to a deduction for tax purposes equal to 3.5 times Part VI.1 taxes paid.  Therefore, future Canadian corporate tax savings, if realized, should approximately offset the preferred dividend tax expense.

The holders of each Series A Preferred Share are able to convert the shares into common shares on a one-for-one basis at any time.  After December 13, 2013, the Company can pro-ratably force conversion of the shares into common shares on a one-for-one basis provided that the weighted average price of the common shares exceeds U.S.$3.70 on each trading day during 20 consecutive trading days immediately prior to both the delivery of an applicable mandatory conversion notice and the applicable mandatory conversion date.  From and after the date which is five years from the issuance date of the Series A Preferred Shares (December 13, 2017), the Company or each holder of Series A Preferred Shares has the right, exercisable by 30 days' notice in writing, to redeem or to require the Company to redeem in cash any portion of the Series A Preferred Shares at U.S.$1.85 per share plus accumulated unpaid dividends.  If the outstanding Series A Preferred Shares had been converted as of September 30, 2013, 37,837,838 common shares would have been issued and the fair value of those common shares based upon the closing price on the NYSE MKT as of September 30, 2013 of U.S.$0.96 would have been U.S.$36,324,324.  If the common share price was above U.S.$1.85, there would be no change to the number of common shares issued upon conversion.

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

U.S. GAAP requires that embedded derivatives not closely related to the host contract be bifurcated from the host contract and accounted for at fair value.  Because the convertible instrument is denominated in U.S. dollars and the functional currency of the Company is Canadian dollars, the Company recorded an embedded derivative liability to account for the conversion features of the Series A Preferred Shares.  Pursuant to derivative accounting guidance under ASC 815, the embedded derivative liability is to be re-measured at each reporting period with changes in the liability being recorded through earnings.  The fair value of the embedded derivative liability as of September 30, 2013 was $12,902,696, calculated using a volatility of 48.8%, a credit spread of 20.1%, common stock closing price of U.S.$0.955, risk-free rate of 1.24% and USD to CAD exchange rate of 1.0303.  The income of $895,234 and $14,427,439 for the gain on change in fair value of derivative liabilities has been reported in Other Income in the Consolidated Statement of Operations, for the three and nine months ended September 30, 2013, respectively.

The balance of the Company’s redeemable preferred shares and changes in the carrying amount of the redeemable preferred shares are as follows:

Redeemable Preferred Shares
Balance as of December 13, 2012	$43,828,888
Accretion of Redeemable preferred shares	153,662
Preferred share cumulative dividend	278,572
Balance as of December 31, 2012	$44,261,122
Accretion of Redeemable preferred shares	2,697,943
Preferred share cumulative dividend	4,367,633
Declared Preferred share cumulative dividend	(4,646,205)
Share issuance costs	(314)
Balance as of September 30, 2013	$46,680,179

11.  Accumulated other comprehensive (income) loss

The components of AOCI as of September 30, 2013 were as follows:

	Unrealized (gain) loss on investment	Currency Translation Adjustment	Total AOCI
Balance as of December 31, 2012	$29,375	$406,969	$436,344
Other comprehensive (income) loss before reclassifications	13,750	(677,747)	(663,997)
Amounts reclassified from accumulated other comprehensive income	(43,125)	-	(43,125)
Net current-period other comprehensive income	(29,375)	(677,747)	(707,122)
Balance as of September 30, 2013	$-	$(270,778)	$(270,778)

12.  Commitments

The Company has obligations under operating leases until 2020 for its corporate offices in Englewood, Colorado, until 2014 for offices in Ely, Nevada and until 2015 for office equipment.  Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included in the table below.

The Company has signed an agreement relating to the development of the Pan project which as of September 30, 2013 would require a U.S.$100,000 fee to be payable upon termination.  In addition, the Company has cancellable contract obligations related to consulting service agreements until 2016.

	Payments due by period
	Current Year	One – Three Years	Four – Five Years	Thereafter	Total
Operating Lease obligations	$88,468	$602,979	$568,083	$698,269	$1,957,799
Contract obligations	129,904	47,016	3,503	1,236	181,659
Total	$218,372	$649,995	$571,586	$699,505	$2,139,458

13.  Related party transactions

On May 19, 2012, the Company entered into a consulting agreement with its former Chief Executive Officer for a term of twelve months.  Under the agreement the former Chief Executive Officer provided advisory services from time to time to the Company.    For the three and nine months ended September 30, 2013, the Company paid consulting fees of  nil and $65,776, respectively to the Company’s former Chief Executive Officer (“CEO”) under this agreement.  For the three and nine month periods ended September 30, 2012, the Company paid $44,244 and $65,177, respectively, to the former Chief Executive Officer under the agreement.

Mr. Fritz K. Schaudies was appointed as interim Chief Financial Officer effective August 20, 2013 and is being paid under a consulting agreement.  For the three and nine month periods ended September 30, 2013, the Company paid $28,556 to Mr. Schaudies under the agreement.  Mr. Schaudies previously served as Chief Financial Officer of the Company from March 18, 2011 to May 8, 2013.

Included in accounts payable and accrued liabilities, amounts payable to directors and officers at September 30, 2013 and December 31, 2012, were $45,606 and $15,032, respectively.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

For information on the related parties involved in the Series A Preferred transaction see note 10.

14.  Financial instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, other assets, other liabilities, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Investments and derivative liabilities at September 30, 2013 and December 31, 2012 are recorded at fair values (note 4).

15.  Supplemental disclosures of cash flow information

Supplemental cash flow information for the nine months ended September 30, 2013 and 2012 is as follows:

	September 30, 2013	September 30, 2012
Accrual of preferred share cumulative dividend	$4,367,633	$-
Accretion of redeemable preferred shares	2,697,943	-
Common share issuance for payment of preferred dividend	1,253,352	-

16.  Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development, with all of the Company’s long-lived assets being located in the United States at September 30, 2013 and December 31, 2012.

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

Cautionary Note Regarding Forward-Looking Statements

In addition, certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions;  significant increases or decreases in gold prices; changes in interest and currency exchange rates;  unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; results of current and future exploration activities; results of pending and future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all. Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology, or which by their nature refer to future events. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and we undertake no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

Historical results of operations and trends that may be inferred from the following discussion and analysis may not necessarily indicate future results from operations.  In particular, the current state of the global securities markets may cause significant fluctuations in the price of the Company’s securities and render it difficult or impossible for the Company to raise funds which may be necessary to develop any of its present or future mineral properties.

Disclosure on Passive Foreign Investment Company

U.S. shareholders of our common shares should be aware that the Company believes it was classified as a PFIC during the taxable year ended December 31, 2012, and based on current business plans and financial projections, management believes there is a significant likelihood that the Company will be a PFIC during the current taxable year. If the Company is a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of common shares, or any so-called “excess distribution” received on their common shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the common shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders. However, U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election.

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

Overview

Company Overview

We are engaged in the acquisition, exploration, and, if warranted, development of gold mineral properties in North America. Our mineral properties are located in Nevada and Washington. Our Pan project is in the development stage. The Gold Rock, Spring Valley, Tonopah and Golden Eagle gold properties are exploration stage projects with identified gold mineralization. The Pinyon project is an early stage exploration project.

We are currently working towards transitioning from a development stage company to a gold production company with plans to advance the Pan property, located in White Pine County, Nevada, through to production by the second half of 2014.

Recent Developments

Preferred Series A Dividend Declared and Paid

On September 17, 2013 our Board of Directors (the “Board”) declared the third dividend payment to the holders of Series A Preferred Shares with a record date of September 23, 2013,  totaling $1,467,197 (U.S. $1,421,014), which was paid on October 1, 2013 in common shares less applicable tax withholdings, through the issuance of 1,260,144 common shares to the holders of the Series A Preferred Shares.

Resignation of Mr. Labate as Chief Financial Officer

On August 20, 2013, Mr. John A. Labate resigned as our Chief Financial Officer for personal reasons.  We appointed Mr. Fritz K. Schaudies as interim Chief Financial Officer effective August 20, 2013.  Mr. Schaudies previously served as our Chief Financial Officer from March 18, 2011 to May 8, 2013.

Property Highlights for the Third Quarter 2013:

•

Pan project – Permitting continues to advance with the Bureau of Land Management (“BLM”) incorporating public comments from the Draft Environmental Impact Statement (“DEIS”) into the final Environmental Impact Statement (“EIS”).  Permitting remains on schedule, with production planned in 2014.

•	Gold Rock project – A mining Plan of Operations submitted to the BLM was declared complete, starting the EIS process. Gold Rock is scheduled to be the Company's second operating gold mine.

•

Spring Valley project – Barrick is continuing their earn-in expenditures to increase their interest in the property to 70%.  Drilling in 2013 focused on in-fill drilling in the main resource area to upgrade the quality of the resource for future reserve calculations.  We expect Barrick to complete their earn-in near the end of 2013, one year ahead of schedule.

Activities on our properties in the third quarter ended September 30, 2013, and up to the date of this Quarterly Report on Form 10-Q, are described in further detail below.

The map below shows the location of our properties located in Nevada, USA.

OREGON
IDAHO
CALIFORNIA
UTAH
ARIZONA
Winnemucca
Elko
80
Spring Valley Project
Lovelock
Reno
80
50
Eureka
Pinyon Project
Pan Project
Ely
Carson City
Gold Rock Project
Tonopah Project
Tonopah
N
15
Las Vegas
0
25
50
100 Miles

Copyright:© 2009 ESRI

Pan Project, White Pine County, Nevada

The Pan property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.  Access is via a dirt road running south from US Highway 50. Eureka has a population of about 2,000. Water is readily available from wells on of the property. Permitting and engineering are underway to extend power lines to the property.

Highlights

Permitting continues to be a high priority with a goal of initial production on the Pan project in 2014. The DEIS has been completed and public comments are being incorporated into the final EIS.  A Record of Decision is expected before the end of 2013, which will be followed by the commencement of construction.  Applications for over 40 other permits are in progress. We have received some critical permits such as the Water Pollution Control Permit and the Class I Air Quality Operating Permit, which authorize the construction, operation and closure of approved mining facilities once the EIS is complete and a Record of Decision has been received from the BLM.

Preliminary results from metallurgical test work on run-of-mine (“ROM”) bulk samples at Pan suggest the South Pan ore can be processed with ROM leaching and that a crusher installation at Pan can be deferred for at least 18 to 24 months. Representative samples of true ROM ore were collected from a trial blast in July 2013 at South Pan. The samples were tested in large columns to simulate a ROM leaching operation by Kappes-Cassidy & Associates (KCA) laboratories in Reno. Observed gold recoveries showed 92% recovery after 58 days. These excellent leaching results and leach kinetics lead the project team and management to conclude that ROM leaching is a viable option for South Pan.

To optimize the Pan project cost parameters in order to deliver better returns to our shareholders, we are updating the Pan project technical and financial information, completing detailed engineering, re-evaluating operating costs, re-visiting capital costs, improving the construction plan and schedule, performing in-depth risk analyses of every aspect of the project and examining financing alternatives for the balance of funding needed to bring the project to production in the second half of 2014.

We are pursuing a combination of project and equipment financing alternatives, and have received proposals from several major commercial funding sources. We have been working with financial advisors to assess the amount of financing needed and the various options available in the current financial market to secure the remaining capital necessary to fund Pan to production.

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

A resource estimate for the Pan project was reported in October 2011 based on results from 2011 drilling. The Measured and indicated resource estimate exceeds one million ounces of gold as summarized in Table 1. The updated resource was prepared by Gustavson Associates, LLC (“Gustavson”).

Table 1: Mineral Resource Estimate, Pan Project, Nevada

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

A Feasibility Study was completed November 15, 2011 showing robust economics for the Pan project. Mineral reserves were based upon a design pit that maximized revenue based on a $1,200 per ounce three-year trailing average price of gold. Cutoff grades of 0.21 gpt in the South pit and 0.27 gpt in the North & Central pits produced the project’s highest NPV.  Reserve estimates are summarized in Table 2.

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

We believe there is no material difference between the mineral reserves as disclosed in our NI 43-101 Feasibility Study and those disclosable under SEC Industry Guide 7, and therefore no reconciliation is provided.  The Pan project has known reserves under SEC Industry Guide 7 guidelines; therefore, the project is considered to be in the development stage.

Mining and Production

The Pan gold deposit contains near-surface mineralization that can be extracted using open pit mining methods. Results from mineral extraction tests indicate that the ore can be processed by conventional heap leaching methods.  Ore from the South Pan pit will be processed ROM, while ore from the North Pan pit will be crushed before being placed on the leach pad.  Pregnant solutions will be treated in an adsorption/desorption recovery (ADR) plant.

During the three months ended September 30, 2013 and 2012 we incurred expenditures of $578,309 and $700,787 at the Pan project, respectively and $1,432,693 and $1,152,876 in the nine months ended September 30, 2013 and 2012, respectively.  These expenditures were primarily for salaries and labor, which were 65% and 70% of mineral exploration expenditures during the three and nine months ended September 30, 2013, respectively.  For the comparable period during 2012, expenditures were primarily for salaries and labor, which were 59% of mineral exploration expenditures during the three and nine months ended September 30, 2012.

During the three and nine months ended September 30, 2013, we capitalized into property, equipment and mine development $2,523,412 and $4,455,746 of Pan expenditures, respectively, for permitting, mitigation, engineering, site characterization, metallurgy, mine planning, and detailed design.  For the comparable periods during 2012, we capitalized $2,176,070 and $4,224,020 of Pan Expenditures.

Gold Rock Project, White Pine County, Nevada

The Gold Rock property is located in the eastern Pancake Range in western White Pine County, Nevada. The property is eight miles southeast of our Pan project. Access is via the Green Springs road from US Highway 50 approximately 65 miles from Ely, Nevada. Water for exploration purposes is available from wells in the region under temporary grant of water rights.  It is anticipated that power will be available from the line being extended to serve the nearby Pan Project.

Gold Rock is scheduled to be our second operating gold mine.  A gold resource has been defined on the project and numerous drill targets with potential for expanding that resource have been identified.  Additional drilling is planned, but the Pan project has priority for available funds in the near term.

A mining Plan of Operations submitted to the BLM has been declared complete, beginning the EIS process.  Scoping meetings for the EIS were held in September, followed by a public comment period.

We incurred $629,269 and $2,294,594 of expenditures at the Gold Rock project in the three and nine months ended September 30, 2013,  respectively.  Environmental costs represented 54% and 25% of the expenditures for the three and nine months ended September 30, 2013, respectively, while reverse circulation drilling costs accounted for 18% of expenditures for the nine months ended September 30, 2013.  For the three and nine months ended September 30,  2012, we incurred $1,021,807 and $2,075,021, of which 39% and 20% were drilling costs, environmental costs represented 18% and 26% of expenditures, and 15% and 17% was related to salaries and wages, respectively.

Spring Valley Project, Pershing County, Nevada

The Spring Valley property is located in the Spring Valley Mining District, Pershing County, Nevada, approximately 20 miles northeast of the town of Lovelock.  The property is accessed via paved and dirt roads east of US Interstate 80.  Water for exploration purposes is available from water wells drilled on the property under temporary grant of water rights.  Power is accessible from existing power lines; however, capacity is unknown.

The Spring Valley project is under an exploration and option agreement with Barrick.  Barrick is funding 100% of the costs to earn a joint venture interest in the project. Barrick informed us that they had incurred $30,000,000 in exploration expenditures as of April 19, 2013, completing the earn-in requirement for a 60% interest in the property.  Additionally, Barrick stated their intention to spend an additional $8,000,000 in exploration expenditures to increase their interest in the property to 70%.  We expect Barrick to complete the earn-in around the end of 2013, one year ahead of schedule.  Drilling in 2013 focused on in-fill drilling in the main resource area to upgrade the quality of the resource for future reserve calculations.

During the three months ended September 30, 2013 and 2012, we incurred nil and $21,705 of expenditures on the Spring Valley Project, respectively.  For the nine months ended September 30, 2013 and 2012, we incurred $4,914 and $128,916.  In 2013, we incurred costs that primarily related to legal and accounting fees.  The costs incurred in 2012 were primarily related to funding engineering and legal costs incurred on the portion of the Seymork land that falls outside of the area of interest under the Barrick joint venture agreement.

Tonopah Project, Nye County, Nevada

The Tonopah property is located in Nye County, Nevada, approximately 15 miles northeast of the town of Tonopah, 210 miles northwest of Las Vegas and 236 miles southeast of Reno.  The property is over the northeastern flank of the San Antonio Mountains and in the Ralston Valley. Water for exploration purposes is available from water wells for a fee from municipal sources.  Power is accessible from existing power lines crossing the property; however, capacity is unknown and may be limited.

There was no new exploration activity on the property during the three months ended September 30, 2013.

We incurred $78,942 and $84,812 of expenditures at the Tonopah project in the three and nine months ended September 30, 2013, respectively.  For the comparable periods in 2012, we incurred $90,583 and $222,603.  The expenditures for all periods were primarily related to property maintenance and taxes.

Golden Eagle Project, Ferry County, Washington

The Golden Eagle property is located on private land in the Eureka (Republic) mining district in Ferry County, Washington. The property is two miles northwest of the town of Republic, Washington and is accessed by the Knob Hill county road.

There was no new exploration activity on the project during the three months ended September 30, 2013.

We incurred $525 and $10,618 of expenditures at the Golden Eagle project in the three and nine months ended September 30, 2013, respectively, primarily related to property maintenance and taxes.  For the comparable periods in 2012, we incurred $16,644 and $82,444 primarily for engineering studies.

Pinyon Project, White Pine County, Nevada

Pinyon is a disseminated gold target near the Gold Rock and Pan projects. A portion of the claims were acquired in 2012 as part of an agreement with Aurion Resources allowing us to earn-in to a joint venture over a five year period. The Pinyon property is located in White Pine County, Nevada approximately 20 miles southeast of Eureka, Nevada. It is 10 miles north of the Gold Rock project and 6 miles east of the Pan project. Access is by 5 miles of dirt road running south-southeast from US Highway 50, at a point about 17 miles southeast of Eureka, Nevada. Water is available from wells that service the Pan and Gold Rock projects. Power is expected to be available from the Pan or Gold Rock projects.

Exploration activity on the project during the three months ended September 30, 2013 included geologic mapping and surface sampling.  Results are pending.

We incurred $76,901 and $159,115 of expenditures at the Pinyon project in the three and nine months ended September 30, 2013, respectively, primarily for property maintenance and taxes.  We did not incur any expenditures for the comparative periods of 2012.

Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The following table summarizes our results of operation for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	Three Months ended September 30, 2013	Three Months ended September 30, 2012	Change

Expenses
Consulting	68,312	181,609	(113,297)
Depreciation	140,960	116,899	24,061
Interest and bank charges	825	958	(133)
Investor relations	11,003	20,122	(9,119)
Legal, audit and accounting	581,840	289,977	291,863
Mineral exploration expenditures	1,605,572	1,929,882	(324,310)
Office and administration	300,772	270,769	30,003
Salaries and benefits	1,163,197	1,096,261	66,936
Transfer agent and filing fees	22,912	(9,073)	31,985
Travel	69,178	76,079	(6,901)
Operating loss	3,964,571	3,973,483	(8,912)

Other income (expenses)	(291,878)	225,931	(517,809)
Income tax recovery	272,628	231,633	40,995

Net (income) loss	$3,983,821	$3,515,919	$467,902

 Significant differences between the periods are as follows:

Consulting expense during the three months ended September 30, 2013 decreased $113,297 to $68,312 from $181,609 during the three months ended September 30, 2012.  The decreased consulting expenses related to the expiration of a consulting agreement with the Company’s former CEO and a decrease in non-cash stock based compensation for our consultants.

Depreciation expense during the three months ended September 30, 2013 was $140,960 compared to $116,899 during the comparable period of 2012, an increase of $24,061, or 21%. This was primarily due to a 24% increase in depreciable assets from the comparable period of 2012.

Legal, audit and accounting expense totaled $581,840 for the three months ended September 30, 2013, compared to $289,977 in the comparable period, an increase of $291,863.    During the three months ended September 30, 2013 we incurred approximately $186,000 of fees due to the graduation of our stock from being listed on the TSX.V stock exchange to the TSX stock exchange.  In addition, we continued to utilize financial consultants during most of the three months ended September 30, 2013 to meet the demands related to SEC and SEDAR filing requirements and the investigation of different financing options to meet our capital demands as we bring the Pan project into production.

Mineral exploration expense for the three months ended September 30, 2013 decreased $324,310, or 17%, from the same period of 2012.  Details of the expenses in each period may be found in the schedule of mineral exploration expenses to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.

As we are currently focused on bringing the Pan project into production, the cash expenditures for exploration have been reduced in order to preserve capital for completion the Pan project.  Beginning on January 1, 2012, we began to capitalize certain permitting and engineering activities as part of our plans to advance the Pan project to production, and in the three months ended September 30, 2013 the Company capitalized $2,523,412 of these costs as compared to $2,176,070 for the comparable period in 2012.

Office and administration expense for the three months ended September 30, 2013 were $300,772 compared to $270,769 during the comparable period of 2012, an increase of $30,003 or 11%.  This increase is a result of increased overhead costs including insurance, information systems and rent in both our Englewood and Ely offices, due to our continued growth.

Salaries and benefits expense during the three months ended September 30, 2013 was $1,163,197 inclusive of $184,360 of non-cash stock based compensation, compared to $1,096,261 and $331,677 during the comparable period of 2012, respectively.  The cash component of salaries and benefits has increased period over period as a result of additional employees added during the nine months ending September 30, 2013 as well as regular annual pay raises and recruitment and relocation fees for new employees added in 2013.    We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants.  We use the Black-Scholes model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value.  We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options.

Other income (expense) for the three months ended September 30, 2013 was an expense of $291,878 compared to an income of  $225,931 during the comparable period of 2012, a net decrease of $517,809.  During the three months ended September 30, 2013, we recorded a gain on the change in the fair value of derivative liabilities of $988,443 ($93,209 warrant liability and $895,234 derivative preferred liability) and a foreign exchange loss of $1,259,322.

Income tax recovery for the three months ended September 30, 2013 was $272,628 compared to $231,633 during the comparable period of 2012.  An income tax recovery of $582,429 recorded during the three months ended September 30, 2013 related to a decrease of the future income tax liability that is associated with the acquisition of the Pan and Gold Rock projects, which was offset by a Canadian preferred share dividend tax expense of $309,801.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The following table summarizes our results of operation for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine Months ended September 30, 2013	Nine Months ended September 30, 2012	Change

Expenses
Consulting	381,972	285,484	96,488
Depreciation	382,215	283,903	98,312
Interest and bank charges	2,186	2,202	(16)
Investor relations	22,360	99,913	(77,553)
Legal, audit and accounting	3,311,900	727,999	2,583,901
Management fees	-	8	(8)
Mineral exploration expenditures	4,173,755	5,097,446	(923,691)
Office and administration	931,916	646,332	285,584
Salaries and benefits	3,801,241	3,284,169	517,072
Transfer agent and filing fees	125,294	97,397	27,897
Travel	250,391	223,839	26,552
Operating loss	13,383,230	10,748,692	2,634,538

Other income (expenses)	17,894,990	(270,638)	18,165,628
Income tax recovery	2,179,077	203,772	1,975,305

Net (income) loss	$(6,690,837)	$10,815,558	$(17,506,395)

Significant differences between the periods are as follows:

Consulting expense during the nine months ended September 30, 2013 was $381,972 compared to $285,484 during the comparable period of 2012, an increase of $96,488 or 34%.  The increase was related to fees paid under the consulting agreement entered into with our former CEO during the first six months of the year, as well as various other business consultants which we have engaged to help our growing business needs and shifting of priorities as we move closer to production from the Pan mine.

Depreciation expense during the nine months ended September 30, 2013 was $382,215 compared to $283,903 during the comparable period of 2012, an increase of $98,312. This was primarily due to a 22% increase in depreciable assets from the comparable period of 2012.

Legal, audit and accounting expense totaled $3,311,900 for the nine months ended September 30, 2013, an increase of $2,583,901 from $727,999 for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013 we incurred significant increases in legal and financial advisory service expenses. The increase in legal expenses related to matters involved with our advancement from a development stage company to gold production including general legal issues, land claims and other corporate matters.  We also incurred significant legal and accounting fees involved in a non-recurring restructuring of our subsidiaries.  We continued to utilize financial consultants during the nine months ended September 30, 2013 to meet the demands related to SEC and SEDAR filing requirements and the investigation of different financing options to meet our capital demands as we bring the Pan project into production.

Mineral exploration expense for the nine months ended September 30, 2013 decreased $923,691, or 18%, from $5,097,446 during the same period of 2012.  Details of the expenses in each period may be found in the Schedule of Mineral Exploration Expenditures to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.    As we are currently focused on bringing the Pan project into production, the cash expenditures for exploration have been reduced in order to preserve capital for completion the Pan project.  During the nine months ended September 30, 2013 we capitalized $4,455,746 compared to $4,224,020 for the comparable period in 2012 of Pan permitting and engineering costs as part of our plans to advance the Pan project to production.

Office and administration expense for the nine months ended September 30, 2013 was  $931,916 compared to $646,332 during the comparable period of 2012, an increase of $285,584 or 44%. As noted in the three months results of operations discussion above, this increase is a result of additional overhead costs including insurance, information systems and rent in both our Englewood and Ely offices due to our continued growth.

Salaries and benefits expense during the nine months ended September 30, 2013 was  $3,801,241 inclusive of $787,979 of non-cash stock based compensation, compared to $3,284,169 and $1,234,526 respectively, during the comparable period of 2012.    The cash component of salaries and benefits has increased period over period as a result of additional employees added during the three months ending September 30, 2013 as well as regular annual pay raises and recruitment and relocation fees for new employees added.    We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants.  We use the Black-Scholes model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value.  We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options.

Other income (expense) for the nine months ended September 30, 2013 was an income of $17,894,990 compared to an expense of $270,638 during the comparable period of 2012, a net change of $18,165,628.  During the nine months ended September 30, 2013, we recorded gains on the change in the fair value of derivative liabilities of $15,574,007 ($1,146,743 warrant liability and $14,427,264 derivative preferred liability, net of $175 of share issuance costs) and a foreign exchange gain of $2,262,994.  In addition, we recorded interest income of $128,188 for the nine months ended September 30, 2013 compared to $23,176 in same period in 2012, due to an increase of $47,442,102 in our cash balance period over period.

Income tax recovery for the nine months ended September 30, 2013 was $2,179,077 compared to $203,772 during the comparable period of 2012.  An income tax recovery of $3,237,223 during the nine months ended September 30, 2013 related to a decrease of the future income tax liability that is associated with the acquisition of the Pan and Gold Rock projects, which was offset by a Canadian preferred dividend tax expense of $1,061,992.

Liquidity and Capital Resources

As of September 30, 2013, we had working capital of $54,109,319, consisting of current assets of $58,860,364 and current liabilities of $4,751,045. This represents a decrease of $19,414,865 from the working capital balance of $73,524,184 as of December 31, 2012. Consistent with our plans, our working capital balance fluctuates as we use cash to fund our exploration, development activities and other operating expenses.

We have not generated any revenues from operations.  These consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business in the foreseeable future.  We have incurred operating losses for the three and nine months ended September 30, 2013 of $3,964,571 and $13,383,230, respectively; further operating losses are anticipated in the development of our business.  Since inception of May 14, 1996 to September 30, 2013 our accumulated deficit totals $86,205,539.  Management believes that our cash on hand of $58,373,402 at September 30, 2013 is sufficient to finance exploration and development activities and operations through at least the next twelve months.

Our ability to continue on a going concern basis beyond the next twelve months depends on our ability to successfully raise additional financing for substantial capital expenditures and to successfully reach gold production from our Pan project in order to achieve planned principal operations.  While we have been successful in the past in obtaining financing, there is no assurance that we will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to us.

We have historically relied on equity financings to fund our operations. From inception through to September 30, 2013, we received $103,849,381 in cash, services, and other consideration through issuance of shares of our common stock and $68,295,156 through issuance of our preferred shares.  As of September 30, 2013, we did not have any outstanding debt.

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

Net cash used in continuing operations was $9,350,562 during the nine months ended September 30, 2013 compared to $8,725,172 during the nine months ended September 30, 2012, an increase of $625,390.  This increase is driven largely by legal expenses incurred during the first and second quarters of 2013 associated with general legal issues, land claims and other corporate entity matters as well as an increase in salary expense resulting from an increase in employee headcount.  These increases were offset by a decrease in exploration spending as we have shifted our efforts to a more concentrated development of the Pan project.

Net cash used in investing activities for the nine months ended September 30, 2013 was $5,485,910 compared to $6,167,719 during the comparable period in 2012.  Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities. We also capitalize permitting, engineering and other development activities as part of our plans to develop the Pan project.  Cash used in investing activities during the nine months ended September 30, 2013 consisted of permitting and engineering activities on the Pan project, property and equipment additions of $4,874,255 and $1,482,858 for the acquisition of mineral properties.  Cash provided by investing activities of $871,203 came from the return of reclamation bond deposits which were held by various third parties.

Net cash used in financing activities for the nine months ended September 30, 2013 was $1,978,170 primarily for the payment of the first quarter 2013 dividend to our Preferred Shareholders on April 1, 2013 and associated withholding taxes.  During the comparable period in 2012, cash provided by financing activities was $15,803,591, consisting primarily of proceeds from the public offering that closed on July 6, 2012 wherein 12,261,562 units were issued at U.S.$1.28.

Contractual Obligations

We have obligations under operating leases for our corporate offices in Englewood, Colorado and Ely, Nevada and office equipment until 2020.  Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included in the table below.

We have purchased surety bonds during the nine months ended September 30, 2013 for reclamation bonds covering several of our projects in the amount of U.S.$846,491.  The surety bonds are in place for a one year period through May of 2014, at which point we can elect to renew the surety bonds or deposit the full cash amount of the reclamation bonds with the Bureau of Land Management.

We have signed an agreement relating to the development of the Pan project which as of September 30, 2013 would require a U.S.$100,000 fee to be payable upon termination.  In addition, we have cancellable contract obligations related to consulting service agreements until 2016.

	Payments due by period
	Current Year	One – Three Years	Four – Five Years	Thereafter	Total
Operating Lease obligations	$88,468	$602,979	$568,083	$698,269	$1,957,799
Contract obligations	129,904	47,016	3,503	1,236	181,659
Total	$218,372	$649,995	$571,586	$699,505	$2,139,458

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

We have an obligation to reclaim our properties after the surface has been disturbed by exploration methods at the site. As of September 30, 2013, we have accrued $8,624 as a current liability included in Accounts payable and accrued liabilities and $49,697 as a long-term liability, compared to $6,656 as a current liability at December 31, 2012, related to reclamation and other closure requirements at our properties. These liabilities are covered by surety bonding put into place during the nine months ended September 30, 2013 as compared to reclamation deposits totaling $853,110 as of December 31, 2012. We have accrued as a liability what management believes is the present value of our best estimate of the liabilities as of September 30, 2013; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

The factors affecting stock-based compensation include estimates of when stock options might be exercised, stock price volatility and expected forfeitures. The timing of which options are exercised is out of our control and will depend, among other things, upon a variety of factors including the market value of our shares and financial objectives of the holders of the options. We used historical data to determine volatility in accordance with Black-Scholes modeling; however, the future volatility is inherently uncertain and the model has its limitations. While these estimates can have a material impact on the stock-based compensation expense and hence results of operations, there is no impact on our financial condition.

Embedded derivative liabilities are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of operations in each subsequent period. The embedded derivative liabilities are measured at estimated fair value using the appropriate fair value valuation model. Inherent in these models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate volatility at the date of issuance, and at each subsequent reporting period, based on historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve. The expected life of the embedded conversion derivative liabilities is assumed to be equivalent to their remaining contractual term. The dividend rate is based on contractual terms of the host contract or historical dividend performance on our common shares. The assumptions used in calculating the estimated fair value of the embedded derivative liabilities represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the embedded derivative liabilities and the change in estimated fair value could be materially different.

Our impairment assessment of mineral properties and equipment is based on market conditions for minerals, underlying mineral resources associated with the assets and future costs that may be required for ultimate realization through mining operations or by sale. We are in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk. Bearing these risks in mind, we have assumed recent world commodity prices will be achievable. We have considered the mineral resource reports by independent engineers on the Pan, Gold Rock, Spring Valley, Tonopah and Golden Eagle projects in considering the recoverability of the carrying costs of the mineral properties.  All of these assumptions are potentially subject to change and most are out of our control; however, changes to the assumptions are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

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

Item 4.                 Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Item 2.                Unregistered Sale of Equity Securities and Use of Proceeds.

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, on July 2, 2013, we issued 1,166,930 common shares to holders of our Series A Preferred Shares, in lieu of making a cash dividend payment.  The common shares were deemed “restricted securities” as defined in Rule 144(a)(3) of the United States Securities Act of 1933, as amended (the “Act”) and were issued pursuant to exemptions from registration available under Section 4(a)(2) and Section 3(a)(9) of the Act.

In addition, subsequent to the period covered by this Quarterly Report on Form 10-Q, on October 1, 2013, we issued 1,260,144 common shares to holders of our Series A Preferred Shares, in lieu of making a cash dividend payment.  The common shares were deemed “restricted securities” as defined in Rule 144(a)(3) of the United States Securities Act of 1933, as amended (the “Act”) and were issued pursuant to exemptions from registration available under Section 4(a)(2) and Section 3(a)(9) of the Act.

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 Mine Safety Disclosures.

We consider health, safety and environmental stewardship to be a core value for our Company.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (‘‘MSHA’’) under the Federal Mine Safety and Health Act of 1977 (the ‘‘Mine Act’’). During the three months ended September 30, 2013, our U.S. exploration and development properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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
32*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the Quarterly Report on Form 10-Q of Midway Gold Corp. for the three and nine months ended September 30, 2013, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.

* filed herewith

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GOLD CORP.
November 6, 2013	By: /s/ Kenneth A. Brunk Kenneth A. Brunk Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)
November 6, 2013	By: /s/ Fritz K. Schaudies Fritz K. Schaudies Interim Chief Financial Officer (Principal Financial and Accounting Officer)