Form 10-K
period 2013-12-31
Midway Gold Corp
filed 2014-03-13
CIK 1319009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33894

MIDWAY GOLD CORP.

(Exact name of registrant as specified in its charter)

British Columbia	98-0459178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8310 South Valley Highway, Suite 280Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

 (720) 979-0900

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	NYSE MKT

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No  x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   x      No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes x   No  

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer    Accelerated filer x      Non-accelerated filer        Smaller reporting company  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     No  x

The aggregate market value of the common stock of Midway Gold Corp. held by non-affiliates as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was US$80.8 million based on the closing price of the common stock of US$0.94 as reported on the NYSE MKT.

As of March 10,  2014, 132,981,600 common shares of Midway Gold Corp. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant’s 2014 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

CAUTIONARY NOTE regarding forward-looking statements	1

PRELIMINARY NOTES	1

CAUTIONARY NOTE TO u.S. INVESTORS REGARDING RESOURCE AND RESERVE ESTIMATES	1

Glossary of mining terms	1

PART I	1

Item 1. Description of business	1

Item 1A. Risk factors and uncertainties	1

Item 2. Description of Properties	1

Item 3. Legal Proceedings	1

Item 4. mine safety disclosures	1

PART II	1

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	1

Item 6. Selected Financial Data	1

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	1

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.	1

Item 8. Financial Statements and Supplementary Data	1

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	1

Item 9A. Controls and Procedures	1

Item 9B. Other Information	1

PART III	1

Item 10. Directors, Executive Officers and Corporate Governance	1

Item 11. Executive Compensation	1

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters	1

Item 13. Certain Relationships and Related Transactions, and Director Independence	1

Item 14. Principal Accounting Fees and Services	1

PART IV	1

Item 15. Exhibits, Financial Statement Schedules	1

SIGNATURES	1

EXHIBIT INDEX

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

•	the establishment and estimates of mineral reserves and resources;
•	the grade of mineral reserves and resources;
•	anticipated expenditures and costs in our operations;
•	planned exploration activities and the anticipated outcome of such exploration activities;
•	plans and anticipated timing for obtaining permits and licenses for our properties;
•	anticipated planned production at development properties;
•	anticipated closure costs;
•	expected future financing and its anticipated outcome;
•	anticipated liquidity to meet expected operating costs and capital requirements;
•	estimates of environmental liabilities;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements;
•	factors expected to impact our results of operations; and
•	the expected impact of the adoption of new accounting standards.

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

Exchange Rate Information

The table below sets forth the average rate of exchange for the Canadian dollar for the five most recent calendar years ended December 31.  For purposes of this table, the rate of exchange means the closing exchange rate as reported by the Bank of Canada on its web site at www.bankofcanada.ca.  The table sets forth the number of Canadian dollars required under that formula to buy one United States dollar, rounded to the nearest cent.

	2013	2012	2011	2010	2009
Average for Period	$1.03	$1.00	$0.99	$1.03	$1.14

Metric Conversion Table

For ease of reference, the following conversion factors are provided:

Metric Unit	U.S. Measure	U.S. Measure	Metric Unit

1 hectare	2.471 acres	1 acre	0.4047 hectares
1 metre	3.2881 feet	1 foot	0.3048 metres
1 kilometre	0.621 miles	1 mile	1.609 kilometres
1 gram	0.032 troy oz.	1 troy ounce	31.1 grams
1 kilogram	2.205 pounds	1 pound	0.4541 kilograms
1 tonne	1.102 short tons	1 short ton	0.907 tonnes
1 gram/tonne	0.029 troy ozs./ton	1 troy ounce/ton	34.28 grams/tonne

The following abbreviations are used herein:

Ag	= silver
Au	= gold	m(2)	= square meter
Au g/t	= grams of gold per tonne	m(3)	= cubic meter
g	= gram	Ma	= million years
ha	= hectare	Oz	= troy ounce
km	= kilometer	Pb	= lead
km(2)	= square kilometers	T	= tonne
kg	= kilogram	t	= ton
lb	= pound	Zn	= zinc
m	= meter

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

1  SEC Industry Guide 7 requires a final or “bankable” feasibility study that must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.  Further, all necessary permits must have been filed with the appropriate regulatory authorities including the primary environmental analysis or report.

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

PART I

As used in this Annual Report, references to the “Company,” “we,” “our,” or “us” mean Midway Gold Corp., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

Item 1.   Business

History and Organization

Midway Gold Corp. was incorporated under the Company Act (British Columbia) on May 14, 1996, under the name Neary Resources Corporation. On October 8, 1999, we changed our name to Red Emerald Resource Corp. On July 10, 2002, we changed our name to Midway Gold Corp.  We became a reporting issuer in the Province of British Columbia upon the issuance of a receipt for a prospectus on May 16, 1997.  Our common shares were listed on the Vancouver Stock Exchange (a predecessor of the TSX Venture Exchange (“TSX-V”)) on May 29, 1997. On July 1, 2001, we became a reporting issuer in the Province of Alberta pursuant to Alberta BOR#51-501.  On December 21, 2007, we filed a Form 8-A with the SEC in connection with the listing of our common shares on the American Stock Exchange (now known as the NYSE MKT) and became a reporting issuer under Section 12(b) of the Securities Exchange Act of 1934, as amended.  On July 16, 2013, we received final approval to move our common shares to the Toronto Stock Exchange (“TSX”) from the TSX-V.  Our common shares are currently listed on the NYSE MKT and TSX under the symbol “MDW.”

The name and place of incorporation for our wholly-owned material subsidiaries as of December 31, 2013 is set out below.

We are a development stage company engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties in North America. Our mineral properties are located in Nevada and Washington.  The Tonopah, Spring Valley, Gold Rock and Golden Eagle gold properties are exploratory stage projects and have identified gold mineralization.  Our Pan project is in the development stage. We are working towards transitioning from a development stage company to a gold production company with plans to advance the Pan gold property located in White Pine County, Nevada through to production in 2014.

We have completed our technical, engineering, permitting and economic studies on our Pan gold project and have commenced construction with production expected in 2014.

We do not currently produce gold and do not currently generate operating earnings. Through 2013, funding to explore and develop our gold properties and to operate the company has been through equity and debt financings. We expect to continue to raise capital through additional equity and/or debt financings and through the exercise of stock options until we are able to generate earnings through operations.

Our registered office in Canada is located at 1000 – 840 Howe Street, Vancouver, British Colombia V6Z 2M1. Our principal executive and head office in the United States is located at 8310 South Valley Highway, Suite 280, Englewood, Colorado 80112, U.S.A. and our telephone number is (720) 979-0900.

Available Information

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

We also make available, free of charge, on or through our Internet website, at www.midwaygold.com our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934.  Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report.  Additional information about the Company may also be found at www.sedar.com and www.sec.gov.

Significant Developments in 2013

Resignation of Mr. Schaudies as Chief Financial Officer

On January 29, 2013, Mr. Fritz K. Schaudies informed the Company of his intentions to resign as our Chief Financial Officer due to health reasons and not the result of any disputes with us.  Mr. Schaudies resignation was effective as of May 8, 2013 with the completion of the transition of his duties and responsibilities to Mr. John Labate.

Q1 Preferred Series A Dividend Declared and Paid

On March 11, 2013 our Board of Directors (the “Board”) declared the first dividend payment to the holders of Series A Preferred Stock with a record date of March 25, 2013 to be paid in cash totaling $1,698,304 (U.S.$1,671,559), which was paid on April 1, 2013.  Canadian tax legislation requires a corporate tax to be paid on all cash or in-kind dividends declared and paid by a Canadian entity on taxable preferred shares.  Therefore, the dividend payment resulted in recording of a Canadian corporate “Part VI.1” tax payable of $424,576, which is payable during the first quarter of 2014.  We are entitled to a deduction for tax purposes equal to 3.5 times Part VI.1 taxes paid.  Therefore, future Canadian corporate tax savings, if able to be realized, should approximately offset the preferred dividend tax expense.

Appointment of Mr. John Labate as Chief Financial Officer

On April 12, 2013, the Board appointed Mr. John Labate, age 64, to serve as our Chief Financial Officer commencing on May 8, 2013.

Q2 Preferred Series A Dividend Declared and Paid

On June 20, 2013 our Board declared the second dividend payment to the holders of Series A Preferred Shares with a record date of June 24, 2013, totaling $1,468,549 (U.S. $1,405,466), which was paid on July 2, 2013 in stock less applicable tax withholdings, through the issuance of 1,166,930 common shares to the holders of the Series A Preferred Shares.  The dividend payment resulted in recording of a Canadian corporate “Part VI.1” tax payable of $327,615, which is payable during the first quarter of 2014.

Our Common Shares Commenced Trading on the TSX

On July 15, 2013, we received final approval to move the trading of our common shares in Canada from the TSX Venture Exchange to the TSX. In connection with our move to the TSX, we certified that if we fail to redeem Series A Preferred Shares two years after receiving a redemption demand and the holders of our Series A Preferred Shares are able to elect the majority of our Board in accordance with Article 26.7(3) of our Notice of Articles, we could voluntarily delist from the TSX or we would propose an amendment to our Articles to re-designate our common shares and if such re-designation failed, voluntarily delist from the TSX. Trading of our common shares on the TSX commenced on July 16, 2013.

Resignation of Mr. John Labate as Chief Financial Officer

On August 20, 2013, Mr. John Labate informed the Company of his intentions to resign as our Chief Financial Officer due to personal reasons.

Appointment of Mr. Schaudies as Interim Chief Financial Officer

Upon the resignation of Mr. John Labate on August 20, 2013, we appointed Mr. Fritz K. Schaudies as interim Chief Financial Officer effective August 20, 2013 while the Company conducted a search for a permanent replacement for Mr. Labate. Mr. Schaudies previously served as our Chief Financial Officer from March 18, 2011 to May 8, 2013.

Q3 Preferred Series A Dividend Declared and Paid

On September 17, 2013 our Board of Directors (the “Board”) declared the third dividend payment to the holders of Series A Preferred Shares with a record date of September 23, 2013, totaling $1,467,197 (U.S. $1,421,014), which was paid on October 1, 2013 in common shares less applicable tax withholdings, through the issuance of 1,260,144 common shares to the holders of the Series A Preferred Shares.  The dividend payment resulted in recording of a Canadian corporate “Part VI.1” tax payable of $309,801, which is payable during the first quarter of 2014.

Barrick Gold Exploration Inc. Exploration Program at the Spring Valley Project

On November 18, 2013, the Company announced that Barrick Gold Exploration Inc. (“Barrick”) had informed the Company that it has completed expenditures totaling $38 million at the Company’s Spring Valley Project. This meets the requirements for Barrick to earn a 70% interest in the project.  The formation of the joint venture was completed on February 24, 2014, with Barrick holding a 70% interest and the Company holding the remaining 30% interest.  The Company has until July 14, 2014 to decide on the option to be carried to production, at which point, the Company would retain a 25% interest in the joint venture.

Resignation of Mr. Schaudies as Interim Chief Financial Officer and Appointment of Mr. Bradley Blacketor as Chief Financial Officer

On December 5, 2013, Mr. Fritz K. Schaudies informed the Company of his intentions to transition out as our Interim Chief Financial Officer with the appointment of Mr. Bradley Blacketor as Chief Financial Officer.  The Board of Directors appointed Mr. Bradley Blacketor as the Company’s Chief Financial Officer and a Senior Vice President effective December 5, 2013.

Q4 Preferred Series A Dividend Declared and Paid

On December 19, 2013 our Board of Directors (the “Board”) declared the third dividend payment to the holders of Series A Preferred Shares with a record date of December 23, 2013, totaling $1,515,845 (U.S. $1,421,014), which was paid on January 2, 2014 in common shares less applicable tax withholdings, through the issuance of 1,485,728 common shares to the holders of the Series A Preferred Shares.  The dividend payment resulted in recording of a Canadian corporate “Part VI.1” tax payable of $378,935, which is payable in equal monthly installments during 2014.

Completion of Pan Permitting

On December 20, 2013, the Company obtained a signed Record of Decision (“ROD”) on the Final Environmental Impact Statement (EIS) for the Pan gold project, White Pine County, Nevada. The ROD signifies full completion of the required National Environmental Policy Act (“NEPA”) and Environmental Impact Statement (“EIS”) process. The ROD represents the final step in the federal permitting process and allows construction at the Pan gold project to begin.

Financial Information about Segments

Segmented information is contained in Note 18 of the “Notes to the Consolidated Financial Statements” contained in the section titled “Item 8. Financial Statements and Supplementary Data” of this Annual Report and is incorporated herein by reference.

Competitive Business Conditions

The exploration for, and the acquisition of gold and silver properties, are subject to intense competition.  Due to our limited capital and personnel, we are at a competitive disadvantage compared to many other companies with regard to exploration and development of mining properties.  We believe that competition for acquiring mineral prospects will continue to be intense in the future.

The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital.  Development of our mining properties could stall due to a lack of funding which would have a material adverse effect on our operations and financial position.

Seasonality

None of our properties are subject to material restrictions on operations due to seasonality.

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

On lands owned by the United States, mining rights are governed by the General Mining Law of 1872, as amended (“General Mining Law”), which allows the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws.  Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the Bureau of Land Management (“BLM”).   Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).  For a more detailed discussion of the various government laws and regulation applicable to our operations and potential negative effect of these laws and regulations, see the section heading “Item 1A. Risk Factors” below

Environmental Regulation

Our mineral projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations, as well as obligations to post reclamation bonds for our projects as work is commenced.   Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During 2013, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We anticipate that we will incur capital expenditures for environmental control facilities during 2014 relating to the development of the Pan mine.

Employees

As of December 31, 2013, we had 38 full-time employees and one part-time employee, 22 of whom were employed full-time at our principal executive office in Denver, Colorado.  In addition, we had 15 full-time employees, and one part-time employee at our Ely, Nevada office.  We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and our administrative and financial affairs.

Item 1A.   Risk Factors

This Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

Since we have no operating or production history, investors have no basis to evaluate our ability to operate profitably. We were organized in 1996 but have had no revenue from operations since our inception. We have no history of producing metals from any of our properties. The majority of our properties are exploration stage properties in various stages of exploration. Our Tonopah, Spring Valley, Golden Eagle, and Gold Rock properties are exploratory stage exploration projects with identified gold mineralization. We now hold a minority interest in our Spring Valley project under the joint venture agreement with Barrick.  Our Pan gold project is in the development stage. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related work and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration and development programs to experience unexpected problems and delays during drill programs and, development, construction and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.

We have a history of losses, negative operating cash flow and expect to continue to incur losses in the future. We have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future. We incurred the following operating losses during each of the following periods:

•	$17,380,100 for the year ended December 31, 2013;
•	$14,734,063 for the year ended December 31, 2012; and
•	$18,615,682 for the year ended December 31, 2011.

We had an accumulated deficit of $83,801,392 as of December 31, 2013. We expect to continue to incur losses until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations.

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

There may be delays in construction on our Pan gold project.  Delays in construction could result from factors such as availability and performance of engineering and construction contractors, suppliers and consultants; availability of required equipment and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or insufficient financing, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, could delay construction at the Pan gold project. There can be no assurance that the necessary personnel, equipment or supplies will be available.

Our mineralization figures are estimates based on interpretation and assumptions and our properties may yield less mineral production under actual conditions than is currently estimated. Unless otherwise indicated, mineralization figures presented in this Annual Report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and mining engineers.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties.  Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only.

Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

•	these estimates will be accurate;
•	resource or other mineralization estimates will be accurate; or
•	this mineralization can be mined or processed profitably.

Any material changes in mineral resource estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.    As we have not completed feasibility studies on all of our properties and have not commenced actual production; mineralization resource estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

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

We may encounter archaeological issues and claims relating to our Tonopah property, which may delay our ability to conduct further exploration or developmental activities or could affect our ability to place our properties into commercial production, if warranted.  Our exploration and development activities may be delayed due to the designation of a portion of the Tonopah property as a site of archaeological significance.

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

The volatility in gold and silver prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the average annual market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix, as shown in the table below:

Mineral	2013	2012	2011	2010	2009
Gold	$1,411.23	$1,668.98	$1,571.52	$1,224.53	$972.35
Silver	$23.79	$31.15	$35.12	$20.19	$14.67

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

We could incur substantial costs or disruptions to our business if we cannot obtain, renew or maintain the necessary authorizations and permits.  In order to conduct our operations, we must obtain authorizations and permits from governmental authorities.  Delays in obtaining authorizations or permits, failure to obtain an authorization or permit or receipt of an authorization or permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop our gold projects.  The failure to obtain necessary permits could result in an impairment of the carrying value of our projects as the project(s) will not have mineral reserves under SEC Industry Guide 7 or NI 43-101.

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

NEPA requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an EIS. The United States Environmental Protection Agency (“EPA”), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

The Clean Water Act (“CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

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

Proposed Expansion of the Duckwater Shoshone Tribe’s Reservation could impact our Gold Rock Site and Permitting. In 2011, the Duckwater Shoshone Tribe indicated that the tribe is seeking to expand the Duckwater Indian Reservation, Nye County, Nevada, from 3,850 acres to 235,000 acres. The Duckwater Shoshone Tribe’s proposed expansion could impact our ability to operate our Gold Rock site and it may impact the enforceability of our land and water permits granted by the BLM that relate to lands within the Duckwater Shoshone Tribe’s proposed expansion area.

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

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.  We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NYSE MKT, the TSX, applicable Canadian authorities and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) with increased disclosure obligations for public companies and mining companies in the United States. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Joint ventures and other partnerships may expose us to risks.  Our Spring Valley property is currently under a  joint venture agreement with Barrick and, in the future, we may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of certain of the properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our common shares.

Our directors and officers may have conflicts of interest as a result of their relationships with other companies. Our directors and officers are also directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties. For example, Bradley Blacketor, our Chief Financial Officer, also serves as a director for Kaminak Gold Corporation.  Consequently, there is a possibility that our directors and/or officers may be in a position of conflict in the future.

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

Risks Related to Our Securities

We believe that we may be a “passive foreign investment company” for the current taxable year which would likely result in materially adverse United States federal income tax consequences for United States investors.  We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets.  United States shareholders should be aware that we believe we were classified as a PFIC during our tax year ended December 31, 2013, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and possibly future taxable years.  If we are a PFIC for any taxable year during which a United States person holds our securities, it would likely result in materially adverse United States federal income tax consequences for such United States person. The potential consequences include, but are not limited to, re-characterization of gain from the sale of our securities as ordinary income and the imposition of an interest charge on such gain and on certain distributions received on our common shares.  Certain elections may be available under U.S. tax rules to mitigate some of the adverse consequences of holding shares in a PFIC.

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

In the last 12 months, the price of our stock on the TSX has ranged from a low of $0.76 to a high of $1.44, and on the NYSE MKT has ranged from a low of US$0.73 to a high of US$1.48.  In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile.  These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common shares.  As a result, you may be unable to resell your shares at a desired price.

Holders of the Series A Preferred Shares have substantial governance rights. Holders of the Series A Preferred Shares have the right to nominate and elect, voting as a class, one (1) director to our Board.  If the size of our Board is increased beyond seven (7) members, increases will occur in increments of two (2) and the “Preferred Governance Majority” (initially HCP-MID, LLC until the investors have less than 7,567,568 Series A Preferred Shares, then holders of a majority of the Series A Preferred Shares) will have the right to designate one (1) director nominee for election or appointment as director.  The Preferred Governance Majority has the right to fill any vacancy of the preferred shareholder director position.

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

Holders of Series A Preferred Shares have substantial rights and ranks senior to our common shares.  Our common shares rank junior as to dividend rights, redemption rights, conversion rights and rights in any liquidation, dissolution or winding-up of the Company to the Series A Preferred Shares.  Upon liquidation, dissolution or winding-up of our Company, the holders of the Series A Preferred Shares are entitled to a liquidation preference equal to 125% of the initial issue price of US$1.85 prior and in preference to any distribution to the holders of our common shares.  The holders of the Series A Preferred Shares are also entitled to an annual 8% dividend, compounded monthly and payable quarterly.  Further, no dividend greater than the in-kind dividends on the Series A Preferred Shares may be paid, declared or set apart for payment in respect of the common shares. The existence of such senior security could have an adverse effect on the value of our common shares.  As of the date of this Annual Report on Form 10-K we have issued a total of 3,912,802 common shares as our quarterly dividend payment to the Holders of the Series A Preferred Shares.

Series A Preferred Shares contain certain redemption rights which may require us to redeem the shares on December 13, 2017.  Either we or the holders of our Series A Preferred Shares may provide a redemption notice for the Series A Preferred Shares on December 13, 2017 at a redemption price of US$1.85 per share.  In the event that we are unable to redeem the Series A Preferred Shares within 30 days after a demand for redemption by a holder of the Series A Preferred Shares and we have not completed a liquidation event (excluding a voluntary or involuntary liquidation, dissolution or winding-up of our affairs) prior to the five years from issuance of the Series A Preferred Shares, then we are required to distribute all of the legal available funds to the holders of the Series A Preferred Shares and repay any amounts otherwise due in equal quarterly payments for the period of two (2) years from the date on which redemption is demanded.

In addition, if we are unable to redeem any Series A Preferred Shares two (2) years after a demand for redemption, then, subject to a special separate resolution (the “Special Resolution”) of the holders of our common shares and provided it is permitted by our articles, as amended, (i) voting as a single class, vote to elect a majority of our Board, and (ii) in the event that our articles do not permit a single class of our shareholders to elect a majority of our Board, holders of Series A Preferred Shares may sell, as may be permitted by applicable law, on our behalf, our assets, in such holder’s discretion, that are sufficient to redeem any Series A Preferred Shares.    Pursuant to our obligations under a side letter (the “Side Letter”) by and between the Company and the Series A Preferred Holders, we agreed to present a proposal to our shareholders to approve the Special Resolution at our 2013 Annual General and Special Meeting of Shareholders.  Our shareholders did not approve the Special Resolution at our 2013 Annual General and Special Meeting of Shareholders.  However, under the terms of the Side Letter we will seek shareholder approval for the Special Resolution at each annual and special meeting until the shareholders approve the Special Resolution.    Our failure to redeem the Series A Preferred Shares in accordance with the terms of the Series A Preferred Shares rights will have a material adverse effect on the rights of our common shares and our business.

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

We are subject to the continued listing criteria of the NYSE MKT and the TSX and our failure to satisfy these criteria may result in delisting of our common shares.  Our common shares are currently listed on the NYSE MKT and the TSX.  In order to maintain the listing, we must maintain certain share prices, financial, and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders.  In addition to objective standards, the NYSE MKT and the TSX may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE MKT or TSX inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the listing requirements of the NYSE MKT or TSX; if an issuer’s common shares sell at what the NYSE MKT or the TSX considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE MKT or TSX; or if any other event occurs or any condition exists which makes continued listing on the NYSE MKT or TSX, in their opinion, inadvisable.

If the NYSE MKT or the TSX delists our common shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

If we issue additional equity in equity financings or through issuance of common shares upon exercise of options or warrants or conversion of convertible securities, the trading price of our securities may be negatively impacted and our current shareholders may suffer dilution. Any future sale of equity capital in financing transactions or through the exercise of warrants or options or conversion of convertible securities will result in dilution to existing shareholders, and even the perception that such issuance of equity capital may occur could have a negative impact on the trading price of our securities. We may pursue other alternatives for the financing of further exploration and development through offering an interest in our properties to be earned by another party or parties carrying out further exploration thereof.

We are required to pay any documentary, stamp, or similar issue or transfer tax upon the conversion of the Series A Preferred Shares into common shares.  Pursuant to our Articles and Notice of Alteration, we are required to pay any documentary, stamp or similar issue or transfer tax upon the conversion of the Series A Preferred Shares into our common shares. Our failure to make such tax payments, when required, would limit our ability to convert the Series A Preferred Shares into common shares which could result in us having to reimburse the holders of the Series A Preferred Shares in cash, for an amount equal to such holder’s total purchase price (including brokerage commissions and other out-of-pocket expenses, if any) of common shares purchased on the open market in lieu of the receipt of common shares upon conversion of the Series A Preferred Shares.  Such cash payments could reduce our working capital which could have a negative impact on the trading price of our securities.

We may in the future choose to pay dividends on the Series A Preferred Shares in cash or shares of our common stock, in which case holders of the Series A Preferred Shares would be subject to certain United States and Canadian tax rules and regulations regarding such dividends. We may in the future distribute taxable dividends on the Series A Preferred Shares in cash or shares of our common stock at our election. Holders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, our shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.  In addition, any dividends paid or credited (or deemed to be paid or credited) on our common shares owned by a United States’ holders will be subject to Canadian withholding tax at the rate of 25%, generally reduced to 15% by virtue of the Canada – United States Income Tax Convention (the “Convention”).  If the United States holder is a company that beneficially owns at least 10% of our voting stock, the Canadian withholding tax is reduced to 5% by virtue of the Convention.

Item 1B. Unresolved  Staff  Comments

None.

Item 2. Properties

Nevada Properties

Map of Properties

The map below shows the location of the Company’s properties located in Nevada, USA.  These properties are described in further detail below.

MAP OF OUR NEVADA PROPERTIES, 2013

OREGON
IDAHO
CALIFORNIA
UTAH
ARIZONA
Winnemucca
Elko
80
Spring Valley Project
Lovelock
Reno
80
50
Eureka
Pinyon Project
Pan Project
Ely
Carson City
Gold Rock Project
Tonopah Project
Tonopah
N
15
Las Vegas
0
25
50
100 Miles

Copyright:© 2009 ESRI

Source: Midway Gold Corp., 2013

Pan Gold Project

The Pan gold project is a sediment-hosted gold deposit located along the prolific Battle Mountain/Eureka gold trend. Gold mineralization occurs in shallow oxide deposits, along a two-mile strike length of a faulted anticline. We have targeted this project for development of an open pit, heap leach mining operation. The NEPA portion of the permitting is complete and initial mine construction is underway. Production is planned for 2014 depending on obtaining adequate financing.

Location and Means of Access

The Pan property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.  Access is via a seven mile dirt road running south-southeast from US Highway 50, at a point about 17 miles southeast of Eureka, Nevada. Eureka has a population of about 2,000. Water is readily available from wells on the property. Permits have been received to extend power lines to the property.

Title

We have controlled the property since April 2007 through direct ownership of unpatented lode mining claims administered by the BLM and through mining leases. Our land position encompasses a gross area of approximately 9,794.5 acres containing federal lode mining claims.

We acquired our interest in a  January 7, 2003 mineral lease agreement with Nevada Royalty Corp., Inc (“NRC”), formerly Newark Valley Mining Corp., formerly Gold Standard Royalty Corporation and formerly the Lyle Campbell Trust as a result of its acquisition of Pan-Nevada Gold Corporation on April 13, 2007.  On or before January 5th of each year we must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing price for the third calendar quarter preceding January 1 of the year in which the payment is due.  On January 1, 2013 we paid $283,194 (US$287,448).  Subsequent to the year-end we paid $245,768 (US$231,072) on January 2,  2014.  The minimum advance royalties will be creditable against a sliding scale production royalty of between 2.5% and 4%.  We must incur a minimum of US$65,000 a year of work expenditures, including claim maintenance fees, during the term of the mining lease.

We have staked additional claims adjacent to the Pan property, some of which fall within the one mile area of interest of the NRC mining lease and will be subject to the production royalty to NRC. We have staked additional claims around the project, increasing the total land holdings to over 16 square miles. Our land position containing federal lode mining claims, placer mining claims and patented fee properties encompasses a gross area of approximately 10,372.6 acres.

We have prepared a summary table shown below that identifies the nature of its ownership or interest in the property, describes its interest in the properties, describes the type,  names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership	Agreement	Expiry	Owner	Claims	Land	Name/Series	Claim	Serial Numbers	Gold	Approx.
	Date		(source)		Type		#		Royalty	Acreage*
Leased	1/7/2003; amended 1/1/2009; ratified 10/14/2010	1/7/2023	Nevada Royalty Corp.	429	Federal Lode - BLM	PAN	119	NMC205565	2.5-4% Gross	8,863.14
					Federal Lode - BLM	PAN	37-38	NMC37169-
NMC37170
					Federal Lode - BLM	PAN	63-69 (odd)	NMC37172-
NMC37175
					Federal Lode - BLM	PE	50-54 (even)	NMC427129-
NMC427133 (odd)
					Federal Lode - BLM	PAN	71-74	NMC57946-
NMC57949
					Federal Lode - BLM	PAN	22-28	NMC61102-
NMC61108
					Federal Lode - BLM	PAN	34-36	NMC61114-
NMC61116

Ownership	Agreement	Expiry	Owner	Claims	Land	Name/Series	Claim	Serial Numbers	Gold	Approx.
	Date		(source)		Type		#		Royalty	Acreage*
Leased	1/7/2003; amended 1/1/2009; ratified 10/14/2010	1/7/2023	Nevada Royalty Corp.		Federal Lode - BLM	PA	8A, 10, 12-18	NMC630283-	2.5-4% Gross + 1% NSR
NMC630291
					Federal Lode - BLM	PA	49A	NMC630323	2.5-4% Gross
					Federal Lode - BLM	LAT	9-38, 40, 42, 44, 46, 48-60, 47, 61-65	NMC815131-
NMC815183
					Federal Lode - BLM	NC	30-52	NMC958546-
NMC958568
					Federal Lode - BLM	NC	59-72	NMC958575-
NMC958588
					Federal Lode - BLM	NC	94-121, 124-130, 133-139, 142-146, 149-154, 157-162, 165-170	NMC958610-
NMC958674
					Federal Lode - BLM	CT	30-51	NMC980710-	2.5-4% Gross
NMC980727
					Federal Lode - BLM	PETER	Jan-51	NMC980728-
NMC980778
					Federal Lode - BLM	BSW	38-45, 1-37, 46-47	NMC980787-
NMC980825
					Federal Lode - BLM	PA	19, 21, 44, 46, 48	NMC980826-
NMC980830
					Federal Lode - BLM	PE	56	NMC980831
					Federal Lode - BLM	NP	Jan-41	NMC980832-
NMC980872
					Federal Lode - BLM	ET	Jan-41	NMC980873-
NMC980913
					Federal Lode - BLM	GWEN	17-18	NMC984635-
NMC984636
					Federal Lode - BLM	PAN	111-112, 114, 120-122	NMC984637-
NMC984642
					Federal Lode - BLM	PR	9-Jan	NMC1031802-
NMC1031810
					Federal Lode – BLM	PC	1-18, 20	NMC1057236-
NMC1057254
Owned	-	-	MDW Pan LLP	121	Federal Lode - BLM	NC	29-Jan	NMC958517-	-	2,499.86
NMC958545
					Federal Lode - BLM	NC	53-58	NMC958569-
NMC958574
					Federal Lode - BLM	NC	73-93	NMC958589-
NMC958609
					Federal Lode - BLM	GWEN	10-Jan	NMC965337-
NMC965346
					Federal Lode - BLM	GWEN	19-48	NMC984556-
NMC984585
					Federal Lode - BLM	GWEN	49-51	NMC977345-
NMC977347
					Federal Lode - BLM	GWEN	54-55, 58-65	NMC977350-
NMC977359
					Federal Lode - BLM	REE	81-82	NMC973536-
NMC973537
					Federal Lode - BLM	PC	19, 21-29	NMC1057292-
NMC1057301

Mineral Resources

In October 2011, we reported an updated resource estimate for the Pan gold project based on results from 2011 drilling received up to the date of the resource estimate. The updated Measured and Indicated mineral resource estimate exceeds one million ounces of gold. The 1.13 million ounces of gold are contained in 37 million tonnes of 0.49 grams per tonne (gpt) gold in the Measured category and 43 million tonnes of 0.40 gpt gold in the Indicated category using a 0.14 gpt gold cutoff grade. The updated resource was prepared by Gustavson Associates LLC, an arm’s length party to the Company. The mineral resources are summarized below. “NI 43-101 Updated Mineral Resource Estimate for the Pan Gold Project, White Pine County, Nevada, dated November 1, 2011,” which is available under the Company's profile at www.sedar.com. The report was prepared to the standards of National Instrument 43-101 and was filed on SEDAR on November 2, 2011.

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

On November 15, 2011, we announced completion of a Feasibility Study showing robust economics for the Pan gold project. Mineral Reserves were based upon a design pit using Lerchs Grossmann generated pit surfaces that maximize revenue based on a $1,200 per ounce three-year trailing average price of gold. Cutoff grades of 0.21 gpt in the South pit and 0.27 gpt in the North & Central pits produced the project’s highest NPV. “NI 43-101 Technical Report Feasibility Study for the Pan Gold Project, White Pine County, Nevada, dated November 15, 2011,” which is available under our profile at www.sedar.com. The feasibility Study was prepared by Guastavson Associates LLC, to the standards of National Instrument 43-101 and was filed on SEDAR on December 21, 2011. An updated report “Updated NI 43-101 Technical Report, Feasibility Study for the Pan Project, White Pine County, Nevada” dated November 29, 2012 was filed to clarify responsibilities of the Qualified Persons. This updated report made no changes in the feasibility study numbers.

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

We believe that there is no material difference between the mineral reserves as disclosed above under our NI 43-101 Feasibility Study and those disclosable under SEC Industry Guide 7, and therefore no reconciliation is provided. Since the Pan project has known reserves under SEC Industry Guide 7 and has received its Record of Decision, the project is considered by us to be in the development stage.

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

During the twelve months ended December  31, 2013 and 2012 we incurred expenditures of $2,151,355 and $1,415,189 at the Pan Project, respectively.  These expenditures were primarily for salaries and labor, which were 71% and 62% of mineral exploration expenditures during the twelve months ended December 31, 2013 and 2012, respectively.

During the twelve months ended December  31, 2013 and 2012, we capitalized into property, equipment and mine development $8,454,762 and $6,057,111 of Pan expenditures, respectively, for permitting, mitigation, engineering, site characterization, metallurgy, mine planning, and detailed design.

Geology

The Pan gold project is a sediment-hosted gold deposit on the prolific Battle Mountain-Eureka gold trend in Nevada. It is an oxide deposit exposed on the surface. Host rocks are Devonian-Mississippian marine siltstone and limestone of the Pilot Formation and the Devils Gate Formation. Breccias developed along the Pan fault are the primary host of gold mineralization. Argillic alteration and silicification are the dominant alteration types associated with gold. At North Pan, gold mineralization is primarily hosted by silicified breccia in the Pilot Formation. At South Pan, gold occurs primarily in argillic altered breccia in the Devils Gate Formation. Gold occurs as stratabound mineralization outside of the breccias particularly in the Wendy zone adjacent to South Pan.

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

In addition, in November 2011 we announced completion of a Feasibility Study showing strong economics for the Pan gold project. The Feasibility Study showed NPV of the project to be robust at a range of gold prices, increasing from $123 million at $1,200/oz gold to $344M at $1,900/oz gold. The IRR grows from 32% to 79% using the same range of gold prices. Both use a 5% discount rate and are after tax figures. According to the 2001 Feasibility Study, the capital costs to build the mine are estimated to be $99M which includes $8.2M working capital and a $6.8M contingency. The operating cash cost is projected to be $585/oz which includes royalties, state taxes, and a 5% contingency. The total production cost including capital is projected to be $824/oz.  For further information on this project, please see the report entitled “Updated NI 43-101 Technical Report Feasibility Study for the Pan Gold Project, White Pine County, Nevada, dated December 29, 2012”, which is available under our profile at www.sedar.com. The  Feasibility study was prepared by Gustavson Associates LLC, to the standards of National Instrument 43-101 and was originally filed on SEDAR on December 21, 2011.

A detailed discussion regarding Sampling and Analysis as well as Security of Samples is included within the National Instrument 43-101 which is available through www.sedar.com.

During 2012, we completed the scoping phase of the federal permitting process, completed the construction of a new access road Jacobs Engineering Group completed front-end engineering of mine related infrastructure, SRK Consulting completed engineering for the heap leach pad and ponds, Summit Valley Technologies was contracted to provide gold recovery equipment for the processing plant, large scale column leach tests were initiated to determine gold recovery from larger size material. We completed 8,170 feet of reverse circulation drilling in 14 holes and 2,156 feet of core drilling in 7 holes for crusher site characterization, testing deep exploration targets, and follow-up condemnation drilling beneath proposed mine facilities. Water rights for mineral processing were acquired and a production water well and five monitor wells were completed.

2013 Program

A trial blast provided material for large column tests to evaluate the potential for Run of Mine leaching at South Pan. Test result showed that ROM is a viable option at South Pan. Our engineers have been optimizing mine plans and re-evaluating operating and capital costs for the project. The NEPA permitting process was completed with a Record of Decision for the Final Environmental Impact Statement issued on Dec 20, 2013. We also received confirmation from the U.S. Army Corps of Engineers that no surface waters are present at the project that would fall under the jurisdiction of Sections 401 and 404 of the Federal Clean Water Act. We received our Water Pollution Control Permit and our Air Quality Operating Permit to Construct. Construction began with a groundbreaking in January 2014. A construction management contract has been awarded to Jacobs Engineering.

To date we have incurred total costs of $16,921,984 relating to the exploration and $14,511,873 relating to the development of the Pan gold project.

The Pan gold project has known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is developmental in nature.

Gold Rock Project

Gold Rock is a sediment-hosted gold deposit located along the prolific Battle Mountain/Eureka gold trend 8 miles from the Pan gold project. The property includes the Easy Junior Mine, which reportedly produced approximately 2.9 million tons at a grade of 0.026 opt for 74,945 ounces of gold by 1994. Additional drilling was completed in 2013 to expand the resource. Surface work was completed to identify additional exploration targets on the property.

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

We acquired our interest in the March 20, 2006 mineral lease agreement with NRC as a result of our acquisition of Pan-Nevada Gold Corporation on April 13, 2007.  On or before January 5 of each year we must pay an advance minimum royalty of the greater of US$60,000  or the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing price for the third calendar quarter preceding January 1 of the year in which the payment is due.  On January 2, 2013 we paid $175,857 (US$178,499).  Subsequent to the year-end we paid $152,616 (US$143,490) on January 2,  2014 in respect of our 2014 obligations under this agreement.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  We must incur a minimum of US$75,000 annual work expenditures, including claim maintenance fees, during the term of the mining lease.

We have entered into or acquired four additional agreements for claims adjacent to and contiguous with the NRC claims:

•

On January 8, 2013, we paid the annual advance royalty payment of $66,579 (US$67,476) to Anchor Minerals, Inc. to maintain its mineral lease for 80 unpatented lode mining claims.  The owner holds a 3.5% gross production royalty.

•

On January 1, 2013, we paid the annual option payment of $49,335 (US$50,000) to Brian Peart to maintain our option to purchase 13 unpatented lode and placer mining claims.  Alternatively we can purchase these claims for US$5,000,000 with any payments already paid credited against the total. Mr. Peart holds a sliding scale NSR royalty of between 2 and 6% from commercial production on these claims

•

On January 8, 2013, we paid the annual option payment of $7,647 (US$7,750) to Jerry Pankow to maintain our option to purchase 2 unpatented lode mining claims.  Alternatively we can purchase these claims for US$775,000 with any payments already paid credited against the total. Mr. Pankow holds a sliding scale NSR royalty of between 2 and 5% from commercial production on these claims

•

On January 8, 2013, we paid the annual payment of $14,801 (US$15,000) to Ronald “Ronny” Jordan to maintain our option to purchase 10 unpatented lode mining claims.  Alternatively we can purchase these claims for US$2,500,000 with any payments already paid credited against the total. Mr. Jordan holds a 2.5% NSR from commercial production on these claims.  The assignor of this lease agreement to us also holds a 0.5% NSR royalty

Over the years we have staked additional claims outright adjacent to and contiguous with the Gold Rock property, which are outside of any area of interest.

We have prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type,  names, number, unique identifying numbers and the approximate size in acres of each ownership area.

Ownership	Agreement	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold	Approx.
	Date								Royalty	Acreage*
Leased	1/15/2007, amended 1/26/2008	1/15/2017	Anchor Minerals, Inc.	80	Federal Lode - BLM	ROC 1-21	21-Jan	NMC929929-	3.5% Gross	1,652.90
NMC929949
					Federal Lode - BLM	ROC 22-45	22-45	NMC950080-
NMC950103
					Federal Lode - BLM	MT	24-41	NMC977619-
NMC977636
					Federal Lode - BLM	MT	301-317	NMC984539-
NMC984555
Optioned	1/24/2008	1/14/2023	Brian Peart	13	Federal Lode - BLM	LITTLE RICHARD	1-6, 7, 9-10, 12-13	NMC822700-	2-6% NSR	207.3
NMC822710
					Federal Placer - BLM	LITTLE RICHARD	15, 22	NMC822711-
NMC822712
Leased	3/20/2006, amended 1/1/2009	3/20/2016	Nevada Royalty Corp.	334	Federal Lode - BLM	MONTE	10-Jan	NMC325321-	2.5-4% Gross	6,000.44
NMC325330
					Federal Lode - BLM	MONTE	20	NMC325340
					Federal Lode - BLM	MONTE	22-34	NMC325342-
NMC325354
					Federal Lode - BLM	MONTE	36-47	NMC325356-
NMC325367
					Federal Lode - BLM	MONTE	49-55	NMC325369-
NMC325375
					Federal Lode - BLM	MONTE	61-67	NMC325381-
NMC325387
					Federal Lode - BLM	MONTE	72-85	NMC325392-
NMC325405
					Federal Lode - BLM	MONTE	90-94	NMC325410-
NMC325414
					Federal Lode - BLM	MONTE	97	NMC325417
					Federal Lode - BLM	MONTE	98-102	NMC408429-
NMC408433
					Federal Lode - BLM	MONTE	137-142	NMC408468-
NMC408473
					Federal Lode - BLM	MONTE	144-150	NMC408475-
NMC408481
					Federal Lode - BLM	ECHO	52-55	NMC420382-
NMC420385
					Federal Lode - BLM	ECHO	142	NMC420469
					Federal Lode - BLM	MONTE	160	NMC477661
					Federal Lode - BLM	MT	126-200, 202-218, 220-227, 42-90, 94-96, 101-104, 111-124	NMC977427-
NMC977594
					Federal Lode - BLM	MONTE	222	NMC977595
					Federal Lode - BLM	MONTE	201-207, 209-212, 215-221	NMC980693-
NMC980709
					Federal Lode - BLM	MONTE	48, 56, 58, 60, 143, 145, 168-173	NMC980914-
NMC980925
					Federal Lode - BLM	MT	345-351	NMC984643-
NMC984649
					Federal Lode - BLM	GR	1-34, 77-79	NMC1057255-
NMC1057291

Ownership	Agreement	Expiry	Owner (source)	Claims	Land Type	Name/Series	Claim #	Serial Numbers	Gold	Approx.
	Date								Royalty	Acreage*
Optioned	2/13/2008	2/13/2023	Jerry Pankow	2	Federal Lode - BLM	LITTLE RICHARD	25-26	NMC863772-	2-5% NSR	41.3
								NMC863773
Owned	-	-	MDW Gold Rock LLP	169	Federal Lode - BLM	MT	178, 189, 201, 125	NMC977423-		3,491.54
								NMC977426
					Federal Lode - BLM	MT	23-Jan	NMC977596-
								NMC977618
					Federal Lode - BLM	MT	91-93, 97-100, 100-110	NMC977639-	-
								NMC977649
					Federal Lode - BLM	MT	318-344	NMC984586-
								NMC984612
					Federal Lode - BLM	GR	35-76, 80-100, 102, 104, 106-142	NMC1057134-
								NMC1057235
Optioned	2/15/2004, assigned to MGUSI 2/13/2008	-	Ronald W. ("Ronny") Jordan	13	Federal Lode - BLM	BIG JR	12-Sep	NMC826346-	2.5% NSR	268.5
								NMC826349
					Federal Lode - BLM	JJ NO	4-Jan	NMC849888-
								NMC849891
					Federal Lode - BLM	DG NO	6-May	NMC849892-
								NMC849893
					Federal Lode - BLM	GR	101, 103, 105	NMC1057125-
								NMC1057127
Owned	-	-	MDW Gold Rock LLP	334	Federal Lode - BLM	GR	144-469	NMC1068676		6,900
								NMC1087958
	-	-	Midway Gold US Inc.	8	Federal Mill - BLM	GRM	8-Jan	NMC1076310		40
								NMC1057235

Geology

Gold Rock is a sediment-hosted gold system in highly prospective host rocks within a 20 square mile land position along the Battle Mountain-Eureka gold trend. Gold was mined at the Easy Junior pit from siltstone and limestone of the Joanna and Chainman Formations. Additional gold anomalies occur in the Pilot and Devils Gate Formations, the same host rocks as found at the nearby Pan gold project. These potential host rocks are exposed along 6 miles of strike length and may have been repeated by east verging thrust faulting. Exposures in the Easy Junior pit show mineralization associated with the crest of a tight anticline cut by a high angle reverse fault. Gold is associated with silicification and argillic alteration of the host rocks along the structure. Historic drill data and geologic mapping suggests additional folds and thrust faulting around and along strike of the pit.

Exploration

The Easy Junior Mine, in the center of the Gold Rock property, reportedly produced 2.9 million tons of 0.026 opt gold (74,945 ounces gold contained) during operations by Alta Gold and the Alta Bay joint venture (Alta Gold-Echo Bay). The mine was shut down in 1994. A historic database of 794 holes containing 269,446 feet of drilling was acquired in 2008. Analysis of this drill data by us outlined a gold zone in the walls of the pit and along a strike extending south into the Decker Flat area. The gold zone is defined by 300 holes and extends for 9,200 feet along the strike of the Easy Junior anticline. This zone appears to be oxide, above the water table, and open in all directions.

Our exploration work has included drilling, data compilation and surface exploration.  Data compilation has included historic drill hole data, rock and soil geochemical data, geologic mapping, and geophysical surveys generated by previous exploration companies. We have generated new geology and alteration mapping and additional rock and soil sampling. A gravity survey was conducted over the property position.

In 2008, we drilled 3,525 feet in 11 reverse circulation holes on the Anchor target at the south end of the property. The target was gold bearing Pilot shale. Five holes found strongly anomalous gold in the Pilot formation, a regionally favorable host rock. Several targets were not tested due to large voids in the rock above the targets. The drill rig in use at that time was not equipped to get past these areas. Follow up drilling is planned when appropriate equipment is available.

In 2011, we drilled 26,125 feet in 25 reverse circulation holes and 5,180 feet in 6 core holes to confirm the historic data, verify locations and grades, and test expansion potential. Initial results were positive; verifying the grade, width, and location of historic results in those areas drilled to date. A technical report was completed by Gustavson Associates, LLC to review geological and historical drill data prior to the 2011 drilling program. Historic drill results include 673 drill holes within and surrounding the Easy Junior open pit mine. Gustavson’s initial evaluation confirmed that Gold Rock contains a gold system that warrants additional exploration and evaluation. The lithology, alteration, and mineralization are similar to other sediment hosted Carlin-type systems such as Alligator Ridge, Bald Mountain, Rain, and our Pan Gold Project, 8 miles to the northwest.

In 2012, we completed 38,950 feet of reverse circulation drilling and 5,361 feet of core drilling in 2012. Drill results include intercepts of 30 feet of 0.095 opt gold in GR12-02c including 10 feet of 0.266 opt gold. Drilling also intercepted 348 feet of 0.036 opt gold in GR12-17. Full results are reported in a press release dated January 7, 2013. An independent engineer, Gustavson Associates, LLC of Lakewood, Colorado (“Gustavson”) reviewed all drilling results to provide a new resource update. The new resource included an Indicated mineral resource of 310,000 ounces of gold and an Inferred mineral resource of 331,000 ounces. The Indicated mineral resource is contained in 12,968,000 tonnes at a grade of 0.74 grams per tonne (gpt) gold. The Inferred mineral resource is contained in 17,894,000 tonnes at a grade of 0.58 gpt gold. The resource includes results from 466 verified historic drill holes and 31 verification holes we drilled in 2011. The resource extends for 8,200 feet north and south from the historic Easy Junior open pit gold mine. See “NI 43-101 Technical Report on Resources, Gold Rock Project, White Pine County, Nevada” prepared by Gustavson Associates LLC and dated April 10, 2012. An updated report “Updated NI 43-101 Technical Report on Resources Gold Rock Project, White Pine County, Nevada” prepared by Gustavson Associates and dated November 29, 2012 was filed to clarify responsibilities of the Qualified Persons and to clarify language regarding capping, density, and cut-off values. This updated report made no changes to the resource estimate.

A detailed discussion regarding Sampling and Analysis as well as Security of Samples is included within the National Instrument 43-101 which is available through www.sedar.com.

Gold Rock Project Inferred and Indicated Mineral Resource*

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

* - Inferred mineral resources are estimated pursuant to Canadian industry standards. See “Cautionary Note to U.S. Investors

Regarding Reserve and Resource Estimates” above.

2013 Exploration Program

2013 drilling, surface work

A mine permit was submitted to the BLM and has been declared complete. Initial scoping public meetings have been completed and a Draft Environmental Impact Statement is currently underway.  Exploration permit approval has been received for an expanded drill plan that will allow both in-fill and step-out drilling.

To date we have incurred total costs of $8,896,401 relating to the exploration of the Gold Rock project.  We have budgeted approximately $500,000 for the 2014 exploration program.

The Gold Rock project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

Spring Valley Project

Spring Valley is a diatreme/porphyry hosted gold system covered by gravel. Gold has been intercepted over an area 5,200 feet long by 3,500 feet wide that extended to a depth of 1,400 feet, suggesting the presence of a large mineral system. The Spring Valley project is under an exploration and option to joint venture agreement with Barrick Gold Exploration Inc.  Barrick funded 100% of the costs to earn an interest in this project. Barrick has informed us and we have confirmed that, as of November 15, 2013, it has completed the expenditure requirement of $38 million to earn a 70% interest in the Spring Valley project.

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

Agreement with Barrick Gold

On March 9, 2009, we, through our wholly-owned subsidiary Midway Gold US Inc. (“MGUS”), executed an Exploration, Development and Mine Operating Agreement, effective March 9, 2009 (the “EDM Agreement”), with Barrick, a wholly-owned subsidiary of Barrick Gold Corporation, regarding the exploration, development and possible joint venture of our Spring Valley Project.

Exploration Period

Under the terms of the EDM Agreement, MGUS granted to Barrick the exclusive right to explore and develop the Spring Valley Project. During this exploration period, Barrick had the exclusive right to earn a 60% interest in the Spring Valley Project by spending US$30.0 million on the property over a five-year period ending December 31, 2013. During this five-year period Barrick had the sole right to determine the nature, scope, extent and method of all operations in relation to the property, without having to consult or gain our approval. Barrick was required to provide us with certain information and reports and access to the Spring Valley Project to conduct inspections of operations during this period.

After vesting at 60%, Barrick increased its interest by 10% (to 70% total) by spending an additional US$8.0 million, which we confirmed as of February 23, 2014.  At our election, Barrick may also earn an additional 5% (75% total) by carrying us to a production decision and arranging financing for our share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established.  We have until July 14, 2014 to elect the carry option, if so elected; our portion of the development and operating costs incurred by Barrick in the election period will be treated as our development costs.

To date, Barrick has conducted and reported funding exploration totaling US$38.8 million.  In 2010, 2011, 2012 and 2013, Barrick reported spending US$5.8 million, US$7.6 million, US$10.1 million and US$11.0 million, respectively.  Barrick’s reported spending through 2013 has increased their interest in the Spring Valley property to 70%.

Joint Venture

Under the terms of the third amendment to the EDM Agreement, we exercised our option to enter into a joint venture with Barrick as of February 23, 2014.  With the formation of the joint venture agreement with Barrick, initial capital accounts will be established in accordance with Barrick’s earned interest in the Spring Valley Project and Barrick will be the manager of the joint venture.

The EDM Agreement also provides for the adjustment of a party’s participating interest in the joint venture upon default in making agreed-upon contributions to adopted programs and budgets or upon contributing less to a program and budget than a percentage equal to the party’s participating interest.

Further, the EDM Agreement provides that if our participation interest falls below 10%, we shall be deemed to have withdrawn from the joint venture and all of our participating interests will be assigned to Barrick, we will reserve a 2% NSR.

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

Title

We have controlled the property since 2003 through direct ownership of unpatented lode mining claims administered by the BLM and through mining leases. As of February 28, 2014, we conveyed a 70% interest, under the terms of the Joint Venture, in the Joint Venture area of interest.  Unpatented mining claims are kept active through payment of a maintenance fee due to the BLM and each county the claims are located in on August 31st of each year. Certain areas of the Spring Valley project are subject to NSR royalties ranging from 1% to 7% on different claim groups within the project package. Our land position encompasses a gross area of approximately 11,022.5 acres containing federal lode and placer mining claims and patented fee properties.

We have prepared a summary table shown below that identifies the nature of its ownership or interest in the property, describes its interest in the properties, describes the type,  names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership	Agreement	Expiry	Owner	Claims	Land	Name/Series	Claim	Serial Numbers	Gold	Approx.
	Date		(source)		Type		#		Royalty	Acreage*
Optioned	10/30/2006	10/30/2016	Dale Chabino and Diana Chabino	2	Federal Lode - BLM	FREEDOM	1	NMC785920	3% NSR	41.3
					Federal Placer - BLM	FREEDOM	2	NMC780754
Optioned	6/10/2007	6/10/2017	George D. Duffy	2	Federal Lode - BLM	DUFFY	2-Jan	NMC811224-	-	41.3
								NMC811225
Optioned	4/25/2006	4/25/2016	Lamonte J. Duffy	12	Federal Lode - BLM	SV	315-318	NMC925188-	3% NSR	247.9
								NMC925191
					Federal Lode - BLM	SV	337-340	NMC925210-
								NMC925213
					Federal Lode - BLM	DUFFY	8-May	NMC965332-
								NMC965335

Ownership	Agreement	Expiry	Owner	Claims	Land	Name/Series	Claim	Serial Numbers	Gold	Approx.
	Date		(source)		Type		#		Royalty	Acreage*
Optioned	7/17/2006	7/17/2016	David Rowe and Randall Stoeberl	46	Federal Lode - BLM	PS	22-Jan	NMC930781-	3% NSR	950.4
								NMC930802
					Federal Lode - BLM	PS	28-32	NMC930808-
								NMC930812
					Federal Lode - BLM	PS	34-40	NMC930814-
								NMC930820
					Federal Lode - BLM	PS	43-48	NMC930823-
								NMC930828
					Federal Lode - BLM	PS	58-63	NMC930838-
								NMC930843
Owned	9/10/2003	-	Midway Gold US Inc. (Echo Bay)	28	Federal Lode - BLM	SV	51-54	NMC825454-	2% NSR	578.5
								NMC825457
					Federal Lode - BLM	SV	60-83	NMC832254-
								NMC832277
Owned	11/27/2007	-	MGUSI (TGC)	3	Federal Lode - BLM	DRY	3-Jan	NMC954162-	-	62
								NMC954164
Owned	1/25/2006	-	MGUSI (Coeur)	101	Federal Lode - BLM	HMS	6-Apr	NMC140862-	3% NSR	2,086.80
								NMC140864
					Federal Lode - BLM	HMS	84-87	NMC140941-
								NMC140944
					Federal Lode - BLM	SDB	8-Jan	NMC349508-
								NMC349515
					Federal Lode - BLM	IDA	25-Dec	NMC364282-
								NMC364295
					Federal Lode - BLM	SHO	Mar-59	NMC364363-
								NMC364419
					Federal Lode - BLM	PORCUPINE	11-Jan	NMC371072-
								NMC371082
					Federal Lode - BLM	CROWN HILLS	10-Jul	NMC39574-
								NMC39595
					Federal Lode - BLM	PORCUPINE	28	NMC662873
Owned	-	-	MGUSI [SSV set]	20	Federal Lode - BLM	SSV	142-144, 370-387	NMC954582-	-	413.2
								NMC954601
Owned	7/3/2003, amended 8/15/2003	-	MGUSI (Schmidt)	44	Federal Lode - BLM	SV	8-20 (even)	NMC748203-	2-7% NSR	909.1
								748215 (odd)
					Federal Lode - BLM	SV	27	NMC748222
					Federal Lode - BLM	SV	29-44	NMC748224-
								NMC748239
					Federal Lode - BLM	SV	1-7, 9-21 (odd), 22-28	NMC817628-
								817647
Owned	-	-	MGUSI [SV 45-78 set]	34	Federal Lode - BLM	SV	45-78	NMC860702-	-	702.5
								NMC860735

Ownership	Agreement	Expiry	Owner	Claims	Land	Name/Series	Claim	Serial Numbers	Gold	Approx.
	Date		(source)		Type		#		Royalty	Acreage*
Owned	-	-	MGUSI [SV 84-357 set]	249	Federal Lode - BLM	SV	84-99	NMC872357-	-	5,144.60
								NMC872372
					Federal Lode - BLM	SV	100-125	NMC887449-
								NMC887474
					Federal Lode - BLM	SV	126-135	NMC889143-
								NMC889152
					Federal Placer - BLM	SV	136-139	NMC906957-
								NMC906960
					Federal Lode - BLM	SV	146-213	NMC925039-
								NMC925106
					Federal Lode - BLM	SV	215-261	NMC925108-
								NMC925154
					Federal Lode - BLM	SV	277-278, 285-314	NMC925156-
								NMC925187
					Federal Lode - BLM	SV	319-336	NMC925192-
								NMC925209
					Federal Lode - BLM	SV	341-357	NMC925214-
								NMC925230
					Federal Lode - BLM	SV	266-276	NMC929379-
								929389
					Federal Lode - BLM	SV	283-284	NMC929394-
								NMC929395
					Federal Lode - BLM	SV	262	NMC954602
					Federal Lode - BLM	SV	214	NMC977866
Owned	-	-	MGUSI [SVP set]	40	Federal Placer - BLM	SVP	Jan-40	NMC906917-	-	826.4
								NMC906956
Owned	-	-	MGUSI [SVR set]	16	Federal Lode - BLM	SVR	16-Jan	NMC987526-	-	330.6
								NMC987541
Owned	-	-	MGUSI [SVB set]	13	Federal Lode - BLM	SVB	13	NMC1011089	-	247.9
					Federal Lode - BLM	SVB	12-Jan	NMC1023658-
								NMC1023669
Owned	-	-	MGUSI [2010 set]	8	Federal Lode - BLM	SHO	60-65	NMC1034792-	-	185.9
								NMC1034797
						SHO	4A-5A	NMC1034798-
								NMC1034799
						HMS	4A	NMC1034800
Owned	-	-	MGUSI [2011 SET]	4	Federal Lode - BLM	SVB	14-17	NMC1062740-		84.64
								NMC1062743
Owned	-	-	MGUSI [2013 SET]	22	Federal Lode - BLM	SVB	18-39	NMC1096898		454.52
								NMC1096919

Ownership	Agreement	Expiry	Owner	Claims	Land	Name/Series	Claim	Serial Numbers	Gold	Approx.
	Date		(source)		Type		#		Royalty	Acreage*
Owned	5/5/2006	-	MGUSI (Seymork)	fee	Patented - Fee	E½, N½NW¼, SE¼NW¼, E½NE¼SW¼, E½SE¼SW¼	T 29 N, R 34 E, M.D.M., Sec. 25	P 203	3% NSR	0/480/360
Owned	5/5/2006	-	MGUSI (Seymork)	fee	Patented - Fee	SE¼, SE¼SW¼	T 29 N, R 34 E, M.D.M., Sec. 27	P 203	3% NSR	200
Owned	9/7/2005	-	MGUSI (NLRC)	fee	Patented – Fee (surface)	E½NE¼	T 29 N, R 34 E, M.D.M., Sec. 27	P 203	-	0/80/60
						W½NW¼, SE¼NW¼	T 29 N, R 34 E, M.D.M., Sec. 35	P 203		120
						NE¼NW¼	T 29 N, R 34 E, M.D.M., Sec. 35	P 203		0/40/30
						Lots 3,4,5,6,7,8,9,10,11,12, E½ of 15, Lot 16, NE¼SE¼, E½NW¼SE¼, N½SE¼SE¼, NE¼SW¼SE¼	T 28 N, R 34 E, M.D.M., Sec. 3	P 944731, P 1010632		544.2/0/0
Owned	8/29/2006	-	MGUSI (Sentman)	fee	Patented - Fee	NE¼NW¼	T 29 N, R 34 E, M.D.M., Sec. 35	P 203	-	40/40/10
Leased	12/2/2010	12/2/2016	Barrick Agreement with Third Party	Fee	Patented – Fee (mineral)	Lots 3,4,5,6,7,8,9,10,11,12, E½ of 15, Lot 16, NE¼SE¼, E½NW¼SE¼, N½SE¼SE¼, NE¼SW¼SE¼	T 28 N, R 34 E, M.D.M., Sec. 3	P 944731, P 1010632	3% NSR	0/544.2
						Lot 1, N½ Lot 8, W½ Lot 7, Lot 6, N½ Lot 13	T 28 N, R 34 E, M.D.M., Sec 1	P 944731, P 1010633, P 948967, P997571		0/0/120.7
Optioned	9/15/2010	9/15/2014	Barrick Agreement with Third Party	Fee	Patented – Fee (surface)	Lots 1, 2	T 28 N, R 34 E, M.D.M., Sec. 3	P 944731	-	76.4/0/0

In 2013, Barrick, on behalf of our Company, paid the following lease payments or fulfilled work commitments to maintain certain mineral leases and options for the Spring Valley project:

•

On March 1, 2013, Barrick paid our annual payment of US$36,000 to Lamonte J. Duffy to maintain its option to purchase 12 unpatented lode mining claims.  The owner retained a 3% NSR royalty. Alternatively, we can purchase these claims for US$600,000 with any payments already paid credited against the total.

•

During 2013, Barrick paid on or prior to the first day of each month on our behalf US$1,000 option payment totaling US$12,000 to George D. Duffy, MS Duffy Mine Properties LLC and the Estate of Margaret Suverkoop Duffy to maintain its option to purchase two unpatented lode mining claims.  Alternatively we can purchase these claims for US$500,000 with any payments already paid credited against the total.

•

On June 3, 2013, Barrick paid our annual payment of US$20,000 to Dave Rowe and Randall Stoeberl to maintain its option to purchase 97 unpatented mining claims.  Alternatively we can purchase these claims for US$600,000 with any payments already paid credited against the total. Mr. Rowe and Mr. Stoeberl retained a 3% NSR royalty from commercial production on these claims.

•

On September 5, 2013, Barrick paid our annual payment of US$6,000 to Dale and Diana Chabino to maintain its option to purchase 2 unpatented lode mining claims. Alternatively we can purchase these claims for US$100,000 with any payments already paid credited against the total. Mr. Chabino and Mrs. Chabino retained a 3% NSR royalty from commercial production on these claims.

•

On August 2, 2013 Barrick paid an annual payment of US$31,250 to Bert and Jennifer Pincolini to maintain its option to purchase surface and mineral rights.  Alternatively Barrick can purchase these properties for US$150,000 with any payments already paid credited against the total.

•

In 2011, Barrick acquired a sub-lease and option agreement with Newmont Mining Company for mineral rights underlying certain surface rights acquired by the Company in 2006, which would become part of the Spring Valley joint venture between us and Barrick.  The agreement requires Barrick to spend a cumulative amount of US$2,000,000 in work expenditures on the ground leased over a period of six years, and to make advance royalty payments in the amount of US$100,000 per year thereafter, up to a cap of US$2,500,000. The advance royalty payments may be credited against a 3% NSR royalty payable from production on the area of ground leased. Barrick has maintained the sub-lease and option agreement and is in good standing as of December 31, 2013.

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

Exploration Completed by the Company

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

In 2011, Barrick drilled 47,435 feet in 32 reverse circulation holes, 15,361 feet in 4 core holes and 10 pre-collared core holes.  Barrick informed us that the 2011 drill plan was focused on expanding the resource and evaluating property acquired south of the current resource area. Drill results included widely spaced drilling south of the current resource and holes that tested the northern extent of the known resource. Results indicate that the deposit remains open to the north and new gold assays extend the gold zone at least 1.7 kilometers to the southwest of the previously known resource area. Barrick has increased participation of their Project Development group and Mine Site Exploration group as part of the initial stages of transitioning from a pure exploration project to a mine development project.  To accommodate a planned increase in operations, Barrick has expanded the project office in Lovelock. Additionally, Barrick has initiated cultural and biological studies to support an environmental assessment for an expanded drilling area.

We engaged an independent engineer, Gustavson Associates, LLC of Lakewood, Colorado (“Gustavson”) to review the drilling results and provide a new resource update that incorporated all Barrick drilling through May, 2011. The updated mineral resource estimate includes Barrick drilling results from its 2009 and 2010 drill campaigns. The resource estimate has 2.16 million ounces of gold in the Measured and Indicated mineral resource categories, consisting of 0.93 million ounces in the Measured category and 1.23 million ounces in the Indicated category at a cut-off grade of 0.14 grams per tonne (g/t). There was an additional Inferred mineral resource of 1.97 million ounces of gold at the same cut-off grade. The Measured resource is contained within 59.0 million tonnes grading 0.49 g/t, the Indicated mineral resource is contained within 85.8 million tonnes grading 0.45 g/t and the Inferred resource is contained within 103.9 million tonnes grading 0.59 g/t.  The report was prepared by William J. Crowl, Donald E. Hulse, Donald J. Baker, Terre A. Lane, and Deepak Malhotra, under the supervision of Gustavson, who are “independent” and "qualified persons" under NI 43-101.  For further information on this project including a detailed discussion regarding Sampling and Analysis as well as Security of Samples, please see the report entitled "NI 43-101 Technical Report on the Spring Valley Project Pershing County, Nevada" dated effective May 24, 2011, which is available under the Company's profile at www.sedar.com. An updated report “Updated NI 43-101 Technical Report on the Spring Valley Project, Pershing County, Nevada” dated November 29, 2012 was filed to clarify responsibilities of the Qualified Persons and to clarify language regarding capping, density, and cut-off values. This updated report made no changes to the resource estimate.

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

2013 Exploration Program

During 2013, Barrick reported drilling of 39,357 feet in 24 reverse circulation holes and, 29,003 feet in 26 core holes.  The 2013 drilling program was completed with two reverse circulation rigs and two core rigs. Barrick also reported continuing work on hydrology, biological baseline, initial site engineering, pit slope geotechnical, and initiated additional metallurgical testing. An internal Barrick scoping study is underway.

To date the Company has incurred total costs of $20,604,845 relating to the exploration of the Spring Valley project.

The Spring Valley project is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Tonopah Project

Tonopah is a high-grade epithermal quartz-gold vein system, on the Round Mountain – Goldfield gold trend.  A core drilling program was conducted at Tonopah during 2012 to define the true width and continuity of gold grade in veins and wall rock. A total of 13,000 feet was drilled in 26 holes to test areas of the Discovery, 121, Dauntless, and 63-77 areas. No drilling was done in 2013.

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

In 2002, we completed 26,689.5 feet of core drilling in 69 holes. Intercepts such as 2.5 feet of 119 opt gold in 17 feet that averaged 34.7 opt gold in the vein encouraged Newmont Mining Company to enter into a joint venture on the property in September 2002. Newmont Mining Company completed extensive regional exploration programs including airborne magnetic, EM, and radiometric surveys and ground radiometric, gravity and CSAMT surveys. From 2002 to 2003 the joint venture with Newmont Mining Company drilled a total of 67,703.5 feet in 121 holes in the greater Discovery area and other targets.

From 2003 to 2004, the joint venture drilled 10,195 feet in 7 reverse circulation holes and 5,847 feet in 16 core holes. Five holes were drilled in the 121 Zone and the others in a largely untested area south of the Discovery zone. Newmont Mining Company terminated the joint venture in June 2004.

In 2005, we drilled 8,987 feet in 16 reverse circulation holes to test for extensions adjacent to the known resource areas.  The program resulted in the discovery of the Dauntless Zone with hole MW399 which encountered 175 feet of 0.349 opt gold including a vein assaying 15 feet of 3.163 opt gold. An independent resource estimate was completed based on a model of disseminated, strataform mineralization in the Tertiary volcanics using open pit mining methods. We no longer believe this business case is optimal for this property and are evaluating a model that would support underground mine development.

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

Tonopah Project Initial Inferred Mineral Underground Resource*

Cutoff Grade	Short Tons	Grade
(oz/ton)	(thousands)	(oz/ton)	Ounces
0.1000	114.0	0.3017	34,394
0.0750	127.0	0.2813	35,725
0.0500	130.0	0.2758	35,854
0.0200	131.0	0.2742	35,920

* - Inferred mineral resources are estimated pursuant to Canadian industry standards. See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

The report was prepared by William J. Crowl, Donald E. Hulse, Donald J. Baker, and Terre A. Lane, under the supervision of Gustavson who are “independent” and "qualified persons" under NI 43-101.  For further information on this project including a detailed discussion regarding Sampling and Analysis and Security of Analysis, please see the report entitled "NI 43-101 Technical Report on the Tonopah Project Nye County, Nevada" dated effective April 1, 2011, which is available under our profile at www.sedar.com.

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

No drilling was done in 2013 as the company focused its efforts at the Pan and Gold Rock projects.  Minimal activity is planned for the property during 2014 in addition to maintaining the claims.

To date we have incurred total costs of $10,751,676 relating to the exploration of the Tonopah project.

The Tonopah project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

Other Nevada Properties

Our Pinyon project is an exploration project that we do not consider to be a  material property at this time.  We abandoned the Burnt Canyon property in fiscal year 2011 and the Thunder Mountain property in fiscal year 2013.  These projects are without known reserves, as defined under SEC Industry Guide 7.

Pinyon

Pinyon is a disseminated gold target near the Gold Rock and Pan projects. Exposed mineralization is hosted in similar rock types with similar alteration as seen at Pan and Gold Rock. A portion of the claims were acquired in 2012 as part of an Exploration, Development and Mine Operating Agreement with Aurion Resources, which is subject to a Joint Venture agreement. Additional claims were staked in the surrounding area. The Pinyon property is located in White Pine County, Nevada approximately 20 miles southeast of Eureka, Nevada. It is 10 miles north of the Gold Rock project and 6 miles east of the Pan project. Access is by 5 miles of dirt road running south-southeast from US Highway 50, at a point about 17 miles southeast of Eureka, Nevada. Water is available from wells that service the Pan and Gold Rock projects. Power is expected to be available from the Pan or Gold Rock projects.  On January 2, 2013 we paid $41,265 (US$41,884).  Subsequent to year end, we paid $73,202 (US$68,824) on January 2, 2014.

Washington Property

The map below shows the location of our property located in Washington, USA.  This property is described in further detail below.

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

Title

On August 1, 2008, we issued 600,000 common shares at US$2.50 per common share for proceeds of US$1,500,000 by way of a private placement to Kinross Gold USA Inc. (“Kinross”) and concurrently purchased a 75% interest in the Golden Eagle project from Kinross at a cost of US$1,500,000 ($1,537,950).  We then purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of US$483,333 ($500,200). Kinross retained a 2% net smelter returns royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill.  We completed the acquisition of the Golden Eagle property through a wholly-owned subsidiary created to hold the property.

In the year ended December 31, 2009, we staked additional claims and purchased two additional blocks of land at a cost of $177,393 to expand its Golden Eagle land property package.

Our land position encompasses a gross area of approximately 339.5 acres containing federal lode mining claims and patented lode mining claim and fee properties.

We have prepared a summary table shown below that identifies the nature of its ownership or interest in the property, describes its interest in the properties, describes the type,  names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

Ownership		Owner (source)	Land	Land Type	Name/Lot	Mineral
	Agreement					Survey/Patent	Gold	Approx.
	Date					Numbers	Royalty	Acreage*
Owned	-	Golden Eagle Holding Inc. ("GEHI")	3	Federal Lode - BLM	GEH	ORMC164710-	-	5.4
						ORMC164712
Owned	75% - 5/28/2008; 25% - 7/28/2008	GEHI (Echo Bay/Hecla)	Fee	Patented Lode - Fee	Mountain Lion	M.S. 402-A	0-0.75% Gross + 2% NSR on 75% of Production	20.7
				Patented Lode - Fee	Flat Iron	M.S. 402-A		7.6
				Patented Lode - Fee	Last Chance	M.S. 402-A		20.7
				Patented Mill Site - Fee	Mountain Lion	M.S. 402-B		5
				Patented Lode - Fee	Gopher	M.S. 509		19.7
				Patented - Fee	Government Lot 1	-		41.1
				Patented - Fee	Government Lot 2	-		6.8
				Patented - Fee	Government Lot 3	-		0.5
				Patented - Fee	Government Lot 4, less Tax Lot 4	-		7.3
				Patented - Fee	N½NE¼, less Tax Lot 12-02	-		77.4
	5/26/2009	GEHI (Vaagen)		Patented - Fee	Government Lot 12	-	-	8.8
	5/28/2008	GEHI (Echo Bay)		Patented - Fee	Government Lot 1	-	2% NSR	36
	4/22/2009	GEHI (Bowe)		Patented Lode - Fee	South Penn, less Tax Lot 8	M.S. 664	-	12.9
				Patented Lode - Fee	South Penn Fraction	M.S. 664		3.3
				Patented - Fee	Government Lot 4, less Tax Lot 9	-		10.9
	5/26/2009	GEHI (Vaagen)		Patented - Fee	Tax Lot 5	-	-	2.6/0/0
				Patented Lode - Fee	Vulcan No. 2	M.S. 606	-	19.5/0/0
				Patented - Fee	Tax Lot 8	-		2.5
				Patented - Fee	Tax Lot 9	-		3.3
				Patented Lode - Fee	Mormon Lode	M.S. 584		13.4
				Patented - Fee	Government Lot 5	-		13.9

Mineral Resources

On June 25, 2009, we announced an indicated mineral resource estimate of 31,400,000 tons at a grade of 0.055 opt containing 1,744,000 ounces of gold based on drilling by previous operators.  There is an additional inferred mineral resource estimate of 5,100,000 tons at a grade of 0.038 opt containing 192,000 ounces of gold. Both estimates are reported at a cutoff grade of 0.02 opt gold and constrained within a Lerchs-Grossman pit shell using a $750 per ounce gold price and 85% gold recovery.  The estimated metal content does not include consideration of any other mining, mineral processing, or metallurgical recoveries. The most likely cut-off grade for this deposit is not known at this time and must be confirmed by the appropriate economic studies. Mineral reserves have not been estimated.  For further information on this project including a detailed discussion of Sampling and Analysis as well as Security of Samples, please see the report entitled "Golden Eagle Project, Washington State, USA, Technical Report", prepared by Snowden Mining Industry Consultants, an arm’s length party to the Company, dated effective July, 2009, which is available under our profile at www.sedar.com.  See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

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

In 2008, we acquired the Golden Eagle project and began compiling and reviewing the historic database of 835 drill holes containing 165,775 feet of mostly core drilling. Many of the older shallow holes could not be verified, leaving 126,591 feet in 164 holes that could be verified for use in creating a new gold model. Dr Thom Seal was contracted to review the numerous metallurgical reports and summarize the results for us. Our geologists mapped the historic pits and sampled pit walls and dumps.

In 2011, we commissioned a preliminary economic assessment to evaluate the economics of different mining options at current higher gold prices. Issues related to processing sulfide mineralization and permitting continue to be assessed.

In 2012 and 2013, we did not work on the project as we are focusing our efforts on the Pan and Gold Rock projects.

To date we have incurred total costs of $577,493 relating to the exploration of the Golden Eagle project. We have a minimal budget for 2014 relating to the Golden Eagle project.

The Golden Eagle project is without known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is exploratory in nature.

Office Facilities

In anticipation of growth, we signed an extension to our existing lease agreement with an independent third party, on December 18, 2012.  Under this agreement we currently lease approximately 12,000 square feet.    Monthly rent payments under this lease, including parking and operating expenses, will average approximately $23,000 per month for fiscal years 2014 through 2020 when the lease expires. We believe this space is adequate for our needs for the foreseeable future and that substitute space would be readily available, if needed.

Item 3. Legal Proceedings

On January 21, 2014, the Confederated Tribes of the Goshute Reservation (the “Goshute” or the “Tribe”) filed an Appeal and Petition for Stay of BLM’s Final Environmental Impact Statement and Record of Decision involving Approval of the Pan Mine Project Plan of Operations and Approval of Issuance of Right-of-Way Grant with the United States Department of Interior Office of Hearings and Appeals, Interior Board of Land Appeals (the “Administrative Proceeding”).  Although the BLM provided notice to the Goshute early in the federal review process for the Draft EIS, the Tribe did not participate in the consultation process with BLM (though two other Tribal governments did) but instead filed comments on the Draft EIS.  BLM responded to the Goshute comments in the Final EIS and the Tribe did not provide further comments on the Final EIS or the Record of Decision.  The Interior Board of Land Appeals was required to grant or deny a petition for stay pending appeal no later than March 7, 2014.  A decision for which a stay is not granted becomes effective immediately after the Appeals Board issues a denial or fails to act on the petition within 45 days.  Accordingly, the petition was deemed denied on March 7, 2014 and the BLM’s decisions are effective.  In response to the Petition, BLM noted that the Goshute “fails to describe with any specificity how the BLM violated” any applicable federal statutes and that the Goshute’s allegations are “wholly unsupported and insufficient to satisfy” their burden.  Our motion to intervene has been granted and we will continue to vigorously defend against any challenges that the Tribe may raise.

Other than described above, we are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.  There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

Item 4. Mine safety disclosures

We consider health, safety and environmental stewardship to be a core value for the Corporation.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (‘‘MSHA’’) under the Federal Mine Safety and Health Act of 1977 (the ‘‘Mine Act’’). During the fiscal year ended December 31, 2013, our U.S exploration was not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Shares

Our common shares are listed on the TSX and the NYSE MKT under the symbol MDW.  The following table sets out the reported high and low sale prices on the TSX and on the NYSE MKT for the periods indicated as reported by the exchanges.

On March 10, 2014, the last reported sale price of our common shares on the TSX was $1.36 and on the NYSE MKT was US$1.27.  As of March 10, 2014, there were 132,981,600 common shares issued and outstanding and we had 87 registered shareholders of record.  The following table sets out the market price range of our common shares on the TSX.V for the periods indicated.

Period	TSX		NYSE MKT
	High	Low	High	Low
	$	$	US$	US$
2012
First Quarter	$2.23	$1.34	$2.20	$1.37
Second Quarter	1.53	1.15	1.59	1.16
Third Quarter	1.74	1.11	1.68	1.10
Fourth Quarter	1.72	1.25	1.76	1.25

2013
First Quarter	$1.44	$1.08	$1.48	$1.06
Second Quarter	1.25	0.88	1.19	0.88
Third Quarter	1.21	0.96	1.18	0.94
Fourth Quarter	1.06	0.76	1.02	0.73

2014
First Quarter (through March 10, 2014)	$1.56	$0.88	$1.39	$0.80

Dividend Policy

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain any earnings from operations for use in expanding and developing our business. Future dividend decisions will consider our then current business results, cash requirements and financial condition.

Our Series A Preferred Shares hold an eight percent (8%) annual dividend, compounding monthly, payable quarterly. At our option, it may pay the 8% dividend with common shares, in-lieu of cash, based on the closing price of our common shares as quoted by the NYSE MKT on the trading day immediately prior to the payment date.

2013 Dividend	Date Declared	Record Date	Dividend Per Share	Total Dividend (CAD)	Payment Date	Payment Type
Preferred Series A Holders	March 11, 2013	March 25, 2013	$0.04	$1,699,140	April 1, 2013	Cash
Preferred Series A Holders	June 20, 2013	June 24, 2013	0.04	1,479,868	July 2, 2013	Shares 1,166,930 shares
Preferred Series A Holders	September 17, 2013	September 23, 2013	0.04	1,467,197	October 1, 2013	Shares 1,260,144 shares
Preferred Series A Holders	December 19, 2013	December 23, 2013	0.04	1,515,845	January 2, 2014	Shares 1,485,728 shares
			$0.16	$6,162,050

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the quarter ended December 31, 2013.

Equity Compensation Plan Information

Our 2013 Stock and Incentive Plan (the “2013 Stock and Incentive Plan” or the “Plan”) was approved by the Board of Directors on April 18, 2013 and Shareholders on June 20, 2013 at the Company’s Annual General and Special Meeting of Shareholders.  The Plan was designed to replace the 2008 Stock Option Plan.

The following summary information is presented for the Stock Option Plan as of December 31, 2013.

Number of Securities
Remaining Available for
Future Issuance Under
Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options	Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	10,044,834	$1.26	6,546,580
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

Stock Option Plan Information

The following is a summary of important 2013 Stock and Incentive Plan provisions.  It is not a comprehensive discussion of all of the terms and conditions of the Plan.  The information provided below may be modified or altered by some provisions in the Plan.  Readers are advised to review the full text of the Plan to fully understand all terms and conditions of the Plan.

Purpose

The purpose of the 2013 Stock and Incentive Plan is to promote the interests of the Company and its shareholders by aiding the Company in attracting and retaining employees, officers, consultants, advisors and non‑employee Directors capable of assuring the future success of the Company.  Further, the purpose of the 2013 Stock and Incentive Plan is to offer such persons incentives to put forth maximum efforts for the success of the Company’s business and to compensate such persons through various stock‑based arrangements and provide them with opportunities for stock ownership in the Company, thereby aligning the interests of such persons with the Company’s shareholders.

Eligibility

The 2013 Stock and Incentive Plan is available to any employee, officer, non-employee director, consultant, independent contractor or advisor providing services to our Company that is designated to receive an award under the 2013 Stock and Incentive Plan as determined by the Compensation Committee in its sole discretion.  No award and no right under any such award may be transferred by a recipient other than by will or by the laws of descent and distribution, other than fully vested and unrestricted common shares issued pursuant to any award.

Number of Shares Reserved for Issuance Under the 2013 Stock and Incentive Plan

The Board of Directors fixed the aggregate number of our common shares issuable under all awards (“Award” or “Awards”) under the 2013 Stock and Incentive Plan at 16,628,914 (“Award Cap”), which was equivalent to 10% of our common shares plus Series A Preferred Shares and was equivalent to 12.9% of the Company’s common shares outstanding as of April 18, 2013.  The total number of common shares issuable to insiders at any time and issued to insiders of the Company within any one-year period pursuant to stock options granted under the 2013 Stock and Incentive Plan, together with any other security based compensation arrangements of the Company, may not exceed 10% of the issued and outstanding common shares and preferred shares.  The number of common shares issuable for Awards made under the 2008 Stock Option Plan is deducted from the Award Cap. The Award Cap represents the maximum number of shares issuable under both plans.

Limitation on the Issuance in Light of the Rights of the Series A Preferred Shareholders

No common shares may be issued pursuant to any award granted under the 2013 Stock and Incentive Plan for consideration that is less than the conversion price applicable to the Series A Preferred Shares, being US$1.85 per share, if such issuance would violate Part 26 of our Articles.

Administration

The 2013 Stock and Incentive Plan shall be administered by the Compensation Committee.  Subject to the express provisions of the 2013 Stock and Incentive Plan and to applicable law, the Compensation Committee has the full power and authority to:  (i) designate participants (the “Participants”) in the 2013 Stock and Incentive Plan; (ii) determine the type or types of awards to be granted to each Participant under the 2013 Stock and Incentive Plan; (iii) determine the number of common shares to be covered by each Award; (iv) determine the terms and conditions of any Award or Award Agreement, including any terms relating to the forfeiture of any Award and the forfeiture, recapture or disgorgement of any cash, common shares or other amounts payable with respect to any Award; (v) amend the terms and conditions of any Award or Award Agreement; (vi) accelerate the exercisability of any Award or the lapse of any restrictions relating to any Award, (vii) determine whether, to what extent and under what circumstances Awards may be exercised in cash, common shares, other securities, other Awards or other property, or canceled, forfeited or suspended; (viii) determine whether, to what extent and under what circumstances cash, shares, other securities, other Awards, other property and other amounts payable with respect to an Award under the 2013 Stock and Incentive Plan shall be deferred either automatically or at the election of the holder thereof or the Compensation Committee; (ix)  interpret and administer the 2013 Stock and Incentive Plan and any instrument or agreement, including an Award Agreement, relating to the 2013 Stock and Incentive Plan; (x) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the 2013 Stock and Incentive Plan; (xi) make any other determination and take any other action that the Compensation Committee deems necessary or desirable for the administration of the 2013 Stock and Incentive Plan; and (xii) adopt such modifications, rules, procedures and sub-plans as may be necessary or desirable to comply with provisions of the laws of non‑U.S. jurisdictions in which the Company or an affiliate may operate.

Stock Options

Stock Options granted under the 2013 Stock and Incentive Plan may be either “incentive stock options” or non-qualified stock options.  The exercise price of a stock option granted under the 2013 Stock and Incentive Plan will be determined by the Compensation Committee at the time the option is granted, but the exercise price may not be less than 100% of the fair market value of our common shares on the date of grant of such option.  The fair market value is the closing price of one common share on the trading day immediately preceding the date of grant on the NYSE MKT Stock Exchange. The Compensation Committee may designate an exercise price below the fair market value on an option grant date if the option is granted in substitution for a stock option previously granted by an entity that is acquired or merged with our Company or an affiliate of our Company. In addition, stock options are subject to the following restrictions: (i) a promissory note is not permitted as payment for a stock option; (ii) the maximum term for stock options is 10 years from the date of grant; and (iii) unless otherwise fixed, stock options expire 3 months after the person to which they have been granted is terminated (12 months if due to death) and 3 trading days after a period during which trading in the common shares was prohibited or restricted.

Stock Appreciation Rights

The 2013 Stock and Incentive Plan provides that the Compensation Committee may, from time to time and in its sole discretion, grant awards of stock appreciation rights.  A stock appreciation right granted under the 2013 Stock and Incentive Plan shall confer on the holder thereof a right to receive upon exercise thereof the excess of (i) the fair market value of a common share on the date of exercise over (ii) the grant price of the stock appreciation right as specified by the Compensation Committee, which price shall not be less than 100% of the fair market value of one common share on the date of the grant of the stock appreciation right.

Restricted Stock and Restricted Stock Units

The Compensation Committee is authorized to grant an Award of Restricted Stock and Restricted Stock Units to participants with the following terms and conditions and with such additional terms and conditions not inconsistent with the provisions of the 2013 Stock and Incentive Plan as the Compensation Committee shall determine:

i)

Restrictions.  Shares of Restricted Stock and Restricted Stock Units shall be subject to such restrictions as the Compensation Committee may impose (including, without limitation, any limitation on the right to vote a share of Restricted Stock or the right to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Compensation Committee may deem appropriate.

ii)

Issuance and Delivery of Shares.  Any Restricted Stock granted under the Plan shall be issued at the time such Awards are granted and may be evidenced in such manner as the Compensation Committee may deem appropriate, including book‑entry registration or issuance of a stock certificate or certificates, which certificate or certificates shall be held by the Company or held in nominee name by the stock transfer agent or brokerage service selected by the Company to provide such services for the Plan.  Such certificate or certificates shall be registered in the name of the participant and shall bear an appropriate legend referring to the restrictions applicable to such Restricted Stock.  Shares representing Restricted Stock that are no longer subject to restrictions shall be delivered (including by updating the book‑entry registration) to the Participant promptly after the applicable restrictions lapse or are waived.  In the case of Restricted Stock Units, no Shares shall be issued at the time such Awards are granted.  Upon the lapse or waiver of restrictions and the restricted period relating to Restricted Stock Units evidencing the right to receive Shares, such Shares shall be issued and delivered to the holder of the Restricted Stock Units.

iii)

Forfeiture.  Except as otherwise determined by the Compensation Committee, upon a Participant’s termination of employment or resignation or removal as a Director (in either case, as determined under criteria established by the Compensation Committee) during the applicable restriction period, all Shares of Restricted Stock and all Restricted Stock Units held by such Participant at such time shall be forfeited and reacquired by the Company; provided,  however, that the Compensation Committee may waive in whole or in part any or all remaining restrictions with respect to Shares of Restricted Stock or Restricted Stock Units (e.g., in the event of the participant’s death, disability or retirement).

Amendments

The Board may from time to time amend, suspend or terminate the 2013 Stock and Incentive Plan, and the Compensation Committee may amend the terms of any previously granted Award, provided that no amendment to the terms of any previously granted Award may, except as expressly provided in the 2013 Stock and Incentive Plan, or with the written consent of the participant or holder thereof, adversely alter or impair the terms or conditions of the Award previously granted to a participant under the 2013 Stock and Incentive Plan.  Any amendment to the 2013 Stock and Incentive Plan, or to the terms of any Award previously granted, is subject to compliance with all applicable laws, rules, regulations and policies of any applicable governmental entity or securities exchange, including receipt of any required approval from the governmental entity or stock exchange.  For greater certainty and without limiting the foregoing, the Board may amend, suspend, terminate or discontinue the 2013 Stock and Incentive Plan, and the Compensation Committee may amend or alter any previously granted Award, as applicable, without obtaining the approval of our Shareholders in order to:

i)	amend the eligibility for, and limitations or conditions imposed upon, participation in the 2013 Stock and Incentive Plan;
ii)

amend any terms relating to the granting or exercise of Awards, including but not limited to terms relating to the amount and payment of the exercise price, or the vesting, expiry, assignment or adjustment of Awards, or otherwise waive any conditions of or rights of the Company under any outstanding Award, prospectively or retroactively;

(c)	50

iii)

add or amend any terms relating to the provision of financial assistance to Participants or resulting in Participants receiving securities of the Company while no cash consideration is received by the Company;

iv)

make changes that are necessary or desirable to comply with applicable laws, rules, regulations and policies of any applicable governmental entity or stock exchange (including amendments to Awards necessary or desirable to avoid any adverse tax results under Section 409A, and no action taken to comply with Section 409A shall be deemed to impair or otherwise adversely alter or impair the rights of any holder of an Award or beneficiary thereof); or

v)	amend any terms relating to the administration of the 2013 Stock and Incentive Plan, including the terms of any administrative guidelines or other rules related to the 2013 Stock and Incentive Plan.

Certain amendments under the 2013 Stock and Incentive Plan may not be made without Shareholder approval, and these include:   (i) amendments that require shareholder approval under the rules or regulations of the SEC, the NYSE MKT LLC, the Toronto Stock Exchange, or any other securities exchange or regulatory authority that is applicable to the Company; (ii) amendments that increase the number of shares authorized under the 2013 Stock and Incentive Plan as specified in Section 4(d) of the 2013 Stock and Incentive Plan; (iii) amendments that modify the limitations contained in Section 4(d) of the 2013 Stock and Incentive Plan; (iv) amendments that permit repricing of options or stock appreciation rights, which is currently prohibited by Section 6(f)(vii) of the 2013 Stock and Incentive Plan; (v) amendments that permit the award of options or stock appreciation rights at a price less than 100% of the fair market value of a Share on the date of grant of such Option or Stock Appreciation Right, contrary to the provisions of 6(a)(i) and Section 6(b) of the 2013 Stock and Incentive Plan; or (vi) amendments that cause our Company to be unable to grant incentive stock options under the 2013 Stock and Incentive Plan, or would cause Section 162(m) to become unavailable with respect to the 2013 Stock and Incentive Plan.

Performance Awards

The Compensation Committee is authorized to grant performance awards that are intended to be “qualified performance‑based compensation” within the meaning of Section 162(m) of the United States Internal Revenue Code of 1986, as amended (“Section 162(m)”).  A performance award (“Performance Award”) granted under the 2013 Stock and Incentive Plan (i) may be denominated or payable in cash, shares (including, without limitation, Restricted Stock and Restricted Stock Units), other securities, other Awards or other property and (ii) shall confer on the holder thereof the right to receive payments, in whole or in part, upon the achievement of one or more objective performance goals during such performance periods as the Compensation Committee shall establish.  Subject to the terms of the 2013 Stock and Incentive Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any Performance Award granted, the amount of any payment or transfer to be made pursuant to any Performance Award and any other terms and conditions of any Performance Award shall be determined by the Compensation Committee.  Performance Awards shall be conditioned solely on the achievement of one or more objective performance goals established by the Compensation Committee within the time prescribed by Section 162(m), and shall otherwise comply with the requirements of Section 162(m).

Stock Performance Graph

The performance graph below shows our cumulative total return based on an initial investment of $100 in our common shares, as compared with the S&P/TSX Composite Index and the S&P/TSX Global Gold Index.  The chart shows performance marks as of the last trading day during each of the last five years.  This performance chart assumes:

(1) $100 was invested on December 31, 2008 in our common shares, the S&P/TSX Composite Index and the S&P/TSX Global Gold Index; and

(2) Dividends are reinvested.

Comparison of Cumulative Five Year Total Return
$400
$350
$300
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
Midway Gold Corporation
S&P/TSX Composite Index
S&P/TSX Global Gold Index

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Midway Gold, other than Canadian withholding tax. See ‘‘Taxation’’ below.

Taxation

Dividends paid or credited or deemed under the Income Tax Act (Canada) to be paid or credited by us on our common shares to a shareholder that is not resident in Canada for purposes of the Income Tax Act (Canada) will generally be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividend, subject to any reduction in the rate of withholding to which the shareholder is entitled under any applicable income tax convention between Canada and the country in which such shareholder is resident.  For example, where such shareholder is a resident of the United States, is fully entitled to the benefits under the Canada-United States Income Tax Convention (1980) and is the beneficial owner of the dividends, the applicable rate of Canadian withholding tax is generally reduced to 15% (or 5% in circumstances where such shareholder is a company that is the beneficial owner of at least 10% of the voting stock of the Company).

Sales of Unregistered Securities

All unregistered sales of equity securities during the period covered by this Annual Report on Form 10-K were previously disclosed in our Current Reports on Form 8-K and our Quarterly Reports on Form 10-Q.

Transfer Agent

We have appointed Computershare Investment Services Inc. as the transfer agent for our common shares. The principal office of Computershare is located at 3rd Floor, 510 Burrard Street, Vancouver, B.C. V6C 3B9 and its telephone number is 1 604 661-9415.

Item 6. Selected Financial Data

The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. This information was derived from our audited financial statements for each period.  Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data
Operating Loss	$17,380,100	$14,734,063	$18,615,682	$6,432,914	$3,924,175
Other Income (Expense)	24,441,172	(1,382,963)	485,725	(305,058)	798,836
Net (Income) Loss	(8,905,931)	15,274,622	15,527,179	5,826,972	2,642,176
Net Loss Attributable to Common Shareholders	478,283	15,706,856	15,527,179	5,826,972	2,642,176
Basic Loss Per Share	$-	$0.13	$0.15	$0.07	$0.04
Weighted Average Shares	129,355,322	121,056,319	106,992,452	85,133,343	73,050,522
Diluted Loss Per Share	$0.05	$0.13	$0.15	$0.07	$0.04
Weighted Average Shares	167,193,160	121,056,319	106,992,452	85,133,343	73,050,522

Balance Sheet Data
Cash and Cash Equivalents	$51,363,302	$75,052,836	$10,191,069	$6,062,816	$1,740,322
Total Current Assets	51,897,222	75,234,858	10,688,543	6,289,507	1,875,145
Property And Equipment, Net	16,750,950	8,005,959	1,638,280	197,224	86,985
Mineral Properties	53,200,288	49,922,926	49,563,134	49,571,061	49,251,838
Total Assets	123,849,022	134,030,603	62,571,952	56,398,566	51,493,094

Current Liabilities	5,836,501	1,710,674	1,188,041	711,091	403,018
Long-Term Obligations	8,363,376	31,669,028	4,103,278	8,514,114	8,331,605
Redeemable Preferred Stock	47,482,972	44,261,122	-	-	-
Shareholders’ Equity	62,166,173	56,389,779	57,280,633	47,173,361	42,758,471
Total Liabilities and Shareholders' Equity	123,849,022	134,030,603	62,571,952	56,398,566	51,493,094

See the consolidated financial statements attached hereto under Item 8 for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report.  See “Cautionary Note Regarding Forward-Looking Statements” above.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements for the three years ended December 31, 2013, and related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

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

We are currently working towards transitioning from a development stage company to a gold production company with plans to advance the Pan gold property located in White Pine County, Nevada to production by the end of 2014.

Pan Gold Project

During 2013, the Company received its Record of Decision which completed the NEPA process and commenced construction on the mine with a groundbreaking ceremony in January 2014.  The Company expects to reach production in late 2014.  To date, the Company has spent $16.92 million on exploration and $14.51 million relating to the development of the Pan gold project.

Gold Rock Project

During 2013,  permitting continued on the Gold Rock project, however the planned 2013 drilling program was discontinued early in 2013 as the Company focused on the development of the Pan project.  To date, the Company has spent $8.9 million relating to the exploration of the Gold Rock project and we anticipate spending an additional $500,000 in 2014 for ongoing property costs.

Spring Valley Project

Barrick had the exclusive right to explore and develop the Spring Valley Project. During this exploration period, Barrick had the exclusive right to earn a 60% interest in the Spring Valley Project by spending US$30.0 million on the property over a five-year period ending December 31, 2013. After vesting at 60%, Barrick increased its interest by 10% (to 70% total) by spending an additional US$8.0 million, which we confirmed as of February 23, 2014.  At our election, Barrick may also earn an additional 5% (75% total) by carrying us to a production decision and arranging financing for our share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick once production has been established.  We have until July 14, 2014 to elect the carry option, if so elected; our portion of the development and operating costs incurred by Barrick in the election period will be treated as our development costs.

We exercised our option to enter into a joint venture with Barrick as of February 23, 2014.  With the formation of the joint venture agreement with Barrick, initial capital accounts will be established in accordance with Barrick’s earned interest in the Spring Valley Project and Barrick will be the manager of the joint venture.

Other Exploration Projects

The Company maintained its interests in the Tonopah project during 2013 and continued efforts to model the veins based upon the 2011 drilling results.

The Company maintained its interests in the Golden Eagle project during 2013.

The Company entered into an Exploration, Development and Mine Operating Agreement during 2012 with Aurion Resources (US) LLC to acquire claims in the Pinyon property, which is located in White Pine County, Nevada.  The Company maintained its interests in the Pinyon property during 2013.

The Company abandoned its interest in the Thunder Mountain property during 2013, choosing to concentrate on other exploration and development projects.

Results of Operations for the Year Ended December 31, 2013 Compared to December 31, 2012

The following table summarizes our results of operations for the fiscal years ended December 31, 2013 and December 31, 2012:

	Year Ended
	December 31, 2013	December 31, 2012	Change
Expenses
Consulting	$481,964	$373,763	$108,201
Depreciation	533,181	400,131	133,050
Interest and Bank Charges	3,219	2,698	521
Investor Relations	38,818	120,162	(81,344)
Legal, Audit and Accounting	3,575,034	1,334,019	2,241,015
Management Fees	-	8	(8)
Mineral Exploration Expenditures	5,337,923	7,182,579	(1,844,656)
Office and Administration	1,184,217	790,044	394,173
Salaries and Benefits	5,453,707	4,017,167	1,436,540
Transfer Agent and Filing Fees	430,930	183,616	247,314
Travel	341,107	329,876	11,231
Operating Loss	17,380,100	14,734,063	2,646,037

Other Income (Expenses)	24,441,172	(1,382,963)	25,824,135
Income Tax Recovery	1,844,859	842,404	1,002,455

Net (Income) Loss	$(8,905,931)	$15,274,622	$(24,180,553)

Net (Income) Loss for the years ended December 31, 2013 and 2012 were $(8,905,931) and  $15,274,622, respectively.

Consulting expense increased $108,201 or 29% from $373,763 for the year ended December 31, 2012 to $481,964 for the year ended December 31, 2013.  We incurred additional consulting expenses related to strategic planning and records management as we continue to expand and grow into an operationally based entity.

Depreciation expense during the year ended December 31, 2013 was $533,181 compared to $400,131 for the year ended December 31, 2012, an increase of $133,050. This was primarily due to a 39% increase in depreciable assets from December 31, 2012.

Legal, Audit and Accounting fees totaled $3,575,034 for the year ended December 31, 2013, an increase of $2,241,015 or 168% from the period ended December 31, 2012.    We incurred increased legal and auditing fees during the twelve months ended December 31, 2013. The increase in legal expenses related to matters involved with our advancement from a development stage company to gold production including general legal issues, land claims and other corporate matters. We also incurred significant legal and accounting fees involved in a non-recurring restructuring of our subsidiaries. We continued to utilize financial consultants during the year ended December 31, 2013 to meet the demands related to SEC and SEDAR filing requirements and the investigation of different financing options to meet our capital demands as we bring the Pan project into production.

Mineral Exploration Expenditures for the year ended December 31, 2013 and 2012 were $5,337,923 and $7,182,579, respectively. Included in mineral exploration expenditures are non-cash stock based compensation of $186,534 and $175,498 for the years ended December 31, 2013 and 2012, respectively.    The details of the exploration expenses by property in each year may be found in the schedule of mineral exploration expenditures, of the audited consolidated annual financial statements, but are summarized below:

	Fiscal Year
	2013	2012	Change
Pan Project	$2,151,355	$1,415,189	$736,166
Gold Rock Project	2,616,384	3,815,606	(1,199,222)
Spring Valley Project	105,328	141,909	(36,581)
Tonopah Project	84,814	232,880	(148,066)
Pinyon Project	159,780	-	159,780
Golden Eagle Project	10,618	85,901	(75,283)
Property Investigations and Abandoned Properties	209,644	1,491,094	(1,281,450)
Total	$5,337,923	$7,182,579	$(1,844,656)

Exploration levels are determined by the success of previous exploration programs on each project and in part by available cash to fund additional programs.  As discussed earlier, Barrick has been funding the Spring Valley project since the beginning of 2009 and the expenses reported by us are related to activities not funded by Barrick.

Beginning on January 1, 2012, we began to capitalize permitting, engineering and other development activities as part of our plans to advance the Pan gold project to production. For the years ended December 31, 2013 and 2012 we capitalized development costs of $8,454,762 and $6,057,111, respectively.

Office and Administration expenses for the year ended December 31, 2013 were $1,184,217 compared to $790,044 during the comparable period of 2012, an increase of $394,173 or 50%. This increase is primarily a result of additional overhead costs, primarily the increase in office facilities, related to our increase in employees as discussed further below.

Salaries and Benefits for the year ended December 31, 2013 were $5,453,707 inclusive of $1,174,509 of non-cash stock based compensation, compared to $4,017,167 and $1,593,140 respectively, during the comparable period of 2012, an increase of $1,247,487.  We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants.  We use the Black-Scholes model, which requires considerable judgment in selecting the subjective assumptions that are critical to the results produced by the model to calculate the estimated fair value.  We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options.  The decrease in non-cash stock based compensation is due to the timing of the vesting of the stock options previously granted.  The cash component of salaries and benefits increased due to higher employee levels at December 31, 2013 as well as regular pay raises, and recruitment and relocation fees for certain of the new employees added.  At December 31, 2013, we had 38 employees compared to 26 employees at December 31, 2012.

Transfer Agent and Filing Fees were $430,930 and $183,616 for the years ended December 31, 2013 and 2012, respectively.  The $247,314 increase is attributable to the increased filing fees resulting from our common stock graduating from being listed on the TSX.V to the TSX as well as increased filing fees with the NYSE.

Other Income (Expenses) for the year ended December 31, 2013 was an income of $24,441,172 compared to a loss of $1,382,963 during the comparable period of 2012, a net change of $25,824,135.  The increase is primarily the result of further gains on the change in fair value of derivative liabilities and foreign exchange fluctuations.  During the year ended December 31, 2013, we recorded a gain on the change in the fair value of derivative liabilities of $20,306,621 ($1,166,381 warrant liability and $19,140,415 derivative preferred liability, net of $175 of share issuance costs) and a foreign exchange gain of $4,065,291, compared to a loss on the change in the fair value of derivative liabilities of $1,414,242 ($1,449,625 warrant liability gain and $2,863,867 derivative preferred liability loss) and a foreign exchange gain of $504,075 for the same period of 2012.  In addition, we recorded interest income of $151,337 during 2013 compared to $32,103 during 2012, which was due to an increase of $20,586,117 in our average cash balance year over year.

Effective January 1, 2012, we changed the functional currency for our U.S. operations to the United States dollar and retained the Canadian dollar as our reporting currency.  The Canadian operations retained the Canadian dollar as their functional currency.

The financial statements of our U.S. operations are translated from their functional currency, the United States dollar, to the reporting currency, the Canadian dollar, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.  The foreign exchange rate of US$1 to CAD as of December 31, 2013 was 1.0636 (December 31, 2012 – 0.9949).

US GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value for each reporting period with changes in the liability being recorded through earnings.  The share purchase warrants included in the public offering of units that closed in July 2012, had an exercise price of US$1.85.  The Company recorded a fair value of $2,616,006 to warrant liability on July 6, 2012, calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 18 months; volatility of 76%; no dividend yield; and a risk free interest rate of 0.29% and an exchange rate of 1.0186. On December 31, 2013, the fair value of the warrant liability was adjusted to $0, calculated using the following assumptions: expected life of 0.20 months; volatility of 62%; no dividend yield; a risk free interest rate of 0.12% and an exchange rate of 1.0636.  During the year ended December 31, 2013 and 2012, we recorded income of $1,166,381 and $1,449,625, respectively, related to the change in the fair value of the warrant liability which has been reported in Other Income on the Consolidated Statement of Operations.  All outstanding warrants expired unexercised on January 6, 2014.

Due to the mandatory and voluntary conversion features, we recorded a derivative liability to account for the conversion features of the Series A Preferred Shares.  We engaged an independent third party valuation company to perform a valuation of the associated liability based upon the terms of the agreement.  The valuation report noted that the fair value of the embedded derivative liability as of the issuance of the shares on December 13, 2012 was $24,695,846, calculated using a volatility of 51.0%, a credit spread of 20.0%, common stock closing price of US$1.29, risk-free rate of 0.826% and an exchange rate of 0.9848.  We recorded share issuance costs associated with the Series A Preferred Shares of $640,844, $229,578 of which were allocated proportionately to the derivative liability. Pursuant to derivative accounting guidance under ASC 815, the derivative liability is to be re-measured at each reporting period with changes in the liability being recorded through earnings.  The fair value of the embedded derivative liability as of December 31, 2013 and 2012 and its related underlying assumptions are as follows:

Year Ended December 31,	Fair Value	Volatility	Credit Spread	Common Stock Closing Price (US$)	Risk -Free Rate	Exchange Rate
2013	$8,189,720	47.1%	17.7%	$0.81	1.37%	1.0636
2012	27,330,135	50.8%	20.0%	1.39	0.84%	0.9949

During the years ended December 31, 2013 and 2012, we recorded income of $19,140,415, net of $175 of share issuance costs and an expense of $2,863,867, inclusive of $229,578 of share issuance costs, respectively, related to the change in fair value of the preferred derivative liability, due primarily to the increase in our share price as of December 31, 2013 as compared to December 31, 2012, which has been reported in Other Income on the Consolidated Statement of Operations.

Income Tax Recovery for the year ended December 31, 2013 increased by $1,002,455, or 119%, from the same period of 2012.  The increase is primarily related to the elimination of our December 31, 2012 deferred tax liability of $3,172,512 offset by a Canadian corporate Part VI.1 current tax payable.  As of December 31, 2013 we had a deferred tax asset of $25,159,964, with the full amount not considered to be realizable and therefore management has assessed a valuation allowance of $17,495,599.  The net deferred tax asset of $7,664,365 is offset by a deferred tax liability of $7,664,365 associated with basis differentials on mineral properties.

Results of operations for the year ended December 31, 2012 compared to December 31, 2011

The following table summarizes our results of operations for the fiscal years ended December 31, 2012 and December 31, 2011:

	Year Ended
	December 31, 2012	December 31, 2011	Change
Expenses
Consulting	$373,763	$369,764	$(3,999)
Depreciation	400,131	169,694	(230,437)
Interest and Bank Charges	2,698	20,451	17,753
Investor Relations	120,162	143,821	23,659
Legal, Audit and Accounting	1,334,019	771,680	(562,339)
Management Fees	8	(5,818)	(5,826)
Mineral Exploration Expenditures	7,182,579	11,019,712	3,837,133
Mineral Properties Written-off	-	251,903
Office and Administration	790,044	485,707	(304,337)
Salaries and Benefits	4,017,167	4,911,488	894,321
Transfer Agent and Filing Fees	183,616	246,010	62,394
Travel	329,876	231,270	(98,606)
Operating Loss	14,734,063	18,615,682	3,629,716

Other Income (Expenses)	(1,382,963)	485,725	1,868,688
Income Tax Recovery	842,404	2,602,778	1,760,374

Net (Income) Loss	$15,274,622	$15,527,179	$654

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

Mineral exploration expenditures for the year ended December 31, 2012 and 2011 were $7,182,579 and $11,019,712, respectively. Included in mineral exploration expenditures are non-cash stock based compensation of $175,498 and $312,794 for the year ended December 31, 2012 and 2011, respectively. The details of the exploration expenses in each year may be found in the schedule of mineral exploration, of the audited consolidated annual financial statements, but are summarized below:

	Fiscal Year
	2012	2011	Change
Pan Project	$1,415,189	$6,730,346	$(5,315,157)
Gold Rock Project	3,815,606	1,716,882	2,098,724
Spring Valley Project	141,909	285,631	(143,722)
Tonopah Project	232,880	1,768,215	(1,535,335)
Thunder Mountain Project	501,417	7,227	494,190
Golden Eagle Project	85,901	231,531	(145,630)
Property Investigations and Abandoned Properties	989,677	279,870	709,807
Total	$7,182,579	$11,019,702	$(3,837,123)

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

As stated above, US GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value for each reporting period.  The share purchase warrants included in the public offering of units that closed in November 22, 2010, had an exercise price of US$0.90.  At November 22, 2010, the fair value of the warrants and the resulting warrant liability was $918,870 and at December 31, 2010 the fair value of the warrants and the warrant liability was $1,562,544 with the difference of $643,674 recorded as a loss on warrant liability in 2010.  We subsequently accelerated the expiry date of these warrants and by March 14, 2011, 2,650,000 of the US$0.90 share purchase warrants had been exercised and 680,000 warrants expired unexercised.  As a result, the warrant liability was extinguished in the first quarter of 2011.

Financial Condition and Liquidity

As of December 31, 2013, we had working capital of $46,060,721, consisting of current assets of $51,897,222 and current liabilities of $5,836,501. This represents a decrease of $27,463,463 from the working capital balance of $73,524,184 as of December 31, 2012.  Our current assets consist primarily of cash of $51,363,302, some of which is deposited in short term, interest bearing accounts. Consistent with our plans, we continued to consume working capital to fund Pan development, our exploration activities, and other operating expenses.

We have not generated any revenues from operations.  These consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business in the foreseeable future.  We have incurred net operating losses for the years ended December 31, 2013, 2012 and 2011 of $17,380,100, $14,734,063, and $18,615,682, respectively, and since inception on May 14, 1996 to December 31, 2013 resulting in an accumulated deficit of $83,990,445; further losses are anticipated in the development of our business.  Our cash on hand and working capital as of December 31, 2013 was $51,363,302 and $46,249,755, respectively.

Recoverability of amounts capitalized for our mineral properties, other than the Pan Project, are dependent upon our ability to raise funds or generate profits to enable funds to be available to complete exploration on the mineral properties, identify economically recoverable reserves and develop the mineral properties into profitable projects, or the receipt of adequate proceeds from the sale of such projects. Recoverability of amounts capitalized for the Pan Project is dependent on our ability to raise funds to complete development of the project and operate it profitability, or the receipt of adequate proceeds from any sale of the project.

Our ability to complete our business objectives on a long term basis, including the planned development of the Pan Project, depends in part on our ability to successfully raise additional financing for the capital expenditures required to achieve planned principal operations at the Pan Project.  While we have been successful in the past in obtaining financing, there is no assurance that we will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to us.

Our financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

As of March 10, 2014, there are 8,990,834 stock options outstanding at prices ranging from $0.58 to $2.10 tied to the TSX and 442,250 stock options outstanding at prices ranging from US$0.80 to US$1.03 tied to the NYSE.  While it is probable that some of these options will be exercised, it is not possible to predict the timing or the amount of funds which might be received.

Net cash used in operating activities was $10,682,150 and $11,650,261 for the years ended December 31, 2013 and 2012, respectively.  The decrease of $968,111 is primarily attributable to a decrease in the Mineral Exploration Expenditures of $1,844,656 due to the overall reduction in exploration activity, especially at our Gold Rock project.  The decrease in Mineral Exploration Expenditures was offset by increased spending on Legal, Audit and Accounting services, and Salaries and Benefits.

Net cash used in investing activities for the year ended December 31, 2013 was $10,737,267 compared to $7,921,806 for the year ended December 31, 2012.  The Pan gold project is a developmental stage project allowing us to capitalize majority of the costs incurred to mine development.  We began capitalizing costs starting January 1, 2012, however during the twelve months ended December 31, 2013 as we closed in on the commencement of construction; we incurred $2.4 million more of mine development costs than during the twelve months ended December 31, 2012.  Further, although most of our expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land, mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities.

As of December 31, 2012, we had posted reclamation deposits of $853,110 (U.S.$857,525) directly with the BLM.  During the twelve months ended December 31, 2013 the full U.S.$857,525 ($871,203) of the reclamation deposits were released and refunded back to us in connection with the surety bonding.  Further, we paid US$1.5 million of a US$3.7 million deposit required on a US$15.0 million reclamation bond for the Pan project, which has been recorded in reclamation deposits on the consolidated balance sheet. The remaining US$2.2 million of the deposit is intended to be paid during 2014.  Refer to Contractual Obligations below.

Net cash used by financing activities for the year ended December 31, 2013 was $2,429,204, consisting of preferred share dividend payments made in cash during 2013 of $2,150,302 and deferred financing costs of $299,902.  During 2012, cash provided by financing activities consisted of net proceeds from the sale of our common shares and the closing of our Series A Preferred Shares offering in December 2012.

The balance of cash and equivalents decreased to $51,363,302 as of December 31, 2013 from $75,052,836 as of December 31, 2012, a net decrease in cash of $23,689,534.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of and subsequent to December 31, 2013 is provided in the following table:

	Fiscal Year
	2014	2015 - 2016	2017 - 2018	Thereafter	Total
Pan Construction Commitments (1)	$28,761,533	$-	$-	$-	$28,761,533
Reclamation Bonding (2)	2,387,357	-	-	-	2,387,357
Office and Office Equipment Leases (3)	326,731	588,959	586,444	427,615	1,929,749
Financing Obligations (4)	212,730	-	-	-	212,730
Other Contractual Obligations (5)	41,516	-	-	-	41,516
Consulting Arrangements (6)	3,829	5,531	2,552	-	11,912
Total	$31,733,696	$594,490	$588,996	$427,615	$33,344,797

(1)We have entered into cancellable and non-cancellable agreements for capital expenditures relating to the development and construction of the Pan Project payable during 2014.  No agreements have been entered into which extend into 2015 or beyond.

(2)As a part of the permitting process of the Pan project, we are required to have a reclamation bond of approximately US$15 million held with the BLM prior to the commencement of construction. We purchased a surety contract for the reclamation bond, which requires us to deposit US$3.7 million in installments into an escrow account as security for abandonment and remediation obligations. As of December 31, 2013, we have paid US$1.5 million of the US$3.7 million deposit, which has been recorded in reclamation deposits on the consolidated balance sheet and we intend to remit the remaining US$2.2 million during 2014.

(3)We have obligations under operating leases for our corporate offices in Englewood, Colorado until 2020, field offices in Ely, Nevada until 2014 and office equipment until 2015.

(4)We have signed an agreement relating to potential financing of the Pan project that would require a US$200,000 fee to be paid upon termination.

(5)We have information technology service contracts which expire during 2014.

(6)We have cancellable consulting agreements which extend to 2018.

Related Party Transactions

We entered into a consulting agreement with our former Chief Financial Officer, Mr. Fritz Schaudies, effective August 20, 2013 to act as our Interim Chief Financial Officer following the resignation of Mr. John Labate as Chief Financial Officer on August 19, 2013.  The agreement extended until December 5, 2013, at which point Mr. Schaudies resigned as Interim Chief Financial Officer and the Board of Directors appointed Mr. Bradley Blacketor as Chief Financial Officer.  During the year ended December 31, 2013, we incurred consulting fees totaling $61,994 under the agreement.  As of December 31, 2013 there was no remaining amount due to Mr. Schaudies under the agreement.

On May 19, 2012, we entered into a consulting agreement with our former Chief Executive Officer for a term of twelve months. Under this agreement the former Chief Executive Officer provided us advisory services from time to time. For years ended December 31, 2013 and 2012, we incurred consulting fees totaling $65,776 and $110,723, respectively, to the former Chief Executive Officer under this agreement.  As of December 31, 2013 there was no remaining amount due under the agreement.

For the year ended December 31, 2011, we paid consulting fees of $34,500 to a company controlled by the former Chief Financial Officer for accounting and corporate compliance services.  Our former Chief Financial Officer resigned effective March 18, 2011, but remained as Corporate Secretary until just prior to the Annual General Meeting on May 5, 2011.

Amounts payable to directors and officers, included in accounts payable and accrued liabilities at December 31, 2013 and 2012 were $27,730 and  $15,032, respectively.

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

We have an obligation to reclaim our properties after the surface has been disturbed by exploration or development methods at the site. As of December 31, 2013, we have accrued $61,236 related to reclamation and other closure requirements at our properties, compared to $6,656 at December 31, 2012.  The long term portion of surface disturbance asset retirement obligations are accrued within other long term liabilities as of December 31, 2013 and 2012; these obligations totaled $51,967 and nil, respectively. These liabilities are covered by surety bonds purchased during 2013 totaling US$846,491.  The surety bonds are in place for a one year period through May 2014, at which point we can elect to renew the surety bonds or deposit the full cash amount of the reclamation bonds with the BLM.  We have accrued as liabilities what management believes is the present value of our best estimate of the liabilities as of December 31, 2013; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

As a part of the permitting process of the Pan project, we are required to have a reclamation bond of approximately US$15 million held with the BLM prior to the commencement of construction.  We purchased a surety contract for the reclamation bond, which requires us to deposit US$3.7 million in installments into an escrow account as security for abandonment and remediation obligations. As of December 31, 2013, we have paid US$1.5 million of the US$3.7 million deposit, which has been recorded in reclamation deposits on the consolidated balance sheet and we intend to remit the remaining US$2.2 million during 2014.  We could be required to post additional collateral if the surety increases our collateral requirements.

Significant Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.  We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements. See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of additional accounting policies and estimates made by management.

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment.  If impairment indicators exist, we perform additional analysis to quantify the amount by which capitalized costs exceed recoverable value.  The periodic evaluation of capitalized costs is based upon expected future cash flows, including estimated salvage values.  As of December 31, 2013, some of our mineral resources do not meet the definition of proven or probable reserves or value beyond proven and probable reserves and any potential revenue has been excluded from the cash flow assumptions.  Accordingly, for these properties, recoverability of capitalized cost is based primarily on estimated salvage values, or alternative future uses.

Property and Equipment

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging primarily from three to ten years. Significant expenditures that increase the life of an asset, including interest on expenditures on qualifying assets, are capitalized and depreciated over the remaining estimated useful life of the asset. Upon sale or retirement of assets, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gains or losses will be reported in our Consolidated Statement of Operations.

Asset Retirement Obligation and Closure Costs

The fair value of a liability for our legal obligations associated with the retirement of long-lived assets is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset unless the asset has been previously written off, in which case the amount is expensed.

The liability will be adjusted for changes in the expected amounts and timing of cash flows required to discharge the liability and accreted to the full value over time through periodic charges to our Consolidated Statement of Operations.

Stock Based Compensation

We record compensation expense for the fair value of stock options that are granted.  Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of stock options at their grant date is estimated using the Black-Scholes option pricing model.

Income Taxes

Income taxes are computed using the asset and liability method.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss carry-forwards.  Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized.  Valuation allowances have been established to reduce the carrying value of deferred tax assets in recognition of significant uncertainties regarding their ultimate realization.  Further, the evaluation has determined that there are no uncertain tax positions required to be disclosed.

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

The financial statements of the Company’s U.S. operations are translated from their functional currency, the United States dollar, to the reporting currency, the Canadian dollar, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

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

Recently Issued Accounting Standards Updates

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

The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods, and is to be applied prospectively. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued Accounting Standards Update ("ASU") 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, an amendment to FASB Accounting Standards Codification ("ASC") Topic 830, “Foreign Currency Matters” ("FASB ASC Topic 830"). The update clarifies that complete or substantially complete liquidation of a foreign entity is required to release the cumulative translation adjustment ("CTA") for transactions occurring within a foreign entity. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA even though complete or substantially complete liquidation of the foreign entity has not occurred. Furthermore, for transactions involving step acquisitions, the CTA associated with the previous equity-method investment will be fully released when control is obtained and consolidation occurs. This ASU is effective for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, an amendment to FASB ASC Topic 405, Liabilities” ("FASB ASC Topic 405"). The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date as the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This ASU is effective for annual and interim periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of the ASU. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative  Disclosure  About  Market  Risk

We are engaged in the acquisition, exploration, and, if warranted, development of gold mineral properties in North America.  The value of our properties is related to the price of gold, and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.

Metal Price

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

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect our profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to our business in the United States, we conduct business in Canada.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Midway Gold Corp., and Reports of Independent Registered Public Accounting Firm are filed as part of this Item 8 and are included in this Annual Report filed on Form 10-K.

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011, and for the period from Inception (May 14, 1996) to December 31, 2013	F-6
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and for the period from Inception (May 14, 1996) to December 31, 2013	F-8
Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the period from Inception (May 14, 1996) to December 31, 2013	F-9
Schedule of Mineral Exploration Expenditures for the Years Ended December 31, 2013, 2012 and 2011, and for the period from Inception (May 14, 1996) to December 31, 2013	F-12
Notes to the Consolidated Financial Statements	F-15

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

Item 9A.  Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Pursuant to section 906 of The Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Commission. These certifications accompanied this Annual Report on Form 10-K when filed with the SEC, but are not set forth herein.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 was conducted. In making this assessment, management used the criteria set forth by the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K on Page F-3 and F-4 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the Company’s fourth fiscal quarter ended December 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”) to be filed within 120 days after the end of our fiscal year ended December 31, 2013.

We have a code of ethics that applies to all of our employees, officers and directors. The code of ethics is available on our website at www.midwaygold.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the information contained in our 2014 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our 2014 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our 2014 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information contained in our 2014 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)The consolidated financial statements are listed on the “Index to Financial Statements” on Page 67 of this report.

(2)Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).

(3)Reference is made to the Exhibit Index that follows the signature pages on this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWAY GOLD CORP.

MIDWAY GOLD CORP.
Date:	/s/ Kenneth A. Brunk
March 13, 2014	Kenneth A. Brunk Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Brunk Kenneth A. Brunk	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2014

/s/ Bradley J. Blacketor Bradley J. Blacketor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2014

/s/ Martin M. Hale, Jr. Martin M. Hale, Jr.	Director	March 13, 2014

/s/ Nathaniel E. Klein Nathaniel E. Klein	Director	March 13, 2014

/s/ Rodney D. Knutson Rodney D. Knutson	Director	March 13, 2014

/s/ Roger A. Newell Roger A. Newell	Director	March 13, 2014

/s/ John W. Sheridan John W. Sheridan	Director	March 13, 2014

/s/ Frank S. Yu Frank S. Yu	Director	March 13, 2014

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-1
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011, and for the period from Inception (May 14, 1996) to December 31, 2013	F-1
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011	F-1
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and for the period from Inception (May 14, 1996) to December 31, 2013	F-1
Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the period from Inception (May 14, 1996) to December 31, 2013	F-1
Schedule of Mineral Exploration Expenditures for the Years Ended December 31, 2013, 2012 and 2011, and for the period from Inception (May 14, 1996) to December 31, 2013	F-1
Notes to the Consolidated Financial Statements	F-1

MIDWAY GOLD CORP.

Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2013, 2012 and 2011

KPMG LLP	Telephone	(604) 691-3000
Chartered Accountants	Fax	(604) 691-3031
PO Box 10426 777 Dunsmuir Street	Internet	www.kpmg.ca
Vancouver BC V7Y 1K3
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Midway Gold Corp.

We have audited the accompanying consolidated balance sheets of Midway Gold Corp. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive (income) loss, cash flows and changes in shareholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of Midway Gold Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Gold Corp. as of December 31, 2013 and 2012, and its consolidated results of operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Midway Gold Corp’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014 expressed an unqualified opinion on the effectiveness of Midway Gold Corp.’s internal control over financial reporting.

Chartered Accountants

Vancouver, Canada

March 13, 2014

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

We have audited Midway Gold Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Midway Gold Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Midway Gold Corp.’s internal control over financial reporting based on our audit.

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

In our opinion, Midway Gold Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midway Gold Corp. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive (income) loss, cash flows and changes in shareholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2013, and our report dated March 13, 2014 expressed an unqualified opinion on those consolidated financial statements.

Chartered Accountants

Vancouver, Canada

March 13, 2014

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

MIDWAY GOLD CORP.

CONSOLIDATED BALANCE SHEET

(Expressed in Canadian dollars, except shares)

	December 31,	December 31,
	2013	2012
Assets

Current Assets:
Cash and Cash Equivalents	$51,363,302	$75,052,836
Amounts Receivable	102,897	39,379
Prepaid Expenses and Other Current Assets	431,023	142,643
Total Current Assets	51,897,222	75,234,858

Long Term Assets:
Investments (Notes 4 and 5)	-	13,750
Reclamation Deposits (Note 8)	1,595,400	853,110
Property, Equipment and Mine Development (Note 6)	16,750,950	8,005,959
Mineral Properties (Note 7)	53,200,288	49,922,926
Other Long Term Assets	405,162	-

Total Assets	$123,849,022	$134,030,603

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable and Accrued Liabilities (Note 13)	$2,879,730	$1,710,674
Preferred Share Dividends Payable	1,515,845	-
Other Short Term Liabilities	1,440,926	-
Total Current Liabilities	5,836,501	1,710,674

Long Term Liabilities:
Warrant Liability (Note 4 and 9)	-	1,166,381
Derivative Liabilities (Note 10)	8,189,720	27,330,135
Future Income Tax Liability	-	3,172,512
Other Long Term Liabilities	173,656	-
Total Liabilities	14,199,877	33,379,702

Redeemable Preferred Shares (Note 10)
Series A Preferred Shares - Unlimited, No Par Value;
Issued and Outstanding – 37,837,838 (2013 and 2012);
Redemption Price - US$1.85	47,482,972	44,261,122

Stockholders’ Equity (Note 9):
Common Stock Authorized – Unlimited, No Par Value;
Issued and Outstanding – 130,915,872 and 128,451,298 (2013 and 2012)	140,834,370	138,304,344
Additional Paid In Capital	3,195,325	11,418,155
Accumulated Other Comprehensive Income (Loss) (Note 11)	2,126,923	(436,344)
Deficit Accumulated During Exploration Stage	(83,990,445)	(92,896,376)
Total Stockholders' Equity	62,166,173	56,389,779

Total Liabilities and Stockholders' Equity	$123,849,022	$134,030,603

Commitments (Notes 10 and 12)

Subsequent Events (Notes 7, 10 and 19)

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(Expressed in Canadian dollars, except share and per share amounts)

				Cumulative
				Period From
				Inception (May
	Year Ended	Year Ended	Year Ended	14, 1996) to
	December	December	December	December 31,
	31, 2013	31, 2012	31, 2011	2013
				(unaudited)
Expenses
Consulting (Note 13)	$481,964	$373,763	$369,764	$1,978,356
Depreciation	533,181	400,131	169,694	1,791,592
Gain on Sale of Subsidiary	-	-	-	(2,806,312)
Interest and Bank Charges	3,219	2,698	20,451	918,121
Investor Relations	38,818	120,162	143,821	1,538,808
Legal, Audit and Accounting	3,575,034	1,334,019	771,680	8,293,175
Management Fees	-	8	(5,818)	210,778
Mineral Exploration Expenditures (Schedule)	5,337,923	7,182,579	11,019,712	71,021,153
Mineral Property Interests Written-off	-	-	251,903	4,643,637
Mineral Property Interests Recovered	-	-	-	(60,120)
Office and Administration	1,184,217	790,044	485,707	3,972,475
Salaries and Benefits	5,453,707	4,017,167	4,911,488	23,696,425
Transfer Agent and Filing Fees	430,930	183,616	246,010	1,459,868
Travel	341,107	329,876	231,270	1,881,988
Operating Loss	17,380,100	14,734,063	18,615,682	118,539,944

Other Income (Expense):
Foreign Exchange Gain	4,065,291	504,075	542,538	6,097,897
Gain (Loss) on Change in Fair Value of Derivative Liabilities (Note 9 and 10)	20,306,621	(1,414,242)	(592,026)	17,656,679
Interest and Investment Income	151,337	32,103	36,319	1,073,084
Gain (Loss) on Sale of Equipment	(2,681)	-	532,052	523,468
Gain on Sale of Investments	-	-	-	44,077
Investment Write Down (Note 5)	(43,125)	-	-	(173,125)
Unrealized Loss on Investments (Note 5)	-	(8,933)	(15,504)	(609,220)
Other Expense	(36,271)	(495,966)	(17,654)	(462,610)
	24,441,172	(1,382,963)	485,725	24,150,250

Net (Income) Loss Before Income Tax	(7,061,072)	16,117,026	18,129,957	94,389,694
Income Tax Recovery (Expense) (Note 16)	1,844,859	842,404	2,602,778	10,399,249
Net (Income) Loss	$(8,905,931)	$15,274,622	$15,527,179	$83,990,445

Preferred Share Cumulative Dividend (Note 10)	5,883,478	278,572	-	6,162,050
Accretion of Redeemable Preferred Shares (Note 10)	3,500,736	153,662	-	3,654,398

Net (Income) Loss Attributable to Common Shareholders	$478,283	$15,706,856	$15,527,179	$93,806,893

Net Loss Per Share (Note 3)
Basic:
Weighted Average Number of Shares Outstanding	129,355,322	121,056,319	106,992,452
Net (Income) Loss Per Share	$-	$0.13	$0.15

Diluted:
Weighted Average Number of Shares Outstanding	167,193,160	121,056,319	106,992,452
Net (Income) Loss Per Share	$0.05	$0.13	$0.15

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

Consolidated Statement of COMPREHENSIVE (Income) Loss

(Expressed in Canadian dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Net (Income) Loss for the Period	$(8,905,931)	$15,274,622	$15,527,179
Unrealized (Gain) Loss on Investment (Note 5)	13,750	56,250	(13,750)
Transfer of Realized Loss to Statement of Operations	(43,125)	-	-
Currency Translation Adjustment	(2,533,892)	406,969	-
Comprehensive (Income) Loss	$(11,469,198)	$15,737,841	$15,513,429

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

Consolidated statement of cash flows

(Expressed in Canadian dollars)

				Cumulative
				Period From
				Inception (May
	Year Ended	Year Ended	Year Ended	14, 1996) to
	December	December	December	December 31,
	31, 2013	31, 2012	31, 2011	2013
				(unaudited)
Cash Provided By (Used In):
Operating Activities:
Net Income (Loss)	$8,905,931	$(15,274,622)	$(15,527,179)	$(83,990,445)
Items Not Involving Cash:
Depreciation	533,181	400,131	169,694	1,791,592
Stock-Based Compensation	1,174,509	1,593,140	3,626,681	13,369,062
Unrealized Foreign Exchange (Gain) Loss	64,711	(88,362)	(245,514)	(1,598,175)
Investment Write Down	43,125	-	-	173,125
Unrealized Loss On Investment	-	8,933	15,504	609,220
Non-Cash Interest Expense	-	-	-	234,765
Loss (Gain) on Change in Fair Value of Derivative Liabilities	(20,306,621)	1,414,242	592,026	(17,656,679)
Other Current Assets Written Off	-	218,044	-	218,044
Deferred Income Tax (Recovery) Expense	(3,285,785)	(842,404)	(2,602,778)	(11,840,175)
Gain on Sale of Subsidiary	-	-	-	(2,806,312)
Loss (Gain) on Sale of Equipment	2,681	-	(532,052)	(523,468)
Gain on Sale of Investments	-	-	-	(44,077)
Mineral Property Interests Written-off	-	-	251,903	4,643,637
Mineral Property Interest Recovery	-	-	-	(60,120)
Change in Non-Cash Working Capital Items:
Amounts Receivable	17,751	(7,881)	59,844	(3,709)
Prepaid Expenses	(368,980)	371,112	(330,627)	(483,518)
Accounts Payable and Accrued Liabilities	1,056,198	557,406	476,948	2,896,648
Other Short Term Liabilities	1,481,149	-	-	1,481,149
	(10,682,150)	(11,650,261)	(14,045,550)	(93,589,436)
Investing Activities:
Proceeds From Sale of Subsidiary	-	-	-	254,366
Proceeds From Sale of Equipment	-	-	-	22,820
Proceeds From Sale of Mineral Property	-	-	1,105,543	1,339,002
Proceeds From Sale of Investments	-	-	-	321,852
Mineral Property Acquisitions	(1,482,859)	(913,718)	(817,466)	(24,490,267)
Deferred Acquisition Costs	-	-	-	(23,316)
Additions to Property, Equipment and Mine Development	(8,522,261)	(6,758,968)	(1,610,750)	(18,791,798)
Reclamation Deposit	(732,147)	(249,120)	(342,975)	(1,999,712)
	(10,737,267)	(7,921,806)	(1,665,648)	(43,367,053)
Financing Activities:
Advance from Red Emerald Ltd.	-	-	-	12,010,075
Common Stock Issued, Net of Issue Costs	21,000	16,027,987	19,839,451	103,870,381
Preferred Shares Issued, Net of Issue Costs	-	68,295,156	-	68,295,156
Preferred Share Dividends Paid	(2,150,302)			(2,150,302)
Deferred Financing Costs	(299,902)			(299,902)
Promissory Note	-	-	-	2,000,000
Repayment of Promissory Note	-	-	-	(2,000,000)
Convertible Debenture	-	-	-	6,324,605
	(2,429,204)	84,323,143	19,839,451	188,050,013
Effect of Exchange Rate Changes On Cash:	159,087	110,691	-	269,778

Increase (Decrease) in Cash and Cash Equivalents	(23,689,534)	64,861,767	4,128,253	51,363,302
Cash and Cash Equivalents, Beginning of Period	75,052,836	10,191,069	6,062,816	-
Cash and Cash Equivalents, End of Period	$51,363,302	$75,052,836	$10,191,069	$51,363,302

Supplementary cash flow information (Note 15)

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(Expressed in Canadian dollars, except shares)

	Convertible Preferred Shares		Stockholder’s Equity (Deficit)
							Accumulated
	Number of						Deficit During the	Total
	Preferred	Preferred	Number of		Additional Paid-	Accumulated Other	Development	Stockholders'
	Shares	Shares	Shares	Common Stock	in Capital	Comprehensive Loss	Stage	Equity
Balance, May 14, 1996 (Date of Inception)	-	$-	-	$-	$-	$-	$-	$-
Shares Issued:	-	-
Private Placements	-	-	700,000	168,722	-	-	-	168,722
Net Loss	-	-	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	-	-	700,000	168,722			(114,800)	53,922
Shares Issued:	-	-
Initial Public Offering	-	-	2,025,000	590,570	-	-	-	590,570
Principal Shares	-	-	750,000	7,500	-	-	-	7,500
Private Placement	-	-	1,000,000	1,932,554	321,239	-	-	2,253,793
Exercise of Share Purchase Warrants	-	-	1,000,000	2,803,205	-	-	-	2,803,205
Acquisition of Mineral Property Interest	-	-	1,000,000	2,065,500	-	-	-	2,065,500
Finder’s Fee	-	-	150,000	309,825	-	-	-	309,825
Net Loss	-	-	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	-	-	6,625,000	7,877,876	321,239	-	(2,142,472)	6,056,643
Shares Issued:	-	-
Exercise of Share Purchase Warrants	-	-	100,000	332,124	(32,124)	-	-	300,000
Acquisition of Mineral Property Interest	-	-	200,000	246,000	-	-	-	246,000
Finder’s Fee	-	-	150,000	224,250	-	-	-	224,250
Net Loss	-	-	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	-	-	7,075,000	8,680,250	289,115	-	(4,086,146)	4,883,219
Consolidation of Shares On A Two For One Basis	-	-	(3,537,500)	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	-	-	3,537,500	8,680,250	289,115	-	(6,464,209)	2,505,156
Net Loss	-	-	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	-	-	3,537,500	8,680,250	289,115	-	(11,182,253)	(2,212,888)
Net Earnings	-	-	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	-	-	3,537,500	8,680,250	289,115	-	(8,754,997)	214,368
Shares Issued:	-	-
Private Placement	-	-	4,824,500	2,133,786	246,839	-	-	2,380,625
Exercise of Share Purchase Warrants	-	-	4,028,000	1,007,000	-	-	-	1,007,000
Exercise of Stock Options	-	-	32,000	12,800	-	-	-	12,800
Financing Shares Issued	-	-	31,250	35,000	-	-	-	35,000
Acquisition of Mineral Property Interest	-	-	4,500,000	3,600,000	-	-	-	3,600,000
Share Issue Costs	-	-	-	(544,260)	-	-	-	(544,260)
Stock-Based Compensation	-	-	-	-	27,000	-	-	27,000
Net Loss	-	-	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002	-	-	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares Issued:	-	-
Private Placement	-	-	700,000	638,838	201,162	-	-	840,000
Exercise of Share Purchase Warrants	-	-	294,500	73,625	-	-	-	73,625
Share Issue Costs	-	-	-	(19,932)	-	-	-	(19,932)
Stock-Based Compensation	-	-	-	-	531,000	-	-	531,000
Net Loss	-	-	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	-	-	17,947,750	15,617,107	1,295,116		(11,765,327)	5,146,896
Shares Issued:	-	-
Private Placement	-	-	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of Share Purchase Warrants	-	-	213,500	300,892	(46,267)	-	-	254,625
Exercise of Stock Options	-	-	250,000	157,000	(27,000)	-	-	130,000
Share Issue Costs	-	-	-	(183,512)	-	-	-	(183,512)
Stock-Based Compensation	-	-	-	-	941,478	-	-	941,478
Net Loss	-	-	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004 Carried Forward	-	$-	20,645,650	$18,013,756	$2,338,734	$-	$(14,760,029)	$5,592,461

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) -Continued

(Expressed in Canadian dollars, except shares)

	Convertible Preferred Shares		Stockholder’s Equity (Deficit)
							Accumulated
	Number of						Deficit During the	Total
	Preferred	Preferred	Number of		Additional Paid-	Accumulated Other	Development	Stockholders'
	Shares	Shares	Shares	Common Stock	in Capital	Comprehensive Loss	Stage	Equity
Balance, December 31, 2004 Brought Forward	-	$-	20,645,650	$18,013,756	$2,338,734	$-	$(14,760,029)	$5,592,461
Shares Issued:	-	-
Private Placement	-	-	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of Stock Options	-	-	165,500	124,364	(31,964)	-	-	92,400
Exercise of Share Purchase Warrants	-	-	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share Issue Costs	-	-	-	(184,660)	-	-	-	(184,660)
Stock-Based Compensation	-	-	-	-	488,075	-	-	488,075
Net Loss	-	-	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	-	-	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares Issued:	-	-
Private Placements	-	-	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of Stock Options	-	-	306,000	325,530	(111,330)	-	-	214,200
Exercise of Share Purchase Warrants	-	-	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of Mineral Property Interest	-	-	40,000	88,000	-	-	-	88,000
Share Issue Costs	-	-	-	(248,512)	-	-	-	(248,512)
Stock-Based Compensation	-	-	-	-	992,400	-	-	992,400
Net Loss	-	-	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	-	-	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares Issued:	-	-
Private Placement	-	-	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada Acquisition	-	-	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of Stock Options	-	-	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of Share Purchase Warrants	-	-	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share Issue Costs	-	-	-	(28,000)	-	-	-	(28,000)
Stock-Based Compensation	-	-	-	-	1,502,912	-	-	1,502,912
Unrealized Loss On Investments	-	-	-	-	-	(120,000)	-	(120,000)
Adjustment of Future Income Tax Liability To Mineral Properties	-	-	-	-	-	-	(389,955)	(389,955)
Net Loss	-	-	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	-	-	49,682,664	80,507,539	5,375,624	(120,000)	(37,460,033)	48,303,130
Shares Issued:	-	-
Private Placement	-	-	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of Mineral Property Interest	-	-	30,000	88,500	-	-	-	88,500
Exercise of Stock Options	-	-	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of Share Purchase Warrants	-	-	108,500	364,404	(209,405)	-	-	154,999
Share Issue Costs	-	-	-	(139,705)	-	-	-	(139,705)
Stock-Based Compensation	-	-	-	-	501,028	-	-	501,028
Unrealized Loss On Investments	-	-	-	-	-	(502,225)	-	(502,225)
Investment Write-Down	-	-	-	-	-	622,225	-	622,225
Net Loss	-	-	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	-	-	64,821,664	88,181,641	6,170,544	-	(53,625,427)	40,726,758
Shares Issued:	-	-
Exercise of Stock Options	-	-	33,333	32,815	(11,164)	-	-	21,651
Exercise of Share Purchase Warrants	-	-	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock-Based Compensation	-	-	-	-	1,152,238	-	-	1,152,238
Unrealized Gain On Investment	-	-	-	-	-	53,850	-	53,850
Realized Gain On Sale of Investments	-	-	-	-	-	(53,850)	-	(53,850)
Net Loss	-	-	-	-	-	-	(2,642,176)	(2,642,176)
Balance, December 31, 2009, Carried Forward	-	$-	77,354,997	$92,670,965	$6,355,109	-	$(56,267,603)	$42,758,471

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) -Continued

(Expressed in Canadian dollars, except shares)

	Convertible Preferred Shares		Stockholder’s Equity (Deficit)
							Accumulated
	Number of						Deficit During the	Total
	Preferred	Preferred	Number of		Additional Paid-	Accumulated Other	Development	Stockholders'
	Shares	Shares	Shares	Common Stock	in Capital	Comprehensive Loss	Stage	Equity
Balance, December 31, 2009, Brought Forward	-	$-	77,354,997	$92,670,965	$6,355,109	$-	$(56,267,603)	$42,758,471
Shares Issued:	-	-
Private Placement	-	-	1,333,333	514,365	285,635	-	-	800,000
Public Offerings	-	-	17,738,666	8,294,058	1,504,996	-	-	9,799,054
Share Issue Costs	-	-	-	(1,431,027)	212,109	-	-	(1,218,918)
Exercise of Share Purchase Warrants	-	-	12,500	14,024	(4,024)	-	-	10,000
Stock-Based Compensation	-	-	-	-	838,601	-	-	838,601
Unrealized Gain On Investment	-	-	-	-	-	13,125	-	13,125
Net Loss	-	-	-	-	-	-	(5,826,972)	(5,826,972)
Balance, December 31, 2010	-	-	96,439,496	100,062,385	9,192,426	13,125	(62,094,575)	47,173,361
Shares Issued:	-	-
Exercise of Share Purchase Warrants	-	-	8,611,356	10,849,874	(1,578,554)	-	-	9,271,320
Exercise of Stock Options	-	-	729,997	743,200	(290,451)	-	-	452,749
Bought Deal Offering	-	-	7,500,000	11,742,000	-	-	-	11,742,000
Share Issuance At-The-Market Program	-	-	568,626	1,518,845	-	-	-	1,518,845
Share Issue Costs	-	-	-	(990,900)	-	-	-	(990,900)
Stock-Based Compensation	-	-	-	-	3,626,687	-	-	3,626,687
Unrealized Gain On Investment	-	-	-	-	-	13,750	-	13,750
Net Loss	-	-	-	-	-	-	(15,527,179)	(15,527,179)
Balance, December 31, 2011	-	-	113,849,475	123,925,404	10,950,108	26,875	(77,621,754)	57,280,633
Shares Issued:
Public Offerings	-	-	12,261,562	13,370,717	-	-	-	13,370,717
Issuance of Preferred Shares	37,837,838	44,240,154	-	-	-	-	-	-
Share Issue Costs	-	(411,266)	-	(1,437,675)	-	-	-	(1,437,675)
Exercise of Share Purchase Warrants	-	-	1,533,650	1,644,073	(417,153)	-	-	1,226,920
Exercise of Stock Options	-	-	737,501	701,391	(275,706)	-	-	425,685
Share Issuance At-The-Market Program	-	-	69,110	100,434	-	-	-	100,434
Stock-Based Compensation	-	-	-	-	1,593,140	-	-	1,593,140
Accretion of Cost of Redeemable Preferred Shares	-	153,662	-	-	(153,662)	-	-	(153,662)
Dividends Payable	-	278,572	-	-	(278,572)	-	-	(278,572)
Unrealized Gain / (Loss) On Investment	-	-	-	-	-	(56,250)	-	(56,250)
Unrealized Foreign Exchange Gain / (Loss)	-	-	-	-	-	(406,969)	-	(406,969)
Net Loss	-	-	-	-	-	-	(15,274,622)	(15,274,622)
Balance, December 31, 2012	37,837,838	44,261,122	128,451,298	138,304,344	11,418,155	(436,344)	(92,896,376)	56,389,779
Shares Issued:
Exercise of Stock Options	-	-	37,500	34,125	(13,125)	-	-	21,000
Shares Issued For Dividends	-	-	2,427,074	2,495,901	-	-	-	2,495,901
Share Issue Costs	-	(314)	-	-	-	-	-	-
Stock-Based Compensation	-	-	-	-	1,174,509	-	-	1,174,509
Accretion of Cost of Redeemable Preferred Shares	-	3,500,736	-	-	(3,500,736)	-	-	(3,500,736)
Dividends Payable	-	(278,572)	-	-	(5,883,478)	-	-	(5,883,478)
Unrealized Gain / (Loss) on Investment	-	-	-	-	-	(13,750)	-	(13,750)
Write-off of Investment	-	-	-	-	-	43,125		43,125
Unrealized Foreign Exchange Gain / (Loss)	-	-	-	-	-	2,533,892	-	2,533,892
Net Income (Loss)	-	-	-	-	-	-	8,905,931	8,905,931
Balance, December 31, 2013	37,837,838	$47,482,972	130,915,872	$140,834,370	$3,195,325	$2,126,923	$(83,990,445)	$62,166,173

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

Schedule of Mineral Exploration EXPENDITURES

(Expressed in Canadian dollars)

				Cumulative
				Period From
				Inception (May
	Year Ended	Year Ended	Year Ended	14, 1996) to
	December	December	December	December 31,
	31, 2013	31, 2012	31, 2011	2013
Exploration costs incurred are summarized as follows:
Pan Project
Assays and Analysis	$14,322	$3,807	$257,576	$946,210
Drilling	(6)	(58,427)	1,338,550	3,712,104
Engineering and Consulting	104,227	33,454	2,453,700	3,695,506
Environmental	33	10,492	533,422	706,682
Field Office and Supplies	307,078	270,408	496,282	1,251,087
Legal	6,321	32,887	169,117	343,840
Property Maintenance and Taxes	1,345	89,543	416,807	960,492
Reclamation Costs	1,896	6,014	(85,335)	(6,856)
Reproduction and Drafting	9,667	7,737	66,290	89,432
Salaries and Labor	1,523,053	872,906	887,445	4,419,867
Travel, Transportation and Accommodation	183,419	146,368	196,492	803,620
	2,151,355	1,415,189	6,730,346	16,921,984
Gold Rock Project
Assays and Analysis	134,182	297,410	130,549	622,134
Drilling	413,108	1,213,340	945,484	2,678,833
Engineering and Consulting	211,373	433,667	106,642	915,047
Environmental	805,823	787,361	84,666	1,678,744
Field Office and Supplies	204,094	314,201	55,010	598,058
Legal	18,603	15,693	15,826	62,569
Property Maintenance and Taxes	236,411	116,829	117,658	776,934
Reclamation Costs	6,601	7,612	23,582	39,399
Reproduction and Drafting	2,649	3,967	35,077	42,032
Salaries and Labor	508,600	545,812	177,044	1,269,775
Travel, Transportation and Accommodation	74,940	79,714	25,344	212,876
	2,616,384	3,815,606	1,716,882	8,896,401
Spring Valley Project
Assays and Analysis	-	-	-	3,329,900
Drilling	-	-	-	10,261,359
Engineering and Consulting	80,330	41,522	191,172	2,818,954
Environmental	-	-	-	300,445
Field Office and Supplies	2,467	7,247	255	569,267
Legal	7,830	63,282	70,895	506,787
Operator Fee	-	-	-	108,339
Property Maintenance and Taxes	-	8,396	(144)	496,317
Reclamation Costs	11	90	127	30,974
Reproduction and Drafting	88	120	324	30,256
Salaries and Labor	13,518	19,434	18,382	1,292,620
Travel, Transportation and Accommodation	1,084	1,818	4,620	859,627
	105,328	141,909	285,631	20,604,845
Sub-Total Balance Carried Forward	$4,873,067	$5,372,704	$8,732,859	$46,423,230

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

Schedule of Mineral Exploration EXPENDITURES - continued

(Expressed in Canadian dollars)

				Cumulative
				Period From
				Inception (May
	Year Ended	Year Ended	Year Ended	14, 1996) to
	December	December	December	December 31,
	31, 2013	31, 2012	31, 2011	2013
Sub-Total Balance Brought Forward	$4,873,067	$5,372,704	$8,732,859	$46,423,230
Tonopah Project
Assays and Analysis	-	19,496	216,849	552,388
Drilling	-	(64)	780,865	2,834,782
Engineering and Consulting	2,334	18,216	283,414	4,453,405
Environmental	2,271	-	2,440	238,409
Field Office and Supplies	1,167	15,112	30,143	291,943
Legal	30	441	17,259	165,817
Property Maintenance and Taxes	70,055	79,658	114,403	708,522
Reclamation Costs	282	4,912	3,377	39,520
Reproduction and Drafting	7	185	2,643	23,638
Salaries and Labor	7,575	87,917	247,954	962,343
Travel, Transportation and Accommodation	1,093	7,007	68,868	480,909
	84,814	232,880	1,768,215	10,751,676
Golden Eagle Project
Assays and Analysis	-	10	-	21,700
Drilling	-	-	-	3,638
Engineering and Consulting	3,212	65,551	205,417	449,745
Field Office and Supplies	500	3,171	80	5,936
Legal	66	530	1,950	22,115
Property Maintenance and Taxes	3,652	8,527	9,750	33,556
Salaries and Labor	2,948	7,538	8,057	18,924
Travel, Transportation and Accommodation	240	574	6,287	21,879
	10,618	85,901	231,541	577,493
Pinyon Project
Assays and Analysis	555			555
Engineering and Consulting	279	-	-	279
Field Office and Supplies	4,399	-	-	4,399
Legal	480	-	-	480
Property Maintenance and Taxes	124,307	-	-	124,307
Reclamation Costs	36	-	-	36
Reproduction and Drafting	101	-	-	101
Salaries and Labor	27,050	-	-	27,050
Travel, Transportation and Accommodation	2,573	-	-	2,573
	159,780	-	-	159,780
Sub-Total Balance Carried Forward	$5,128,279	$5,691,485	$10,732,615	$57,912,179

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

Schedule of Mineral Exploration EXPENDITURES - continued

(Expressed in Canadian dollars)

				Cumulative
				Period From
				Inception (May
	Year Ended	Year Ended	Year Ended	14, 1996) to
	December	December	December	December 31,
	31, 2013	31, 2012	31, 2011	2013
Sub-Total Balance Brought Forward	$5,128,279	$5,691,485	$10,732,615	$57,912,179
Abandoned Properties
Acquisition Costs and Option Payments	-	-	-	40,340
Assays and Analysis	-	77,095	20,900	188,275
Drilling	-	177,012	170,031	1,273,920
Engineering and Consulting	-	57,307	33,376	3,800,681
Field Office and Supplies	3	41,305	2,275	351,354
Foreign Exchange Gain	-	-	-	81,600
Freight	-	-	-	234,956
Interest On Convertible Loans	-	-	-	1,288,897
Legal and Accounting	-	2	1,402	469,997
Marketing	-	-	-	91,917
Mining Costs	-	-	-	693,985
Processing and Laboratory Supplies	-	-	-	941,335
Property Maintenance and Taxes	-	32,653	13,693	563,085
Reclamation Costs	-	8,301	5,164	51,597
Recoveries	-	-	150	(39,850)
Reproduction and Drafting	-	-	-	6,215
Salaries and Labor	17	121,378	17,222	162,791
Security	-	-	-	350,584
Travel, Transportation and Accommodation	44	24,818	12,137	470,696
Utilities and Water	-	-	-	59,425
	64	539,871	276,350	11,081,800
Property Investigations
Assays and Analysis	12,173	23,131	1,277	210,701
Drilling	-	565	-	169,694
Engineering and Consulting	11,229	174,734	-	396,354
Environmental	-	-	-	22,761
Field Office and Supplies	484	5,545	(38)	26,023
Legal	297	-	-	11,249
Property Maintenance and Taxes	185,014	709,013	-	1,017,258
Reclamation Costs	-	-	118	3,048
Reproduction and Drafting	-	394	-	5,336
Salaries and Labor	-	27,421	7,630	38,725
Travel, Transportation and Accommodation	383	10,420	1,760	126,025
	209,580	951,223	10,747	2,027,174
Total Mineral Exploration Expenditures	$5,337,923	$7,182,579	$11,019,712	$71,021,153

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature and Continuance of Operations

Midway Gold Corp. (the “Company”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The Company has not generated any revenues from operations.  These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future.  The Company has incurred net operating losses for the years ended December 31, 2013, 2012 and 2011 of $17,380,100,  $14,734,063, and $18,615,682, respectively, and since inception on May 14, 1996 to December 31, 2013 resulting in an accumulated deficit of $83,990,445; further losses are anticipated in the development of its business.  The Company’s cash on hand and working capital at December 31, 2013 is $51,363,302 and $46,249,755, respectively.

Recoverability of amounts capitalized for the Company’s mineral properties, other than the Pan Project, are dependent upon the Company’s ability to raise funds or generate profits to enable funds to be available to complete exploration on the mineral properties, identify economically recoverable reserves and develop the mineral properties into profitable projects, or the receipt of adequate proceeds from the sale of such projects. Recoverability of amounts capitalized for the Pan Project is dependent on the Company’s ability to raise funds to complete development of the project and operate it profitability, or the receipt of adequate proceeds from any sale of the project.

The Company’s ability to complete its business objectives on a long term basis, including the planned development of the Pan Project, depends in part on its ability to successfully raise additional financing for the capital expenditures required to achieve planned principal operations at the Pan Project.  While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

2.Significant Accounting Policies

(a) Basis of Presentation

These consolidated financial statements have been prepared under accounting principles generally accepted in the United States of America (“US GAAP”).  These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company meets the definition of a development stage enterprise under Accounting Standards Codification (“ASC”) Section 910-10-15.  The Company is required to provide additional disclosures from its date of inception, or the date the Company was reactivated to undertake development stage activities; therefore, the statement of operations, and comprehensive loss, cash flows and changes in stockholder’s equity include cumulative amounts from May 14, 1996 to December 31, 2013.

Dollar amounts in these consolidated financial statements are in Canadian dollars unless otherwise noted.  United States dollar amounts are referred as US$.

(b) Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of impairment of mineral properties, equipment and investments, the identification of reserves, useful lives for amortization, valuation allowances for future income tax assets, fair value of non-cash stock-based compensation, fair value of derivative liabilities and reclamation and environmental obligations. Actual results, as determined by future events, may differ from these estimates.

(c)  Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. To limit its credit risk exposure for amounts in excess of federally insured limits, the Company places its deposits with financial institutions of high credit standing.

(d) Investments

Investment securities at December 31, 2012 consist of equity securities that are classified as available-for-sale (AFS).

AFS securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on AFS securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of AFS securities are determined on a specific-identification basis.

A decline in the market value of any AFS security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. To determine whether an impairment is other-than-temporary, the Company considers all available relevant information including the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

(e)  Property, Equipment and Mine Development

All items of property, equipment and mine development are carried at cost less accumulated depreciation.  Normal maintenance and repairs are charged to operations while expenditures for major maintenance and betterments are capitalized.  Gains or losses on disposition are recognized in operations.

Depreciation of property and equipment is computed using straight-line methods over the estimated economic lives, as follows:

Buildings and Leasehold Improvements	5 years to 27.5 years
Computer Equipment and Software	3 years to 5 years
Trucks and Autos	3 years
Office Equipment	5 years
Field Equipment	5 years

Beginning on January 1, 2012, the Company began to capitalize into mine development; permitting, engineering and costs associated with other development activities related to the Pan project as part of the Company’s plans to advance the Pan project to production.  When a project is determined to contain proven or probable reserves, costs incurred in anticipation of production are capitalized into mine development.  Interest costs, if any, incurred during the development and construction phase, would be capitalized until the assets are ready for their intended use.  When a project commences commercial production, amortization and depletion of capitalized costs will commence and be computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.  Depreciation of related capitalized equipment will be computed on a straight-line basis over the estimated economic life.

(f) Mineral Properties

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

(g)  Asset Retirement Obligations

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement and the cost of removal of any tangible long-lived assets. The Company accrues its current portion of ongoing surface disturbance asset retirement obligations within accounts payable and accrued liabilities.   As of December 31, 2013 and 2012, these obligations totaled $9,269 and $6,656, respectively.  The long term portion of surface disturbance asset retirement obligations are accrued within other long term liabilities.   As of December 31, 2013 and 2012, these obligations totaled $51,967 and nil, respectively.

(h)  Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances that would indicate that the related carrying amounts may not be recoverable.  Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration results, technical reports, the Company's continued plans to fund exploration and development programs on the property, future asset utilization, business climate and mineral prices.

If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group, including value beyond proven and probable reserves, to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

(i)  Share Capital

The Company records proceeds from share issuances, net of issue costs. Shares issued for consideration other than cash are valued at the quoted market price on the closing date for business combinations and at the date of issuance for other non-monetary transactions.

(j) Warrants

The Company accounts for share purchase warrants using the fair value method.  Under this method, the value of warrants issued is measured at fair value at the grant date using the Black-Scholes valuation model and is initially recorded as additional paid-in capital and subsequently reclassified to share capital if and when the warrants are exercised.

The value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency is considered a liability and this liability is stated at fair value each reporting period.

(k) Exploration Costs

Exploration costs are charged to expense as incurred.  Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs.

(l)  Stock-Based Compensation

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

(m)  Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, Deferred income tax assets and liabilities are determined based on differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences), and losses carried forward. Deferred income tax assets and liabilities are measured using the enacted tax rates which will be in effect when the temporary differences are likely to reverse. The effect on deferred income tax assets and liabilities of a change in tax rates is included in operations in the period in which the change is enacted. The amount of deferred income tax assets recognized is limited to the amount of the benefit that is more likely than not to be realized.

(n) Net (Income) Loss per Share

Basic loss per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted loss per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of preferred stock using the if-converted method and exercise of stock options and warrants.

The two-class method is used to calculate basic and diluted (income) loss per common share since preferred stock is a participating security under ASC 260 Earnings per share. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic (income) loss per common share is computed by dividing net (income) loss attributable to common shares after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year. Diluted (income) loss per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

(o)  Foreign Currency Translation

Effective January 1, 2012, the Company changed the functional currency for its U.S. operations to the United States dollar and retained the Canadian dollar as its reporting currency.  Canadian operations retained the Canadian dollar as its functional currency.

The financial statements of the Company’s U.S. operations are translated from their functional currency, the United States dollar, to the reporting currency, the Canadian dollar, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.  The foreign exchange rate of US$1 to CAD as of December 31, 2013 was 1.0636 (December 31, 2012 – 0.9949).

(p) Fair Value

Determining the fair value of assets and liabilities involves the use of judgment, as some assets and liabilities do not have fair values that are readily determinable. Different techniques may be used to determine fair values, including market prices (where available), appraisals, comparisons to transactions for similar assets and liabilities, and present value of estimated future cash flows, among others. Since these estimates involve the use of significant judgment, they can change as new information becomes available (see Note 4).

(q)  Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Other Comprehensive Income (Topic 220)”. The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company adopted ASU 2013-02 on January 1, 2013 and its adoption did not have a material impact on the Company’s disclosures or financial statements.

In January 2013, the FASB issued ASU 2013-1, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amended FASB Accounting Standards Codification (“ASC”) Topic 210, Balance Sheet. The main objective in developing this update was to address implementation issues about the scope of ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This provision is effective for fiscal years beginning on or after January 1, 2013. Adoption of this update did not have a material impact on the Company’s disclosures or financial statements.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The Company adopted ASU 2012-04 on January 1, 2013 and its adoption did not have a material impact on the Company’s disclosures or financial statements.

(r) Recently Issued Accounting Standards Updates

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets.

The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods, and is to be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, an amendment to FASB Accounting Standards Codification ("ASC") Topic 830, “Foreign Currency Matters” ("FASB ASC Topic 830"). The update clarifies that complete or substantially complete liquidation of a foreign entity is required to release the cumulative translation adjustment ("CTA") for transactions occurring within a foreign entity. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA even though complete or substantially complete liquidation of the foreign entity has not occurred. Furthermore, for transactions involving step acquisitions, the CTA associated with the previous equity-method investment will be fully released when control is obtained and consolidation occurs. This ASU is effective for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, an amendment to FASB ASC Topic 405, Liabilities” ("FASB ASC Topic 405"). The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date as the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This ASU is effective for annual and interim periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of the ASU. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

(s)  Comparative Figures

Certain of the comparative figures have been reclassified to conform to the presentation in the current year.

3.Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows:

	Year Ended
	December 31,
	2013	2012	2011
Basic Loss Per Share:
Numerator:
Net Loss Attributable to Common Shareholders	$478,283	$15,706,856	$15,527,179
Denominator:
Weighted-Average Common Shares For Basic (Income) Loss Per Share	129,355,322	121,056,319	106,992,452
Basic Loss Per Share	$-	$0.13	$0.15

Diluted Loss Per Share:
Numerator:
Net Loss Attributable to Common Shareholders	$478,283	$15,706,856	$15,527,179
Effect of Gain on Change in Fair Value of Derivative Preferred Liability	19,140,415	-	-
Effect of Accretion of Redeemable Preferred Shares	(3,500,736)	-	-
Effect of Preferred Shares Dividend	(5,883,478)	-	-
Effect of Canadian Corporate Dividend Tax	(1,440,926)	-	-
Diluted Loss	$8,793,558	$15,706,856	$15,527,179

Denominator:
Weighted-Average Common Shares for Basic Loss Per Share	129,355,322	121,056,319	106,992,452
Effect of Dilutive Securities:
Preferred Series A Shares	37,837,838	-	-
Stock Options	-	-	-
Dilutive Potential Common Shares	37,837,838	-	-
Total Shares	167,193,160	121,056,319	106,992,452
Diluted Loss Per Share	$0.05	$0.13	$0.15

For the years ended December 31, 2013, 2012 and 2011, preferred shares that could be converted to shares of common stock, nil,  37,837,838 and nil, respectively, were not included in the computation of diluted loss per common share, as the effect of doing so would have been anti-dilutive.

For the years ended December 31, 2013, 2012 and 2011, the effects of the assumed exercise of the combined stock options and warrants under the treasury stock method of 3,370,000,  3,718,334, and 2,553,335 shares of common stock, respectively, were excluded from the calculation of diluted net loss as the effect would be anti-dilutive due to a net loss to common shareholders.

4.Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participates would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The Company did not have any Level 1 assets or liabilities as of December 31, 2013.  The Company’s Level 1 assets as of December 31, 2012 included investments in common shares available for sale with no trading restrictions as determined using a market approach based upon unadjusted quoted prices for identical assets in an active market.

The Company’s Level 2 liability is an embedded derivative liability related to the convertible Series A Preferred Shares issued as part of a private offering closed on December 13, 2012 (Note 10).  The Company engaged a third party valuation firm to determine the fair value of the derivative liability and the Company records the change in the fair value of the derivative liability at each reporting period through the Statement of Operations.

The Company’s Level 2 liabilities as of December 31, 2012 also included a liability related to warrants issued as part of a public offering on July 6, 2012 (Note 9).  The Company recorded the fair value of the warrant liability using the Black-Scholes option pricing model.

The Company did not have any Level 3 assets or liabilities as of December 31, 2013 or 2012.

The fair value of these assets and liabilities for financial reporting purposes at December 31, 2013 utilizing the applicable valuation methodology is as follows:

Quoted
	in Active	Significant
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	December
Financial Instrument	Assets	Inputs	Inputs	31, 2013
Liabilities
Preferred Share Liability	$-	$(8,189,720)	$-	$(8,189,720)

Financial instruments measured at fair value as at December 31, 2012 were as follows:

	Quoted
	in Active	Significant
	Markets for	Other	Significant	Total at
	Identical	Observable	Unobservable	December
Financial Instrument	Assets	Inputs	Inputs	31, 2012
Assets
Available-for-Sale Securities	$13,750	$-	$-	$13,750
Liabilities
Warrant Liability	$-	$(1,166,381)	$-	$(1,166,381)
Preferred Share Liability	-	(27,330,135)	-	(27,330,135)

5.Investments

On October 26, 2010, as consideration of certain area of interest obligations of NV Gold Corporation (“NVX”) that applied to the Roberts Gold project, the Company was issued 250,000 common shares and 250,000 common share purchase warrants of NVX.

During the year ended December 31, 2013, the Company wrote off the investment resulting in a realized loss of $43,125.

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

	December 31, 2013
	Number of		Realized
	Shares	Cost	Gains (Losses)	Fair Value
Available for Sale – Common Shares	250,000	$43,125	$(43,125)	$-

	December 31, 2012
	Number of		Unrealized
	Shares	Cost	Gains (Losses)	Fair Value
Available for Sale – Common Shares	250,000	$43,125	$(29,375)	$13,750

6.Property, Equipment and Mine Development

At December 31, 2013 and 2012, property, equipment and mine development consisted of the following:

	2013	2012
Land	$585,974	$548,125
Buildings and Leasehold Improvements	761,670	519,699
Computer Equipment and Software	1,403,123	944,708
Trucks and Autos	422,975	365,747
Office Equipment	248,370	190,721
Field Equipment	287,447	227,850
Mine Development	14,511,873	6,057,111
Subtotal	18,221,432	8,853,961
Accumulated Depreciation	(1,470,482)	(848,002)
Totals	$16,750,950	$8,005,959

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was  $533,181,  $400,131 and  $169,694, respectively.  The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  Depreciation on Mine Development costs capitalized to date will begin on commencement of commercial production of the Pan Project.

7.Mineral Properties

The continuity of expenditures on mineral property acquisitions is as follows:

	December 31,			Effect of Changes	December 31,
Mineral Property	2012	Additions	Written off	in FX Rates*	2013
Pan	$34,490,915	$283,194	$-	$1,057,678	$35,831,787
Gold Rock	972,245	810,118	-	102,849	1,885,212
Spring Valley	4,790,292	31,647	-	346,485	5,168,424
Tonopah	7,508,054	316,635	-	134,957	7,959,646
Golden Eagle	2,161,420	-	-	149,251	2,310,671
Pinyon	-	41,265	-	3,283	44,548
	$49,922,926	$1,482,859	$-	$1,794,503	$53,200,288

	December 31,			Effect of Changes	December 31,
Mineral Property	2011	Additions	Written off	in FX Rates*	2012
Pan	$34,020,664	$294,658	$-	$175,593	$34,490,915
Gold Rock	863,112	322,487	-	(213,354)	972,245
Spring Valley	5,099,159	-	-	(308,867)	4,790,292
Tonopah	7,324,586	298,470	-	(115,002)	7,508,054
Golden Eagle	2,255,613	-	-	(94,193)	2,161,420
Pinyon	-	-	-	-	-
	$49,563,134	$915,615	$-	$(555,823)	$49,922,926

* See Footnote 2(j) – Significant Accounting Policies: Foreign Currency Translation.

(a)Pan property, Nevada

The Company assumed the January 7, 2003 mineral lease agreement with Nevada Royalty Corp., Inc. (“NRC”) (formerly Newark Valley Mining Corp., formerly Gold Standard Royalty Corporation and earlier the Lyle Campbell Trust) for a 100% interest in certain of the Pan property claims.  On or before January 5th of each year, the Company must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter proceeding January 1st of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$65,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease.  On January 1, 2013 the Company paid $283,194 (US$287,448).  Subsequent to the year end the Company paid $245,768 (US$231,072) on January 2,  2014.

The Company also owns 100% of certain adjoining claims acquired by staking.

(b)Gold Rock property, Nevada

The Company assumed the March 20, 2006 mineral lease agreement with NRC for a 100% interest in the Gold Rock property. The Company paid an advance minimum royalty of US$30,000 in 2008 and US$45,000 by January 5, 2009.  By January 5, 2010 and annually thereafter the Company must pay an advance minimum royalty of the greater of US$60,000 or the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter proceeding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of US$75,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease.  On January 2, 2013 the Company paid $175,857 (US$178,499).  Subsequent to the year end the Company paid $152,616 (US$143,490) on January 2,  2014.

On January 15, 2007 the Company entered into a mineral lease agreement with Anchor Mineral, Inc. of Kansas, for unpatented mining claims adjoining the Gold Rock project.  To maintain the option the Company paid advance minimum royalty payments creditable against a 3.5% NSR production royalty of $6,007 (US$6,000) on June 1, 2008, $12,453 (US$10,000) on January 15, 2009, $20,917 (US$20,000) on January 15, 2010, $29,955 (US$30,000) on January 15, 2011, $68,218 (US$67,476) on January 1,  2012 and $66,579 (US$67,476) on January 8, 2013.  Subsequent to January 15, 2010 the advanced minimum royalty is the greater of US$30,000 or the gold equivalent price which is determined by multiplying US$30,000 by a factor of the closing price of gold on the last business day of the fiscal year over the closing price of gold on January 15, 2007.  Subsequent to the year end the Company paid $71,768 (US$67,476) on January 2,  2014.

On January 24, 2008 the Company entered into a mineral lease agreement with Messrs. Peart and Moyle of Nevada for 13 unpatented mining claims over the Easy Junior deposit area.  Subsequently Mr. Peart acquired Mr. Moyle’s interest in the subject claims.  The Company paid a first annual minimum royalty of $50,220 (US$50,000).  Per the agreement the Company paid for year 2 to 6, $60,760 in 2009, $52,293 in 2010, $49,335 in 2011, $50,550 in 2012 and $49,335 in 2013, each of which being the equivalent of US$50,000.  The Company is required to make annual minimum royalty payments of US$60,000 for year 7 to 11 and US$75,000 for year 12 and thereafter for the remainder of the fifteen year lease.  Per the agreement, subsequent to year end the Company paid $63,816 (US$60,000) on January 2, 2014. The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 6% based on the gold price.  The Company has an option to purchase the claims outright for US$5,000,000 with any minimum advance royalty payments creditable against the purchase price.

On February 13, 2008 the Company entered into a mineral lease agreement with Mr. Pankow of Nevada for two unpatented mining claims adjacent to the Gold Rock project.  The Company paid a first annual minimum royalty of $7,727 (US$7,750) and will be required to make annual minimum royalty payments of US$7,750 for years 2 to 6; US$9,250 for years 7 to 11 and US$11,500 for year 12 and thereafter for the remainder of the fifteen year lease.  Per the agreement, the Company paid on February 13, 2009 $9,651 (US$7,750), $8,106 (US$7,750) on February 3, 2010, $7,679 (US$7,750) on February 1, 2011, $7,710 (US$7,750) on February 1, 2012 and $7,647 (7,750) on January 8, 2013. The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 5% based on the gold price.  The Company has an option to outright purchase the claims for US$775,000 with any minimum advance royalty payments creditable against the purchase price. Subsequent to the year end the Company paid $10,256 (US$9,250) on January 22,  2014.

On February 13, 2008 the Company was assigned an existing lease on 10 unpatented claims (the “Claims”) adjoining the Gold Rock property by William Sheriff, a director of the Company at the time, in consideration for 30,000 common shares at a value of $88,500 (US$86,215) issued on March 31, 2008.  The Company assumed the obligations of the February 15, 2004 underlying lease with Ronny Jordan and paid Mr. Jordan the first annual lease payment of $10,041 (US$10,000).  During the term of the lease, annual minimum royalty payments of US$15,000 will be required each February 15 thereafter.  On February 15, 2009 the Company paid the year 6 annual payment of $18,680 (US$15,000), on February 1, 2010 paid the year 7 annual payment of $15,688 (US$15,000), on February 1, 2011 the Company paid the year 8 annual payment of $14,864 (US$15,000), on January 30, 2012 the Company paid the year 9 annual payment of $14,987 (US$15,000) and on January 8, 2013 the Company paid the year 10 annual payment of $14,801 (US$15,000).  The Company may elect at any time during the life of the agreement to purchase a 50% interest in the Claims for US$1,000,000 and the remaining 50% interest in the Claims may be purchased for another US$1,500,000 with all royalty payments paid prior to the purchase creditable against the purchase price.  A 2.5% NSR royalty was retained by Ronny Jordan and a 0.5% NSR royalty was retained by William Sheriff.  Subsequent to the year end the Company paid $16,649 (US$15,000) on January 23,  2014.

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

As of December 31, 2013 Barrick has informed the Company that they have completed the expenditure requirement to earn a 70% interest in the Spring Valley property on November 18, 2013.

Through a series of agreements, amendments and payments; the Company has the option to acquire a 100% interest in the property subject to NSR royalties ranging from 1% to 7% on different claim groups.  The Company conveyed a 70% interest in the property to Barrick subject to the terms of the Joint Venture as of February 28, 2014.

The Company owns the original core package of 44 unpatented claims (the “Spring Valley Claims”).  The vendor retained a NSR royalty from commercial production over 500,000 ounces on a sliding scale increasing from 2% to 7% based on changes in gold prices. When the Company acquired the claims, it granted a 1% NSR royalty on lands that were owned by the Company within a one half (½) mile perimeter of the Spring Valley claims.

In 2009, the Company completed the purchase of 28 claims contiguous to the Spring Valley Claims under the option from September 1, 2003 subject to the vendor’s 2% NSR royalty.

On April 25, 2006, the Company entered into a mineral lease agreement and option to purchase 12 unpatented lode mining claims for US$600,000.  The Company paid $13,580 (US$12,000) on signing, $26,746 (US$24,000) on April 25, 2007 and $36,587 (US$36,000) on April 25, 2008 and each year thereafter to maintain the option.  The 2009, 2010, 2011, 2012 and 2013 payments of US$36,000 in each year were paid directly by Barrick.  The option payments can be credited against the purchase price.  The owner retained a 3% NSR royalty.

On July 18, 2008, the Company paid its annual payment of $20,836 (US$20,000) to Dave Rowe and Randall Stoeberl to maintain its option to purchase 97 unpatented mining claims.  Barrick made the annual 2009, 2010, 2011, 2012 and 2013 payments of US$20,000 directly.  Alternatively the Company can purchase these claims for US$600,000 with any payments already paid credited against the total. Mr. Rowe and Mr. Stoeberl retained a 3% NSR royalty from commercial production on these claims.

On October 30, 2006, the Company entered into a mineral lease agreement and option to purchase two (2) unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalties payable.  The Company paid $2,252 (US$2,000) on execution, $3,812 (US$4,000) on October 30, 2007, $6,090 (US$5,000) on October 30, 2008 and must pay US$6,000 on each October 30 annually thereafter.  For 2009, 2010, 2011, 2012 and 2013, Barrick paid the US$6,000 directly.  The Company has the option to purchase each claim for a price of US$100,000.  Any advance royalties paid will be credited against the purchase price.

On June 1, 2007 the Company entered into a mineral lease agreement and option to purchase two (2) unpatented lode mining claims for US$500,000.  To maintain the option the Company must make monthly payments of US$1,000.  On June 1, 2009 Barrick paid the one-time payment of US$25,000 due at that time.  A further series of one-time payments is due: US$150,000 by June 1, 2012; US$150,000 by June 1, 2014; and US$55,000 by June 1, 2017.   The 2012 payment of US$15,000 was made by Barrick directly on May 7, 2012.  All payments shall be credited towards the purchase price.

On or prior to the first date of each month, Barrick paid the Company’s US$1,000 a month option payment totaling US$12,000 to George D. Duffy, MS Duffy Mine Properties LLC and the Estate of Margaret Suverkoop Duffy to maintain its option to purchase two unpatented lode mining claims.  Alternatively the Company can purchase these claims for US$500,000 with any payments already paid credited against the total.

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

In 2010, Barrick, on behalf of the Company, entered into two new agreements within the area of interest of the Barrick Agreement:

On September 15, 2010 Barrick signed an option agreement with a third party for surface and mineral rights.  Option payments totaling US$150,000 are payable over five years of which Barrick paid the first and last year’s lease payments totaling US$56,250.

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

(d)Tonopah property, Nevada

Through a series of agreements, amendments and payments the Company acquired a 100% interest in the Tonopah property subject only to a sliding scale royalty on Net Smelter Returns (“NSR”) from any commercial production of between 2% to 7%, based on changes in gold prices and an advance minimum royalty, recoverable from commercial production, of US$300,000 per year on each August 15.  On July 1, 2013 the Company paid $316,635 (US$300,000).

(e)Golden Eagle, Washington

On August 1, 2008 the Company issued 600,000 common shares at US$2.50 per common share for proceeds of US$1,500,000 by way of a private placement to Kinross Gold USA Inc. (“Kinross”); to purchase a 75% interest in the Golden Eagle, Washington, project from Kinross at a cost of $1,537,950 (US$1,500,000) and purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of $500,200 (US$483,333), which was paid in cash. Kinross retained a 2% NSR royalty and should the Company elect in the future to toll mill ore from the Golden Eagle property, Kinross has a first right of refusal to toll mill ore at their Kettle River Mill.

The Company completed the acquisition of the Golden Eagle property through a wholly-owned subsidiary created to hold the property.  Title transfer costs were US$32,843 ($40,070).

In the year ended December 31, 2009, the Company staked additional claims and purchased two additional blocks of land at a cost of $177,393 to expand its Golden Eagle land property package.

(f)Pinyon, Nevada

On November 1, 2012, the Company executed an Exploration, Development and Mine Operating Agreement, (the “EDM Agreement”), with Aurion Resources US LLC (“Aurion”), regarding the exploration, evaluation and, if justified, the development of the Pinyon Project.

Under the terms of the EDM Agreement, Aurion granted the Company exclusive rights to conduct exploration, development and related operations as necessary to meet the Company’s primary contribution  that is to total a minimum of $2.0 million over a five year period.  During the earn-in period, the Company shall make all payments required under the Genesis Lease in order to maintain the claims related to the Pinyon property.  On January 2, 2013 the Company paid $41,265 (US$41,884).  Subsequent to year end, the Company paid $73,202 (US$68,824) on January 2, 2014.

The Company may elect at any time during the earn-in period to terminate the EDM agreement by way of a 30 day written notice.

(g)Mineral Property Write-Downs

During 2013 and 2012, the Company did not write down any mineral properties. The following mineral properties were written down for the year ended December 31, 2011:

(i)Spring Valley Property, Nevada

On June 10, 2011, the Company received payment in the amount of US$1,144,929, which was applied as partial payment against two promissory notes that were secured against the Seymork parcels. The remaining carrying value of the Seymork parcels $609,788 was subsequently written-off.

(ii)Burnt Canyon Property, Nevada

On December 31, 2011, as part of management’s annual review of mineral property holdings it was determined that Burnt Canyon was impaired and was subsequently written-off by the amount of $251,903.

8.Reclamation Deposits

The Company is required to post bonds with the Bureau of Land Management (“BLM”) for reclamation of disturbances on the Company’s mineral properties located in the United States. For the Company’s mineral properties that are being actively explored under funding arrangement agreements, the funding partners are responsible for bonding for the surface disturbance created by the exploration programs funded by each of them on those projects.

As of December 31, 2013 the Company had purchased surety bonds for reclamation obligations covering the Company’s exploration projects in the amount of US$846,491. The surety bonds are in place for a one year period through May 2014, at which point the Company can elect to renew the surety bonds or deposit the full cash amount of the reclamation bonds with the BLM.

At December 31, 2012 the Company had posted reclamation deposits of $853,110 (US$857,525) directly with the BLM.  During the year ended December 31, 2013, the full US$857,525 ($871,203) of reclamation deposits were released and refunded back to the Company in connection with the aforementioned surety bonding.

As a part of the permitting process for the Pan project, the Company is required to have a reclamation bond of approximately US$15,000,000 held with the BLM prior to commencement of construction.  The Company purchased a surety contract for the reclamation bond, which requires the Company to deposit US$3,700,000 into an escrow account as security for abandonment and remediation obligations. The holder of the surety bond may require, at its sole discretion that the Company make additional deposits to the escrow account of up to the US$15,000,000 bond amount.  As of December 31, 2013, the Company has paid US$1,500,000 of the US$3,700,000 deposit, which has been recorded in reclamation deposits on the consolidated balance sheet, and intends to remit the remaining US$2,200,000 during 2014. The Company is required to maintain the escrow account until all abandonment and remediation obligations have been completed to the satisfaction of the BLM.  Over the life of the Pan project, prior to the completion of all abandonment and remediation obligations, the Company has the right to request a refund of a portion or all of the Pan Project reclamation deposit. Granting of the request is at the Surety’s sole discretion.

9.Share Capital

(a)The Company is authorized to issue an unlimited number of common shares at zero par value.

(b)Share Issuances

(i)During 1996, the Company issued 420,000 common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $98,722 net of issue costs.  In addition the Company issued 280,000 flow-through common shares at $0.25 per share by way of a non-brokered private placement for proceeds of $70,000.

(ii)During 1997, the Company completed an initial public offering of 2,000,000 common shares at $0.35 per share for proceeds of $590,570, net of issue costs.  In connection with this offering, the Company’s agent received a selling commission of 10% or $0.035 per share and was issued 25,000 shares as a corporate finance fee.

(iii)During 1997, the Company issued 1,000,000 units at $2.50 per unit by way of a private placement for proceeds of $2,253,793 net of issue costs.  Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at $3.00 per share until February 14, 1998.  The proceeds of the financing of $2,500,000 were allocated $2,178,761 as to the common shares and $321,239 as to the warrants.   During 1998 100,000 of the warrants were exercised and 900,000 expired.  In connection with this private placement, the Company’s agent received a selling commission of 7.5% of the proceeds of the units sold or $0.1875 per unit and a corporate finance fee of $15,000.

(iv)During 1997, the Company issued 750,000 common shares as performance shares for proceeds of $7,500 that were held in escrow in accordance with the rules of the regulatory authorities of British Columbia.  The shares were released 25% in each of 1998, 1999, 2000 and 2001.

(v)During 1997, pursuant to an equity participation agreement to acquire an interest in Gemstone Mining Inc. (“Gemstone”), a Utah Corporation that by agreement the creditors of Gemstone were issued 1,000,000 units of the Company on conversion of a debt of $2,065,500 (US$1,500,000). Each unit consisted of one common share and one non-transferable share purchase to purchase one additional common share at US$2.00 per share that was immediately exercised for proceeds of $2,803,205 (US$2,000,000).  The first one-third tranche of a conditional finders’ fee was satisfied by the issue of 150,000 common shares in connection with the acquisition of Gemstone.

(vi)During 1998, the Company issued 100,000 common shares pursuant to the exercise of share purchase warrants for proceeds of $300,000.

(vii)During 1998, the Company issued 200,000 common shares in connection with the acquisition of Gemstone as well as the second tranche of finder’s fee in connection with that acquisition.  The Company’s option to acquire Gemstone expired on January 31, 1998 and the remaining one-third tranche were not issued.

(viii)During 1999, the Company consolidated its issued share capital on a two old for one new basis and changed its name from Neary Resources Corporation to Red Emerald Resource Corp.

(ix)During 2002, the Company issued 3,500,000 units at $0.25 per unit for proceeds of $875,000 by way of a short form offering document under the policies of the TSX Venture Exchange.  Each unit consists of one common share and one common share purchase warrant that entitled the holder to purchase one additional common share at $0.25 per share until October 19, 2002.  The Company also issued 150,000 common shares as a finance fee in connection with this offering, and issued the agent 875,000 share purchase warrants exercisable at $0.25 per share until April 19, 2004.  During 2002 the Company issued 1,134,500 special warrants at $1.25 per special warrant for proceeds of $1,418,125.  Each Special Warrant automatically converted to a unit comprising of one common share and one share purchase warrant that entitled the holder to purchase one additional common share at $1.55 per share until November 6, 2003.  The proceeds of the financing of $1,418,125 were allocated on a relative fair value basis as $1,171,286 to common shares and $246,839 as to the warrants.  During 2003 all of the warrants expired unexercised.  In connection with the offering the Company paid the agent a 10% commission totaling $113,450, issued the agent 40,000 common shares as a finance fee in connection with this offering, and issued the agent 170,175 share purchase warrant exercisable at $1.55 per share until July 5, 2003.

(x)During 2002, the Company issued 4,028,000 common shares pursuant to the exercise of share purchase warrants for proceeds of $1,007,000.

(xi)During 2002, the Company issued 32,000 common shares pursuant to the exercise of stock options for proceeds of $12,800.

(xii)During 2002, the Company issued 31,250 common shares as additional consideration to a director who loaned the Company $780,000 bearing interest at 12% per annum.  The loan and interest was repaid prior to December 31, 2002.

(xiii)During 2002, the Company acquired Rex Exploration Corp. (“Rex”) in exchange for 4,500,000 common shares of the Company.

(xiv)During 2003, the Company issued 700,000 units at $1.20 per unit for proceeds of $840,000 by way of a non-brokered private placement.  Each unit consists of one common share and one share purchase warrant that entitled the holder to purchase one additional common share at $1.50 until May 25, 2004.  The proceeds of the financing of $840,000 were allocated $638,838 as to common shares and $201,162 as to the warrants.  During 2004 161,000 of the warrants were exercised and 539,000 expired.  Share issue expenses were $19,932.

(xv)During 2003, the Company issued 294,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $73,625.

(xvi)In January 2004, the Company issued 400,000 units at $2.00 per unit for proceeds of $800,000 by way of a private placement.  Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $2.35 per share for a six month period.  The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $624,593 to common shares and $175,407 as to the warrants.  All of the warrants expired unexercised in 2004.  The Company issued 40,000 common shares as a finder’s fee for this private placement.

(xvii)In August 2004, the Company issued 1,020,000 units at $0.75 per unit for proceeds of $765,000 by way of a private placement.  Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $0.80 per share until August 25, 2005.  All of the warrants were subsequently exercised.  The Company issued 55,650 common shares as a finder’s fee for this private placement.

(xviii)In December 2004, the Company issued 700,000 units at $0.85 per unit for proceeds of $595,000 by way of a private placement.  Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until December 20, 2005.  All of the warrants were subsequently exercised.  The Company issued 18,750 common shares as a finder’s fee for this private placement.

(xix)In February 2005, the Company issued 2,500,000 units at $0.85 per unit for proceeds of $2,125,000 by way of a private placement. Each unit consisted of one common share and one non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.00 per share until February 16, 2006. The proceeds of the financing of $2,125,000 were allocated on a relative fair value basis as $1,598,457 to common shares and $526,543 as to warrants.  There were 23,000 warrants exercised in fiscal year 2005 and the balance exercised in fiscal year 2006. The Company issued 75,800 common shares for $64,430 and paid $69,700 in cash as a finder’s fee and incurred $26,709 in additional issue costs for this private placement.

(xx)In July 2005, the Company issued 1,000,000 units at $1.15 per unit for proceeds of $1,150,000 by way of a private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $1.15 per share until July 27, 2006.  The proceeds of the financing of $1,150,000 were allocated on a relative fair value basis as $995,193 to common shares and $154,807 as to warrants.   All of the warrants were exercised in fiscal year 2006. The Company incurred $15,560 in issue costs.

(xxi)In August 2005, the Company issued 500,000 units at $1.40 per unit for proceeds of $700,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant that entitled the holder to purchase one additional common share at $1.45 per share until August 22, 2006. The proceeds of the financing of $700,000 were allocated on a relative fair value basis as $608,015 to common shares and $91,985 as to warrants.   All of the warrants were exercised in fiscal year 2006. The Company incurred $8,261 in issue costs.

(xxii)In January 2006, the Company issued 40,000 common shares at a value of $88,000 pursuant to a purchase and sale agreement to purchase mining claims for the Spring Valley project.

(xxiii)In May 2006, the Company issued 3,725,000 units at $1.80 per unit for proceeds of $6,705,000 by way of a private placement.  Each unit consisted of one common share and one-half nontransferable share purchase warrant.  Each whole warrant entitled the holder to purchase one additional common share at $2.70 per share until May 16, 2007. The proceeds of the financing of $6,705,000 were allocated on a relative fair value basis as $5,998,846 to common shares and $706,154 as to warrants.   The Company incurred $65,216 in issue costs.  By May 16, 2007 1,725,000 of the warrants were exercised and 137,500 expired unexercised.

(xxiv)In November 2006, the Company issued 2,000,000 units at $2.50 per unit for proceeds of $5,000,000 by way of a private placement. Each unit consisted of one common share and one-half nontransferable share purchase warrant.  Each whole warrant entitles the holder to purchase one additional common share at $3.00 per share until November 10, 2007.  The proceeds of the financing of $2,000,000 were allocated on a relative fair value basis as $1,761,509 to common shares and $238,491 as to warrants.  The Company paid $88,750 in finders’ fees and incurred $94,546 in issue costs for this private placement.  By November 10, 2007 908,782 of the warrants were exercised and 91,218 expired unexercised.

(xxv)In April 2007, the Company issued 7,764,109 common shares at a value of $25,000,431,  308,000 stock options at a value of $608,020 and 870,323 share purchase warrants at a value of $1,420,054 in connection with the acquisition of Pan-Nevada Gold Corporation.  By December 31, 2007, 154,000 of the stock options had been exercised and 761,823 share purchase warrants had been exercised.  By December 31, 2008 the remaining 108,500 share purchase warrants were exercised and 84,000 stock options had been exercised.  On October 11, 2008 the final 70,000 stock options expired not exercised.

(xxvi)In August 2007, the Company issued 2,000,000 common shares at $2.70 per common share for proceeds of $5,400,000 by way of a private placement.  The Company incurred $28,000 in share issue costs.

(xxvii)In March 2008, the Company issued 30,000 common shares at a value of $88,500 pursuant to a lease assignment of mining claims for the Gold Rock project. The Company incurred $1,489 in share issue costs.

(xxviii)In June 2008, the Company issued 1,421,500 common shares at $2.00 per common share for proceeds of $2,843,000 by way of a private placement.  The Company incurred $75,371 in share issue costs.

(xxix)In August 2008, the Company issued 600,000 common shares at US$2.50 per common share for proceeds of $1,537,950 (US$1,500,000) by way of a private placement with Kinross Gold USA Inc. The Company incurred $39,450 in share issue costs.

(xxx)In November 2008, the Company issued 12,500,000 units at $0.22 per unit for proceeds of $2,750,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant.  Each warrant entitled the holder to purchase one additional common share at $0.28 per share until May 12, 2009.  The proceeds of the financing of $2,750,000 were allocated on a relative fair value basis as $1,793,491 to common shares and $956,509 as to warrants.   The Company incurred $23,395 in issue costs for this private placement. By May 11, 2009 all of the warrants were exercised.  In the year ended December 31, 2009 all of the 12,500,000 warrants were exercised for proceeds of $3,500,000.

(xxxi)In addition to the 84,000 stock options reported exercised in paragraph xxv, during 2008, the Company issued a further 395,000 common shares pursuant to the exercise of stock options for proceeds of $613,250.

(xxxii)During 2009, the Company issued 33,333 common shares pursuant to the exercise of stock options for proceeds of $21,651.

(xxxiii)In April 2010, the Company issued 1,333,333 units at $0.60 per unit for proceeds of $800,000 by way of a private placement. Each unit consisted of one common share and one share purchase warrant.  Each warrant entitled the holder to purchase one additional common share until October 9, 2011 at an exercise price as follows: $0.70 if exercised on or before October 9, 2010; $0.80 if exercised after October 9, 2010 but on or before April 9, 2011; and $0.90 if exercised after April 9, 2011 but on or before October 9, 2011.  The proceeds of the financing of $800,000 were allocated on a relative fair value basis as $514,365 to common shares and $285,635 as to warrants.  The Company incurred $95,529 in issue costs for this private placement.

(xxxiv)In June 2010, the Company issued 11,078,666 units at $0.60 per unit for proceeds of $6,647,199 by way of a brokered public offering in Canada and a non-brokered public offering in the United States. Each unit consisted of one common share and one-half share purchase warrant.  Each whole warrant entitled the holder to purchase one additional common share until June 16, 2012 at an exercise price of $0.80.  The proceeds of the financing of $6,647,199 were allocated on a relative fair value basis as $5,142,202 to common shares and $1,504,997 as to warrants.   The Company issued 658,840 agent’s warrants which entitle the holder to purchase one common share until June 16, 2012 at an exercise price of $0.80.  These warrants have been recorded at the estimated fair value at the issue date of $212,109.  In addition, the Company paid finders’ fees in the amount of $395,304 and incurred other cash share issue costs of $307,553.

(xxxv)In September 2010, the Company issued 12,500 common shares pursuant to the exercise of share purchase warrants for proceeds of $10,000.

(xxxvi)In  November 2010, the Company closed a public offering  and the Company issued 6,660,000 units at US$0.60 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant.  Each whole warrant entitled the holder to purchase one common share of the Company at a price of US$0.90 per share until November 12, 2012, subject to acceleration provisions. The proceeds of the financing of $4,070,725 were allocated first to the fair value of the warrants at $918,870 with the residual amount of $3,151,855 to common shares.

The Company incurred $176,288 in issue costs and paid $244,244 to the agent as commission for this public offering.  On February 9, 2011, the Company gave notice to the Warrant holders that it accelerated the expiry date of the warrants to March 14, 2011 and by that date 2,650,000 warrants were exercised and 680,000 warrants expired unexercised.

(xxxvii)On June 6, 2011, the Company issued 7,500,000 common shares upon the close of a “bought deal” public offering for US$1.60 per share.  Gross proceeds on the purchase were $11,742,000 (US$12,000,000).  The Company incurred $151,839 in issue costs and paid the agent $587,100 (US$600,000) as a commission for this public offering.

(xxxviii)On September 23, 2011, the Company announced that it had established an "At-the-Market"   ("ATM") issuance program under which it may sell up to a maximum of 6,000,000 of its common shares.  The ATM issuance program is available to the Company on an as needed basis.  Subject to market conditions and funding requirements, the Company may, at its discretion, from time to time sell all, some, or none of the reserved shares during the term of the ATM program.  Any common shares issued under the ATM program will be sold through ATM issuances in the United States.  No ATM issuances were to be made through the facilities of any Canadian exchange.  Any ATM issuances were to be made at market prices prevailing at the time of the sale and, as a result, prices varied.  During the years ended December 31, 2013 and 2012, the Company issued nil and 69,110 shares, respectively, pursuant to the ATM program.  Proceeds received on the 69,110 common shares issued totalled $100,434.    The ATM issuance program was terminated at the Company’s discretion on July 29, 2013.  During the term of the program, the Company issued a total of 637,736 shares and received net proceeds of $1,554,957.

(xxxix)In July 2012, the Company closed a public offering and issued 12,261,562 units at US$1.28 per unit, each unit comprising one common share and one half of one non-transferable common share purchase warrant.  Each whole warrant entitles the holder to purchase one common share of the Company at a price of US$1.85 per share for a period of 18 months following the closing of the public offering, subject to acceleration provisions. The gross proceeds of the financing of US$15,694,799 were allocated first to the fair value of the warrants at US$2,616,006 with the residual amount of US$13,725,687 to common shares.  The Company incurred $1,437,675 in issue costs and paid $244,244 to the agent as commission for this public offering which was expensed during Q3 of 2012.

(xl)During 2012 the Company issued 1,533,650 common shares pursuant to the exercise of share purchase warrants. Proceeds received on the 1,533,650 common shares issued totalled $1,226,920.

Additionally, during 2012, the Company issued 737,501 common shares pursuant to the exercise of employee stock options.  Proceeds received on the options exercised totalled $425,685.

(xli)On July 2, 2013, the Company issued 1,166,930 shares at a fair value of $1,253,352 for the payment of the quarterly dividends on the Series A Preferred Shares, net of withholding taxes (Note 10).

(xlii)On October 1, 2013, the Company issued 1,260,144 shares in the amount of $1,242,549 for the payment of the quarterly dividends on the Series A Preferred Shares, net of withholding taxes (Note 10).

Additionally, during 2013, the Company issued 37,500 common shares pursuant to the exercise of employee stock options.  Proceeds received on the options exercised totalled $21,000.

(c)Stock Options

The Company has an incentive share option plan that allows it to grant stock options to its officers, directors, employees and consultants.  The incentive share option plan was amended on May 12, 2008 (the “2008 Stock Option Plan”) and then replaced when the Company adopted the 2013 Stock and Incentive Plan (the “2013 Plan”) after approval of the 2013 Plan by the Company’s Shareholders at the Annual General and Special Meeting on June 20, 2013. The 2013 Plan is designed to replace the 2008 Stock Option Plan (the “Plan”); however, all outstanding option grants as of June 20, 2013 will remain under the 2008 Stock Option Plan. Upon adoption of the 2013 Plan on June 20, 2013, the 2008 Stock Option Plan ceased to be available for the granting of new stock options.

The 2013 Plan permits a fixed aggregate number of common shares to be issuable under all awards under the 2013 Plan of 16,628,914 (“Award Cap”), which is equivalent to 10% of the Company’s common shares plus Series A Preferred Shares as of April 18, 2013. The total number of common shares issuable to insiders at any time and issued to insiders of the Company within any one-year period pursuant to stock options granted under the 2013 Plan, together with any other security based compensation arrangements of the Company, may not exceed 10%  of the issued and outstanding common shares and preferred shares. The number of common shares issuable for Awards made under the 2008 Stock Option Plan is deducted from the Award Cap. The Award Cap represents the maximum number of shares issuable under both plans.

The exercise price of a stock option granted under the 2013 Plan will be determined by the Compensation Committee of the Board of Directors of the Company at the time the option is granted, but the exercise price may not be less than 100% of the fair market value of the Company’s common shares on the date of grant of such option. The fair market value is the closing price of one common share on the trading day immediately preceding the date of grant on the NYSE MKT. Stock options granted under the 2013 Plan are subject to the following restrictions: (i) a promissory note is not permitted as payment for a stock option; (ii) the maximum term for stock options is 10 years from the date of grant; and (iii) unless otherwise fixed, stock options expire three months after the person to which they have been granted is terminated (12 months if due to death) or when options expire during a trading restriction, expiry is extended to the third trading day after a period during which trading in the common shares was prohibited or restricted pursuant to the policies of the Company.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model requires the input of subjective assumptions which are based on several different criteria. Expected volatility is based on the historical price volatility of the Company’s common stock. Expected dividend yield is assumed to be nil, as the Company has not paid dividends since inception on common shares. Expected forfeitures are calculated based upon historical experience of options. The expected life is estimated based on historical experience for options granted. Risk free interest rates are based on U.S. government obligations with a term approximating the expected life of the option.

The stock-based compensation during the years ended December 31, 2013, 2012 and 2011 is included in the consolidated statement of operations as follows:

	Year Ended December 31,
	2013	2012	2011
Salaries and Benefits	$920,197	$1,358,661	$3,096,787
Mineral Exploration Expenditures	186,534	175,498	312,794
Consulting	67,778	58,981	217,100
Total	$1,174,509	$1,593,140	$3,626,681

2008 Stock Option Plan – TSX Stock Exchange

The estimated unrecognized compensation cost from unvested options as of December 31, 2013 was $324,428, which is expected to be recognized over the weighted average remaining vesting period of 1.2 years, and has a weighted average remaining contractual term of 2.36 years.

The weighted average grant date fair value of options is summarized below for the three years ended December 31:

	December 31,	December 31,	December 31,
	2013	2012	2011
Unvested Beginning of Year	$2.12	$1.80	$0.63
Granted	0.55	1.89	1.81
Vested	0.97	1.15	1.12
Expired	0.97	1.46	1.70
Unvested End of Period	$0.55	$2.12	$1.80

The Company utilized the Black-Scholes option pricing model with the following weighted-average assumptions in calculating the fair value of the options issued during the years ended December 31, 2013, 2012 and 2011:

	December 31,	December 31,	December 31,
	2013	2012	2011
Weighted-Average Risk-Free Rate	0.21%	1.47%	1.29%
Dividend Yield	-	-	-
Expected Life in Years	3.07	3.57	3.26
Volatility	73.06%	112.91%	113.32%

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

		Weighted
		Average	Aggregate	Number of
	Number of	Exercise	Intrinsic	Shares
	Shares	Price	Value	Exercisable
Outstanding, January 1, 2011	6,460,000	$1.05	$652,367	5,341,667
Granted	3,870,000	1.80	-	-
Exercised	(729,997)	0.62	50,866	-
Cancelled	(718,335)	2.15	-	-
Outstanding, December 31, 2011	8,881,668	$1.36	$6,318,733	5,341,667
Granted	250,000	1.89	-	-
Exercised	(737,501)	0.58	255,292	-
Cancelled	(576,666)	2.73	-	-
Outstanding, December 31, 2012	7,817,501	$1.35	$2,570,692	7,082,504
Granted	2,745,000	1.14	-	-
Exercised	(37,500)	0.56	-	-
Cancelled	(879,167)	1.55	-	-
Outstanding, December 31, 2013	9,645,834	$1.27	$632,800	8,122,490

The following table summarizes information about outstanding stock options as of December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.56 - $1.00	4,096,667	1.2	$0.73	4,096,667	$0.73	$632,800
$1.01 - $1.60	2,481,667	4.1	1.18	958,323	1.22	-
$1.61 - $2.20	3,017,500	2.5	2.07	3,017,500	2.07	-
$2.21 - $2.80	50,000	2.6	2.34	50,000	2.34	-
	9,645,834	2.4	$1.27	8,122,490	$1.30	$632,800

2013 Stock Option Plan – NYSE MKT Stock Exchange

The estimated unrecognized compensation cost from unvested options as of December 31, 2013 was $135,273, which is expected to be recognized over the weighted average remaining vesting period of 2.77 years, and has a weighted average remaining contractual term of 4.80 years.

The weighted average grant date fair value of options is summarized below for the three years ended December 31:

	December 31,	December 31,	December 31,
	2013	2012	2011
Unvested Beginning of Year	$-	$-	$-
Granted	0.41	-	-
Vested	-	-	-
Expired	-	-	-
Unvested End of Period	$0.41	$-	$-

The Company utilized the Black-Scholes option pricing model with the following weighted-average assumptions in calculating the fair value of the options issued during the years ended December 31, 2013, 2012 and 2011:

	December 31,	December 31,	December 31,
	2013	2012	2011
Weighted-Average Risk-Free Rate	0.12%	N/A	N/A
Dividend Yield	-	N/A	N/A
Expected Life in Years	2.95	N/A	N/A
Volatility	69.96%	N/A	N/A

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	Number of Shares	Weighted Average Exercise Price (US$)	Aggregate Intrinsic Value (US$)	Number of Shares Exercisable
Outstanding, January 1, 2013	-	$-	$-	-
Granted	399,000	0.87	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, December 31, 2013	399,000	$0.87	$-	-

The following table summarizes information about outstanding stock options as of December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price (US$)	Number Exercisable	Weighted Average Exercise Price (US$)	Aggregate Intrinsic Value (US$)
$0.56 - $1.00	399,000	4.8	$0.87	-	$-	$-
$1.01 - $1.60	-	-	-	-	-	-
$1.61 - $2.20	-	-	-	-	-	-
$2.21 - $2.80	-	-	-	-	-	-
	399,000	4.8	$0.87	-	$-	$-

(d)	Share Purchase Warrants

On April 9, 2010 the Company issued 1,333,333 warrants as part of a unit by way of a private placement. Each warrant entitled the holder to purchase one additional common share at $0.80 per share if exercised on or before April 9, 2011 and $0.90 if exercised after April 9, 2011 but on or before they expire on October 9, 2011.  The Company recorded a relative fair value of $285,635 for these warrants.   The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 18 months; volatility of 130%; no dividend yield; and a risk free interest rate of 1.84%.

On June 16, 2010 the Company issued 5,539,333 warrants as part of a unit by way of a public offering as well as 658,840 warrants issued to agents on the same terms as the unit warrant. Each warrant entitled the holder to purchase one additional common share at $0.80 per share until June 16, 2012.  The Company recorded a relative fair value of $1,504,997 as to warrants and a value of $212,109 for the agents’ warrants.   The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 24 months; volatility of 131%; no dividend yield; and a risk free interest rate of 1.82%.

On November 22, 2010 the Company issued 3,330,000 warrants as part of a unit by way of a public offering. Each warrant entitled the holder to purchase one additional common share at US$0.90 per share until November 22, 2012 subject to acceleration provisions.  The Company recorded a fair value of $918,870 to warrant liability.   On November 22, 2010 the fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 24 months; volatility of 102%; no dividend yield; and a risk free interest rate of 1.57% and an exchange rate of 1.0187.

On December 31, 2010 the warrant liability was adjusted to $1,562,544 when the warrants were fair valued with the following assumptions: expected life of 22.7 months; volatility of 118%; no dividend yield; and a risk free interest rate of 1.70% and an exchange rate of 0.9946.

On February 9, 2011, the Company gave notice to the Warrant holders that it accelerated the expiry date of the warrants to March 14, 2011 and by that date 2,650,000 warrants were exercised and 680,000 warrants expired unexercised.

On July 6, 2012 the Company issued 6,130,781 warrants as part of a unit by way of a public offering. Each warrant entitles the holder to purchase one additional common share at US$1.85 per share until January 6, 2014 subject to acceleration provisions.  US GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value each reporting period.  The Company recorded a fair value of $2,616,006 to warrant liability on July 6, 2012, calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 18 months; volatility of 76%; no dividend yield; and a risk free interest rate of 0.29% and an exchange rate of 1.0186.  As of December 31, 2012, the fair value of the warrant liability was adjusted to $1,166,381, calculated using the following assumptions: expected life of 12.02 months; volatility of 59%; no dividend yield; and a risk free interest rate of 0.18% and an exchange rate of 0.9949.  As of December 31, 2013, the fair value of the warrant liability was adjusted to zero based upon the stock price of $0.81 compared to the exercise price of $1.85 and only six days remaining on the warrants term. The gain of $1,166,381 related to the change in the fair value of the warrants has been reported in “Gain on Change in Fair Value of Derivative Liabilities” within Other Income in the Consolidated Statement of Operations for the year ended December 31, 2013, respectively.

A summary of the Company’s stock purchase warrant activity for each of the three years ended December 31 is presented below:

		Weighted	Remaining
	Number of	Average	Contractual Life
	Warrants	Exercise Price	(in years)
Balance, December 31, 2010	10,849,006	$0.83	1.20
Issued	-	-	-
Exercised	(8,611,356)	0.76	-
Expired	(680,000)	0.90	-
Balance, December 31, 2011	1,557,650	0.80	0.40
Issued	6,130,781	1.85	1.27
Exercised	(1,533,650)	0.80	-
Expired	(24,000)	0.80	-
Balance, December 31, 2012	6,130,781	1.85	1.02
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2013	6,130,781	$1.85	0.02

Total outstanding warrants at December 31, 2013 and 2012 were 6,130,781. The exercise price on all warrants outstanding was US$1.85 per share. The warrants are exercisable immediately upon issuance and expire eighteen months from the date of issuance.    Subsequent to year end on January 6, 2014 the warrants expired with the balance of 6,130,781 warrants originally issued expiring unexercised.

10. Redeemable Preferred Shares

In December 2012, the Company issued 37,837,838 Series A Preferred Shares at US$1.85 per share for gross proceeds of $68,936,000 (US$70,000,000) by way of a private placement.  The Company incurred $640,844 in share issuance costs, of which the Company proportionately allocated $229,578 to the embedded derivative liability and the remaining share issuance costs of $411,266 are presented net of the Redeemable preferred stock on the Consolidated Balance Sheet.  The Series A Preferred Shares are a participating security as defined under ASC 260, in that the security participates in dividends with common stock and has rights to earnings (additional-paid-in-capital in the absence of earnings) that otherwise would have been available to common shareholders.  There is an eight percent (8%) annual dividend, compounding monthly, payable quarterly on the Series A Preferred Shares. The first payment of dividends was on April 1, 2013 and each dividend is payable thereafter on the first business day of the subsequent quarters during the term of the Series A Preferred Shares.  At the Company’s option, it may pay the 8% dividend with common shares, in-lieu of cash, based on the closing price of the Company’s common shares as quoted by the NYSE MKT on the trading day immediately prior to the payment date.

2013 Dividend	Date Declared	Record Date	Dividend Per Share	Total Dividend (CAD)	Payment Date	Payment Type
Preferred Series A Holders	March 11, 2013	March 25, 2013	$0.04	$1,699,140	April 1, 2013	Cash
Preferred Series A Holders	June 20, 2013	June 24, 2013	0.04	1,479,868	July 2, 2013	Shares 1,166,930 shares
Preferred Series A Holders	September 17, 2013	September 23, 2013	0.04	1,467,197	October 1, 2013	Shares 1,260,144 shares
Preferred Series A Holders	December 19, 2013	December 23, 2013	0.04	1,515,845	January 2, 2014	Shares 1,485,728 shares
			$0.16	$6,162,050

Canadian tax legislation requires a corporate tax to be paid on all cash or in-kind dividends declared and paid by a Canadian entity on taxable preferred shares. Therefore, the dividends declared during the year ended December 31, 2013, resulted in a Canadian corporate “Part VI.1” current tax payable of $1,440,926, $1,036,551 of which was remitted on February 26, 2014 for dividends paid during 2013. The Company is entitled to a deduction for Canadian tax purposes equal to 3.5 times Part VI.1 taxes paid. Therefore, future Canadian corporate tax savings, if realized, should approximately offset the preferred dividend tax expense.

The holders of each Series A Preferred Share are able to convert the shares into a common share on a one-for-one basis at any time.  After December 13, 2013, the Company can pro-ratably force conversion of the shares into common shares on a one-for-one basis provided that the weighted average price of the common shares exceeds US$3.70 on each trading day during 20 consecutive trading days immediately prior to both the delivery of an applicable mandatory conversion notice and the applicable mandatory conversion date.  From and after the date which is five years from the issuance date of the Series A Preferred Shares (December 13, 2017), the Company or each holder of Series A Preferred Shares has the right, exercisable by 30 days' notice in writing, to redeem or to require the Company to redeem any portion of the Series A Preferred Shares on a one-for-one basis plus accumulated unpaid dividends.

If the outstanding Series A Preferred Shares had been converted as of December 31, 2013, 37,837,838 common shares would have been issued and the fair value of those common shares based upon the closing price on the NYSE as of December 31, 2013 of US$0.81 would have been US$30,648,649. If the common share price was above US$1.85,  there would be no change to the number of common shares issued upon conversion.

Holders of the Series A Preferred Shares, subject to the approval of the majority of the holders of the Company’s common shares, have the right to nominate and elect, voting as a class, one (1) director to the Company’s Board.  If the size of the Company’s Board is increased beyond seven (7) members, increases will occur in increments of two (2) and the “Preferred Governance Majority” will have the right to designate one (1) of the two director nominees for election or appointment as director.  The Preferred Governance Majority has the right to fill any vacancy of the preferred shareholder director position.  The Company agreed to seek shareholder approval for the Series A Preferred Shares director election and appointment rights at the Company’s next annual meeting and at each annual and special meeting of the shareholders until such rights are approved.

If the Company is unable to redeem any Series A Preferred Shares two (2) years after a demand for redemption, then, subject to a special separate resolution of the holders of common shares and provided it is permitted by the Company’s articles, as amended, the holder of Series A Preferred Shares are to be entitled to (i) as a single class, vote to elect a majority of our Board, and (ii) in the event that our articles do not permit a single class of our shareholders to elect a majority of our Board sell, as may be permitted by applicable law, on our behalf, our assets, in such holder’s discretion, that are sufficient to redeem any Series A Preferred Shares. The proposal of this special separate resolution of the holders of our common shares failed to pass during our 2013 Annual General and Special meeting of shareholders.

Upon liquidation, dissolution or winding-up, the holders of the Series A Preferred Shares are entitled to a liquidation preference equal to 125% of the initial issue price of US$1.85 prior and in preference to any distribution to the holders of our common shares.

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

US GAAP requires that embedded derivatives not closely related to the host contract be bifurcated from the host contract and accounted for at fair value.  Because the convertible feature is denominated in a foreign currency, the Company bifurcated the Series A Preferred Shares and recorded an embedded derivative liability for the conversion feature of the Series A Preferred Shares.  An independent third party valuation company has performed a valuation of the associated liability based upon the terms of the agreement.  The fair value of the embedded derivative liability as of December 31, 2012 was $27,330,135.  Pursuant to derivative accounting guidance under ASC 815, the embedded derivative liability is to be re-measured at each reporting period with changes in the liability being recorded through earnings.  The fair value of the embedded derivative liability as of December 31, 2013 was $8,189,720.  The gain of $19,140,415 has been reported in Other Income in the Consolidated Statement of Operations, for the year ended December 31, 2013 (2012 – $2,863,867 loss).  The inputs used in determining the fair values as of December 31, 2012 and 2013 are as shown below:

Year Ended December 31,	Fair Value	Volatility	Credit Spread	Common Stock Closing Price (USD)	Risk -Free Rate	Exchange Rate
2013	$8,189,720	47.1%	17.7%	$0.81	1.37%	1.0636
2012	27,330,135	50.8%	20.0%	1.39	0.84%	0.9949

Below is a reconciliation of the initial proceeds to the opening balance of the Redeemable Preferred Stock as of December 13, 2012:

Redeemable Preferred Shares
Initial Proceeds	$68,936,000
Direct Issue Costs Allocated to Preferred Shares	(411,266)
Bifurcated Embedded Derivative Liability	(24,695,846)
Balance at December 13, 2012(1)	$43,828,888

(1)The $25,107,112 difference between the carrying amount at December 13, 2012 and the initial redemption amount, including the effect of changes in the redemption amount due to foreign currency fluctuations, will be accreted using the effective interest method from the execution of the contract on December 13, 2012 to the redemption right date of five years.  Dividends and accretion on the Series A Preferred Shares are charged to additional paid-in capital, and are deducted in computing net income or loss attributable to common shareholders. If the outstanding Series A Preferred Shares were redeemable as of December 31, 2013, the redemption amount would have been $75,967,845.

The balance of the Company’s Redeemable preferred shares and changes in the carrying amount of the Redeemable preferred shares are as follows:

Redeemable Preferred Shares
Balance as of December 13, 2012	$43,828,888
Accretion of Redeemable Preferred Shares	153,662
Preferred Share Cumulative Dividend	278,572
Balance as of December 31, 2012	$44,261,122
Accretion of Redeemable Preferred Shares	3,500,736
Preferred Share Cumulative Dividend	5,883,478
Declared Preferred Share Cumulative Dividend	(6,162,050)
Share Issuance Costs	(314)
Balance as of December 31, 2013	$47,482,972

11. Accumulated Other Comprehensive (Income) Loss

The components of AOCI as of December 31, 2013 were as follows:

	Unrealized (Gain) Loss on Investment	Currency Translation Adjustment	Total AOCI
Balance as of December 31, 2011	$(26,875)	$-	$(26,875)
Other Comprehensive (Income) Loss Before Reclassifications	56,250	406,969	463,219
Amounts Reclassified from Accumulated Other Comprehensive Income	-	-	-
Balance as of December 31, 2012	$29,375	$406,969	$436,344
Other Comprehensive (Income) Loss Before Reclassifications	13,750	(2,533,892)	(2,520,142)
Amounts Reclassified to (Income) Loss	(43,125)	-	(43,125)
Balance as of December 31, 2013	$-	$(2,126,923)	$(2,126,923)

On October 26, 2010, as consideration of certain area of interest obligations of NVX that applied to the Roberts Gold project, the Company was issued 250,000 common shares of NVX.

During the year ended December 31, 2013, the Company wrote off the investment resulting in a realized loss of $43,125 which was reclassified out of AOCI and is reported within Other Income (Expense) within the Consolidated Statement of Operations for the twelve months ended December 31, 2013.

12.Commitments and Contingencies

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado until 2020, field offices in Ely, Nevada until 2014 and office equipment until 2015.  Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included.

The Company has signed unconditional purchase obligation agreements relating to the development of the Pan project which as of December 31, 2013 committed the Company to $5,823,334 of capital expenditures and financing costs payable during 2014.  In addition, the Company has information technology service contracts which expire during 2014.

	Fiscal Year
	2014	2015 - 2016	2017 - 2018	Thereafter	Total
Operating Lease Obligations	$326,731	$588,959	$586,444	$427,615	$1,929,749
Contractual Obligations	5,868,679	5,531	2,553	-	5,876,763
Total	$6,195,410	$594,490	$588,997	$427,615	$7,806,512

The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company’s management that current claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated financial position, cash flows or results of operations.

13.Related Party Transactions

The Company entered into a consulting agreement with its former Chief Financial Officer, Mr. Fritz Schaudies, effective August 20, 2013 to act as the Interim Chief Financial Officer of the Company following the resignation of Mr. John Labate as Chief Financial Officer on August 19, 2013.  The agreement extended until December 5, 2013, at which point Mr. Schaudies resigned as Interim Chief Financial Officer.  During the year ended December 31, 2013, the Company incurred consulting fees totaling $61,994 under the agreement.  As of December 31, 2013 there was no remaining amount due to Mr. Schaudies under the agreement.

On May 19, 2012, the Company entered into a consulting agreement with its former Chief Executive Officer for a term of twelve months. Under this agreement, the former Chief Executive Officer provided advisory services from time to time to the Company. For years ended December 31, 2013 and 2012, the Company incurred consulting fees totaling $65,776 and $110,723, respectively, to the former Chief Executive Officer under this agreement.  As of December 31, 2013 there was no remaining amount due under the agreement.

For the year ended December 31, 2011, the Company paid consulting fees of $34,500 to a company controlled by the former Chief Financial Officer of the Company for accounting and corporate compliance services.  The Company’s former Chief Financial Officer resigned effective March 18, 2011, but remained as Corporate Secretary until just prior to the Annual General Meeting on May 5, 2011.

Amounts payable to directors and officers, included in accounts payable and accrued liabilities at December 31, 2013 and 2012 were  $27,730 and  $15,032, respectively.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

For information on the related parties involved in the Series A Preferred transaction, see Note 10.

14.  Financial Instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Accounts payable and accrued liabilities as of December 31, 2013 were $2,879,730, compared to $1,710,674 as of December 31, 2012.  Investments as of December 31, 2012 are recorded at fair value (Note 4).

15.Supplemental Disclosure with Respect to Cash Flows

	Year Ended December 31,
	2013	2012	2011
Interest Paid	$-	$-	$-
Income Taxes Paid	-	-	-
Preferred Share Cumulative Dividend, including Accrual	5,883,478	278,572	-
Accretion of Redeemable Preferred Shares	3,500,736	153,662	-
Common Share Issuance for Payment of Preferred Dividend	2,495,901	-	-
Transfer of Fair Value of Share Purchase Warrants Exercised or Expired from Warrant Liability (Note 9) to Share Capital	-	-	2,154,570

16.  Income Taxes

Deferred income taxes have been provided for temporary differences that exist between the financial reporting and income tax basis of assets and liabilities and have been classified as either current or non-current based upon the related assets or liabilities.

The sources of income (loss) before incomes taxes were as follows:

	2013	2012	2011
Canada	$8,444,079	$(3,684,614)	$(3,225,471)
United States	(1,383,007)	(12,432,412)	(14,904,486)
Income (Loss) Before Income Taxes	$7,061,072	$(16,117,026)	$(18,129,957)

Income tax expense (benefit) attributable to income (loss) before income taxes consists of:

	2013	2012	2011
Current:
Canada	$1,440,926	$-	$-
United States	-	-	-
Total Current	$1,440,926	$-	$-

Deferred:
Canada	$3,283,165	$(301,519)	$(4,200,400)
United States	(3,503,337)	(3,952,996)	(457,430)
Valuation Allowance	(3,065,613)	3,412,111	2,055,052
Total Deferred	$(3,285,785)	$(842,404)	$(2,602,778)

Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the Canadian federal income tax rate of 25.75% to income (loss) before income taxes as a result of the following:

	2013	2012	2011
Canadian Statutory Income Tax Rate	25.75%	25.0%	26.5%

Income Tax Expense (Benefit) Computed at Canadian Statutory Rate	$1,866,907	$(4,029,257)	$(4,896,766)

Increase (Reduction) in Income Taxes Resulting from:
Change in Valuation Allowance	(1,687,835)	3,412,111	2,055,052
Change in Fair Value of Warrant Derivative	(5,228,955)	-	-
Change in Effective Tax Rate	(442,995)	-	-
Other Permanent Differences	258,576	783,449	716,880
Foreign Tax Rates	(1,179,148)	(1,118,917)	(652,162)
Tax on Preferred Dividends Net of Deduction	138,753	-	-
Capital Gain Tax Rate Difference	(536,900)	-	-
Tax Impact Related to Restructuring	4,183,716	-	-
Expiration of Losses and Other	783,022	110,210	174,218
Income Tax Recovery	$(1,844,859)	$(842,404)	$(2,602,778)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) as of December 31 are as follows:

	2013	2012
Deferred Income Tax Assets:
Canada:
Equipment, Mineral Properties and Other	$1,195,568	$1,044,609
Non-Capital Losses Carried Forward	1,065,819	1,870,428
Capital Losses Carried Forward	408,527	909,064
United States:
Equipment, Mineral Properties and Other	10,449,599	9,405,759
Losses Carried Forward	12,040,451	7,472,016
Total Deferred Income Tax Assets	25,159,964	20,701,876
Valuation Allowance:
Canada	(1,962,653)	(3,824,102)
United States	(15,532,946)	(14,484,161)
Deferred Income Tax Assets, Net	$7,664,365	$2,393,613

Deferred Income Tax Liabilities:
Canada:
Mineral Properties	$(707,261)	$-
United States:
Mineral Properties	(6,957,104)	(5,566,126)
Deferred Income Tax Liabilities	(7,664,365)	(5,566,126)
Net Deferred Income Tax Assets (Liabilities)	$-	$(3,172,513)

As of December 31, 2013 and 2012, the Company has non-capital losses for tax purposes in Canada and the United States of approximately $4,103,000 (2012- $11,490,000) and $32,512,000 (2012 - $22,060,000), respectively, which can be applied to reduce taxable income until 2033.  The Company also has Canadian capital losses of approximately $7,273,000 (2012 - $7,273,000) which are available indefinitely.

The Company is currently open to audit under the statute of limitations by the Canada Revenue Agency for years ended December 31, 2007 through December 31, 2013 and by the United States Internal Revenue Service for years ended December 31, 2010 through December 31, 2013.  The Company did not have any unrecognized tax benefits as of the years ended December 31, 2013 or 2012.

The Company records tax related penalties and interest in tax expense.  For the years ended December 31, 2013 and 2012 no penalties or interest have been incurred.

The Company has determined that it is not more likely than not that it will utilize some of its deferred tax assets and has recorded a valuation allowance for the years ended December 31, 2013 and 2012 of $17,495,599 and $18,308,263, respectively, to value its deferred tax assets and liabilities at their expected realizable value.

17. Retirement Savings Plan

The Company sponsors an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 18.  Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income.

The Company began matching 50% of each employee’s contribution, up to 6% of the employee’s pretax income as of January 1, 2013.  The Company’s cash contributions vest ratably over a three year service period.  The Company made matching cash contributions of $79,055 for the year ended December 31, 2013.  No matching cash contributions were made for the years ended December 31, 2012 and 2011.

18.Segment Disclosures

The Company considers itself to have a single reportable operating segment, being mineral exploration and development. We reported no revenues during the years ended December 31, 2013, 2012 and 2011.  Geographic information is as follows as of December 31:

	2013	2012	2011
Long-lived Assets:
Canada	$-	$-	$-
United States	69,951,238	57,928,885	51,201,414
Total	$69,951,238	$57,928,885	$51,201,414

19.Subsequent Events

On February 24, 2014 the Company announced that formation of the joint venture at the Spring Valley project with Barrick was completed.  Barrick holds a 70% interest in the joint venture, with the Company holding the remaining 30% interest.  The Company has until July 14, 2014 to decide on the option to be carried to production, at which point, the Company would retain a 25% interest in the joint venture.

20.Quarterly Financial Data (Unaudited)

	2013
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Loss from Operations	$(4,928,049)	$(4,490,609)	$(3,964,571)	$(3,996,871)
Other Income (Expense)	10,860,975	7,325,892	(291,878)	6,546,183
Net Income (Loss)	$5,877,552	$4,797,105	$(3,983,821)	$2,215,095
Preferred Stock Cumulative Dividend	(1,419,732)	(1,469,385)	(1,478,516)	(1,515,845)
Accretion of Cost of Redeemable Preferred Stock	(857,550)	(891,024)	(949,370)	(802,792)
Net Income (Loss) Attributable to Common Shareholders	$3,600,270	$2,436,696	$(6,411,707)	$(103,542)

Common Stock Data
Basic:
Weighted Average Common Shares Outstanding	128,451,298	128,451,298	129,605,544	130,883,671
Net Income (Loss) Per Share	$0.03	$0.02	$(0.05)	$-
Diluted:
Weighted Average Common Shares Outstanding	166,289,136	167,480,014	129,605,544	168,721,509
Net Income (Loss) Per Share	$0.02	$-	$(0.05)	$-

	2012
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Loss from Operations	$(2,992,948)	$(3,782,261)	$(3,973,483)	$(3,985,371)
Other Income (Expense)	54,287	(550,855)	225,931	(1,112,326)
Net Loss	$(3,072,393)	$(4,227,245)	$(3,515,919)	$(4,459,065)
Preferred Stock Cumulative Dividend	-	-	-	(278,572)
Accretion of Cost of Redeemable Preferred Stock	-	-	-	(153,662)
Net Income (Loss) Attributable to Common Shareholders	$(3,072,393)	$(4,227,245)	$(3,515,919)	$(4,891,299)

Common Stock Data
Basic and Diluted:
Net Loss Per Share	$(0.03)	$(0.03)	$(0.03)	$(0.04)
Average Common Shares Outstanding:
Basic and Diluted	113,960,618	114,428,565	127,188,712	128,257,168

 INDEX TO EXHIBITS

Exhibit Number	Description
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

10.5	Letter of Intent with Kinross dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008.
10.6	Letter of Intent with Hecla dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008.
10.7	Term Sheet between Midway Gold US Inc. and Barrick Gold dated October 17, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008.

10.8	2008 Stock Option Plan, previously filed on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009.
10.9	Exploration, Development and Mine Operating Agreement dated effective March 10, 2009, previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2009.
10.10	Agency Agreement dated June 10, 2010 between the Company and Haywood Securities Inc., previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2010.
10.11	Agency Agreement with Haywood Securities Inc. dated May 24, 2011, previously filed on Form 8-K on May 24, 2011.
10.12	Sales Agreement with MLV dated September 23, 2011, previously filed on Form 8-K on September 23, 2011.
10.13	Underwriting Agreement with RBC Dominion Securities Inc., Haywood Securities Inc. and Stifel Nicolaus Canada, Inc. dated June 26, 2012, previously filed on Form 8-K on June 27, 2012.
10.14	Share Purchase Agreement with INV-MID, LLC, EREF-MID II, LLC, and HCP-MID, LLC dated November 21, 2012, previously filed on Form 8-K on November 26, 2012.
10.15	Registration Rights Agreement with INV-MID, LLC, EREF-MID II, LLC, and HCP-MID, LLC dated November 21, 2012, previously filed on Form 8-K on November 26, 2012.
10.16	Side Letter with INV-MID, LLC, EREF-MID II, LLC, and HCP-MID, LLC dated November 21, 2012, previously filed on Form 8-K on November 26, 2012.
10.17	2013 Stock and Incentive Plan, previously filed on Form DEF 14A filed with the Securities and Exchange Commission on April 30, 2013.
21*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP
23.2*	Consent of Donald J. Baker
23.3*	Consent of Jennifer J. Brown
23.4*	Consent of William J. Crowl, R.G.
23.5*	Consent of Donald E. Hulse, P.E.
23.6*	Consent of Terre A. Lane
23.7*	Consent of Deepak Malhotra
23.8*	Consent of Thom Seal

23.9*	Consent of Gustavson Associates
23.10*	Consent of Resource Development Inc
23.11*	Consent of Snowden Mining Industry Consultants Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
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