Form 10-Q
period 2014-03-31
Midway Gold Corp
filed 2014-05-07
CIK 1319009

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

Large accelerated filer   ☐        Accelerated filer  ☒   Non-accelerated filer    ☐   Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of Common Shares outstanding at May 2, 2014:  134,102,646

EXPLANATORY NOTE

All amounts in this interim report on Form 10-Q are expressed in Canadian dollars, unless otherwise indicated.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in Canadian dollars, except shares) (unaudited)

	March 31,	December 31,
	2014	2013
Assets

Current Assets:
Cash and Cash Equivalents	$43,529,083	$51,363,302
Amounts Receivable	123,343	102,897
Prepaid Expenses and Other Current Assets	450,669	431,023
Total Current Assets	44,103,095	51,897,222

Long Term Assets:
Reclamation Deposits (Note 7)	1,658,250	1,595,400
Property, Equipment and Mine Development (Note 5)	22,901,258	16,750,950
Mineral Properties (Note 6)	56,306,864	53,200,288
Other Long Term Assets	685,713	405,162

Total Assets	$125,655,180	$123,849,022

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable and Accrued Liabilities (Note 1)	$2,561,762	$2,879,730
Preferred Share Dividends Payable	1,536,548	1,515,845
Other Short Term Liabilities	781,128	1,440,926
Total Current Liabilities	4,879,438	5,836,501

Long Term Liabilities:
Derivative Liability (Note 9)	-	8,189,720
Asset Retirement Obligations (Note 7)	1,221,452	51,967
Other Long Term Liabilities	284,167	121,689
Total Liabilities	6,385,057	14,199,877

Redeemable Preferred Shares (Note 9)
Series A Preferred Shares - Unlimited, No Par Value;
Issued and Outstanding – 37,837,838 (2014 and 2013);
Redemption Price - US$1.85 per share	48,541,241	47,482,972

Stockholders’ Equity (Note 8):
Common stock authorized – unlimited, no par value; Issued and outstanding – 132,981,600 and 130,915,872 at March 31, 2014 and December 31, 2013, respectively	142,655,448	140,834,370
Additional Paid In Capital	8,961,583	3,195,325
Accumulated Other Comprehensive Income (Loss) (Note 10)	7,198,945	2,126,923
Deficit Accumulated During Development Stage	(88,087,094)	(83,990,445)
Total Stockholders' Equity	70,728,882	62,166,173

Total Liabilities and Stockholders' Equity	$125,655,180	$123,849,022

Commitments (Notes 7 and 11)

Subsequent Events (Note 9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars, except share and per share amounts) (unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Cumulative Period from Inception (May 14,1996) to March 31, 2014
Expenses
Consulting (Note 12)	$59,765	$218,456	$2,038,121
Depreciation and Accretion	162,001	117,824	1,953,593
Gain on Sale of Subsidiary	-	-	(2,806,312)
Interest and Bank Charges	1,027	1,074	919,148
Investor Relations	41,910	5,553	1,580,718
Legal, Audit and Accounting	375,704	972,136	8,668,879
Management Fees	-	-	210,778
Mineral Exploration Expenditures (Schedule)	618,266	1,818,446	71,639,419
Mineral Property Interests Written-off	-	-	4,643,637
Mineral Property Interests Recovered	-	-	(60,120)
Office and Administration	803,151	240,957	4,775,626
Salaries and Benefits	1,468,488	1,444,227	25,164,913
Transfer Agent and Filing Fees	71,308	38,388	1,531,176
Travel	91,111	70,988	1,973,099
Operating Loss	3,692,731	4,928,049	122,232,675

Other Income (Expense):
Foreign Exchange Gain (Loss)	(3,656)	1,370,342	6,094,241
Gain (Loss) on Change in Fair Value of Derivative Liabilities (Notes 8 and 9)	-	9,448,970	17,656,679
Interest and Investment Income	15,002	45,556	1,088,086
Gain (Loss) on Sale of Equipment	-	-	523,468
Gain on Sale of Investments	-	-	44,077
Investment Write Down	-	-	(173,125)
Unrealized Loss on Investments	-	-	(609,220)
Other Income (Expense)	(10,662)	(3,893)	(473,272)
	684	10,860,975	24,150,934
Net (Income) Loss Before Income Tax	3,692,047	(5,932,926)	98,081,741
Income Tax Recovery (Expense)	(404,602)	(55,374)	9,994,647
Net (Income) Loss	$4,096,649	$(5,877,552)	$88,087,094

Preferred Share Cumulative Dividend (Note 9)	1,536,548	1,419,732	7,698,598
Accretion of Redeemable Preferred Shares (Note 9)	1,058,269	857,550	4,712,667
Net (Income) Loss Attributable to Common Shareholders	$6,691,466	$(3,600,270)	$100,498,359

Net Loss Per Share (Note 3)
Basic:
Weighted Average Number of Shares Outstanding	132,928,870	128,451,298
Net (Income) Loss Per Share	$0.05	$(0.03)

Diluted:
Weighted Average Number of Shares Outstanding	132,928,870	166,289,136
Net (Income) Loss Per Share	$0.05	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

Consolidated INTERIM StatementS of COMPREHENSIVE (Income) Loss

(Expressed in Canadian dollars) (unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net (Income) Loss for the Period	$4,096,649	$(5,877,552)
Other Comprehensive (Income) Loss
Unrealized (Gain) Loss on Investment	-	3,750
Currency Translation Adjustment	(5,072,022)	(427,812)
Other Comprehensive (Income) Loss	(5,072,022)	(424,062)
Comprehensive (Income) Loss	$(975,373)	$(6,301,614)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars) (unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Cumulative Period from Inception (May 14,1996) to March 31, 2014
Cash Provided By (Used In):
Operating Activities:
Net Income (Loss)	$(4,096,649)	$5,877,552	$(88,087,094)
Items Not Involving Cash:
Depreciation	151,422	116,899	1,942,089
Accretion	10,579	925	11,504
Stock-Based Compensation	365,501	569,209	13,734,563
Unrealized Foreign Exchange (Gain) Loss	-	64,711	(1,598,175)
Investment Write Down	-	-	173,125
Unrealized Loss On Investment	-	-	609,220
Non-Cash Interest Expense	-	-	234,765
Loss (Gain) on Change in Fair Value of Derivative Liabilities	-	(9,448,970)	(17,656,679)
Lease Abandonment and Amortization of Deferred Rent	171,357	-	171,357
Other Current Assets Written Off	-	-	218,044
Deferred Income Tax (Recovery) Expense	-	(369,202)	(11,840,175)
Gain on Sale of Subsidiary	-	-	(2,806,312)
Loss (Gain) on Sale of Equipment	-	-	(523,468)
Gain on Sale of Investments	-	-	(44,077)
Mineral Property Interests Written-off	-	-	4,643,637
Mineral Property Interest Recovery	-	-	(60,120)
Change in Non-Cash Working Capital Items:
Amounts Receivable	(7,047)	11,409	(10,756)
Prepaid Expenses and Other Current Assets	(14,462)	(362,445)	(497,980)
Accounts Payable and Accrued Liabilities	(1,882,614)	669,424	1,014,034
Other Short Term Liabilities	(684,382)	-	796,767
	(5,986,295)	(2,870,488)	(99,575,731)
Investing Activities:
Proceeds From Sale of Subsidiary	-	-	254,366
Proceeds From Sale of Equipment	-	-	22,820
Proceeds From Sale of Mineral Property	-	-	1,339,002
Proceeds From Sale of Investments	-	-	321,852
Mineral Property Acquisitions	(560,873)	(1,134,576)	(25,051,141)
Deferred Acquisition Costs	-	-	(23,316)
Additions to Property, Equipment and Mine Development	(3,158,220)	(847,463)	(21,950,018)
Reclamation Deposit	-	(394)	(1,999,712)
	(3,719,093)	(1,982,433)	(47,086,147)
Financing Activities:
Advance from Red Emerald Ltd.	-	-	12,010,075
Common Stock Issued, Net of Issue Costs	342,501	-	104,212,882
Preferred Shares Issued, Net of Issue Costs	-	-	68,295,156
Preferred Share Dividends Paid	(231,414)	-	(2,381,716)
Deferred Financing Costs	(143,480)	-	(443,382)
Promissory Note	-	-	2,000,000
Repayment of Promissory Note	-	-	(2,000,000)
Convertible Debenture	-	-	6,324,605
	(32,393)	-	188,017,620
Effect of Exchange Rate Changes On Cash:	1,903,562	55,202	2,173,341

Increase (Decrease) in Cash and Cash Equivalents	(7,834,219)	(4,797,719)	43,529,083
Cash and Cash Equivalents, Beginning of Period	51,363,302	75,052,836	-
Cash and Cash Equivalents, End of Period	$43,529,083	$70,255,117	$43,529,083

Supplementary cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(Expressed in Canadian dollars, except shares) (unaudited)

	Convertible Preferred Shares		Stockholder’s Equity (Deficit)
	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit During the Development Stage	Total Stockholders’ Equity
Balance, May 14, 1996 (Date of Inception)	-	$-	-	$-	$-	$-	$-	$-
Shares Issued:	-	-
Private Placements	-	-	700,000	168,722	-	-	-	168,722
Net Loss	-	-	-	-	-	-	(114,800)	(114,800)
Balance, December 31, 1996	-	-	700,000	168,722			(114,800)	53,922
Shares Issued:	-	-
Initial Public Offering	-	-	2,025,000	590,570	-	-	-	590,570
Principal Shares	-	-	750,000	7,500	-	-	-	7,500
Private Placement	-	-	1,000,000	1,932,554	321,239	-	-	2,253,793
Exercise of Share Purchase Warrants	-	-	1,000,000	2,803,205	-	-	-	2,803,205
Acquisition of Mineral Property Interest	-	-	1,000,000	2,065,500	-	-	-	2,065,500
Finder’s Fee	-	-	150,000	309,825	-	-	-	309,825
Net Loss	-	-	-	-	-	-	(2,027,672)	(2,027,672)
Balance, December 31, 1997	-	-	6,625,000	7,877,876	321,239	-	(2,142,472)	6,056,643
Shares Issued:	-	-
Exercise of Share Purchase Warrants	-	-	100,000	332,124	(32,124)	-	-	300,000
Acquisition of Mineral Property Interest	-	-	200,000	246,000	-	-	-	246,000
Finder’s Fee	-	-	150,000	224,250	-	-	-	224,250
Net Loss	-	-	-	-	-	-	(1,943,674)	(1,943,674)
Balance, December 31, 1998	-	-	7,075,000	8,680,250	289,115	-	(4,086,146)	4,883,219
Consolidation of Shares On A Two For One Basis	-	-	(3,537,500)	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(2,378,063)	(2,378,063)
Balance, December 31, 1999	-	-	3,537,500	8,680,250	289,115	-	(6,464,209)	2,505,156
Net Loss	-	-	-	-	-	-	(4,718,044)	(4,718,044)
Balance, December 31, 2000	-	-	3,537,500	8,680,250	289,115	-	(11,182,253)	(2,212,888)
Net Earnings	-	-	-	-	-	-	2,427,256	2,427,256
Balance, December 31, 2001	-	-	3,537,500	8,680,250	289,115	-	(8,754,997)	214,368
Shares Issued:	-	-
Private Placement	-	-	4,824,500	2,133,786	246,839	-	-	2,380,625
Exercise of Share Purchase Warrants	-	-	4,028,000	1,007,000	-	-	-	1,007,000
Exercise of Stock Options	-	-	32,000	12,800	-	-	-	12,800
Financing Shares Issued	-	-	31,250	35,000	-	-	-	35,000
Acquisition of Mineral Property Interest	-	-	4,500,000	3,600,000	-	-	-	3,600,000
Share Issue Costs	-	-	-	(544,260)	-	-	-	(544,260)
Stock-Based Compensation	-	-	-	-	27,000	-	-	27,000
Net Loss	-	-	-	-	-	-	(1,657,651)	(1,657,651)
Balance, December 31, 2002	-	-	16,953,250	14,924,576	562,954	-	(10,412,648)	5,074,882
Shares Issued:	-	-
Private Placement	-	-	700,000	638,838	201,162	-	-	840,000
Exercise of Share Purchase Warrants	-	-	294,500	73,625	-	-	-	73,625
Share Issue Costs	-	-	-	(19,932)	-	-	-	(19,932)
Stock-Based Compensation	-	-	-	-	531,000	-	-	531,000
Net Loss	-	-	-	-	-	-	(1,352,679)	(1,352,679)
Balance, December 31, 2003	-	-	17,947,750	15,617,107	1,295,116		(11,765,327)	5,146,896
Shares Issued:	-	-
Private Placement	-	-	2,234,400	2,122,269	175,407	-	-	2,297,676
Exercise of Share Purchase Warrants	-	-	213,500	300,892	(46,267)	-	-	254,625
Exercise of Stock Options	-	-	250,000	157,000	(27,000)	-	-	130,000
Share Issue Costs	-	-	-	(183,512)	-	-	-	(183,512)
Stock-Based Compensation	-	-	-	-	941,478	-	-	941,478
Net Loss	-	-	-	-	-	-	(2,994,702)	(2,994,702)
Balance, December 31, 2004 Carried Forward	-	$-	20,645,650	$18,013,756	$2,338,734	$-	$(14,760,029)	$5,592,461

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

(Expressed in Canadian dollars, except shares) (unaudited)

	Convertible Preferred Shares		Stockholder’s Equity (Deficit)
	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit During the Development Stage	Total Stockholders’ Equity
Balance, December 31, 2004 Brought Forward	-	$-	20,645,650	$18,013,756	$2,338,734	$-	$(14,760,029)	$5,592,461
Shares Issued:	-	-
Private Placement	-	-	4,075,800	3,266,095	773,335	-	-	4,039,430
Exercise of Stock Options	-	-	165,500	124,364	(31,964)	-	-	92,400
Exercise of Share Purchase Warrants	-	-	1,743,000	1,543,844	(4,844)	-	-	1,539,000
Share Issue Costs	-	-	-	(184,660)	-	-	-	(184,660)
Stock-Based Compensation	-	-	-	-	488,075	-	-	488,075
Net Loss	-	-	-	-	-	-	(4,402,715)	(4,402,715)
Balance, December 31, 2005	-	-	26,629,950	22,763,399	3,563,336	-	(19,162,744)	7,163,991
Shares Issued:	-	-
Private Placements	-	-	5,725,000	10,760,355	944,645	-	-	11,705,000
Exercise of Stock Options	-	-	306,000	325,530	(111,330)	-	-	214,200
Exercise of Share Purchase Warrants	-	-	3,227,000	4,182,991	(768,491)	-	-	3,414,500
Acquisition of Mineral Property Interest	-	-	40,000	88,000	-	-	-	88,000
Share Issue Costs	-	-	-	(248,512)	-	-	-	(248,512)
Stock-Based Compensation	-	-	-	-	992,400	-	-	992,400
Net Loss	-	-	-	-	-	-	(7,241,228)	(7,241,228)
Balance, December 31, 2006	-	-	35,927,950	37,871,763	4,620,560	-	(26,403,972)	16,088,351
Shares Issued:	-	-
Private Placement	-	-	2,000,000	5,400,000	-	-	-	5,400,000
Pan-Nevada Acquisition	-	-	7,764,109	25,000,431	2,028,074	-	-	27,028,505
Exercise of Stock Options	-	-	595,000	1,485,415	(694,515)	-	-	790,900
Exercise of Share Purchase Warrants	-	-	3,395,605	10,777,930	(2,081,407)	-	-	8,696,523
Share Issue Costs	-	-	-	(28,000)	-	-	-	(28,000)
Stock-Based Compensation	-	-	-	-	1,502,912	-	-	1,502,912
Unrealized Loss On Investments	-	-	-	-	-	(120,000)	-	(120,000)
Adjustment of Future Income Tax Liability To Mineral Properties	-	-	-	-	-	-	(389,955)	(389,955)
Net Loss	-	-	-	-	-	-	(10,666,106)	(10,666,106)
Balance, December 31, 2007	-	-	49,682,664	80,507,539	5,375,624	(120,000)	(37,460,033)	48,303,130
Shares Issued:	-	-
Private Placement	-	-	14,521,500	6,174,441	956,509	-	-	7,130,950
Acquisition of Mineral Property Interest	-	-	30,000	88,500	-	-	-	88,500
Exercise of Stock Options	-	-	479,000	1,186,462	(453,212)	-	-	733,250
Exercise of Share Purchase Warrants	-	-	108,500	364,404	(209,405)	-	-	154,999
Share Issue Costs	-	-	-	(139,705)	-	-	-	(139,705)
Stock-Based Compensation	-	-	-	-	501,028	-	-	501,028
Unrealized Loss On Investments	-	-	-	-	-	(502,225)	-	(502,225)
Investment Write-Down	-	-	-	-	-	622,225	-	622,225
Net Loss	-	-	-	-	-	-	(16,165,394)	(16,165,394)
Balance, December 31, 2008	-	-	64,821,664	88,181,641	6,170,544	-	(53,625,427)	40,726,758
Shares Issued:	-	-
Exercise of Stock Options	-	-	33,333	32,815	(11,164)	-	-	21,651
Exercise of Share Purchase Warrants	-	-	12,500,000	4,456,509	(956,509)	-	-	3,500,000
Stock-Based Compensation	-	-	-	-	1,152,238	-	-	1,152,238
Unrealized Gain On Investment	-	-	-	-	-	53,850	-	53,850
Realized Gain On Sale of Investments	-	-	-	-	-	(53,850)	-	(53,850)
Net Loss	-	-	-	-	-	-	(2,642,176)	(2,642,176)
Balance, December 31, 2009, Carried Forward	-	$-	77,354,997	$92,670,965	$6,355,109	-	$(56,267,603)	$42,758,471

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Convertible Preferred Shares		Stockholder’s Equity (Deficit)
	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit During the Development Stage	Total Stockholders’ Equity
Balance, December 31, 2009, Brought Forward	-	$-	77,354,997	$92,670,965	$6,355,109	$-	$(56,267,603)	$42,758,471
Shares Issued:	-	-
Private Placement	-	-	1,333,333	514,365	285,635	-	-	800,000
Public Offerings	-	-	17,738,666	8,294,058	1,504,996	-	-	9,799,054
Share Issue Costs	-	-	-	(1,431,027)	212,109	-	-	(1,218,918)
Exercise of Share Purchase Warrants	-	-	12,500	14,024	(4,024)	-	-	10,000
Stock-Based Compensation	-	-	-	-	838,601	-	-	838,601
Unrealized Gain On Investment	-	-	-	-	-	13,125	-	13,125
Net Loss	-	-	-	-	-	-	(5,826,972)	(5,826,972)
Balance, December 31, 2010	-	-	96,439,496	100,062,385	9,192,426	13,125	(62,094,575)	47,173,361
Shares Issued:	-	-
Exercise of Share Purchase Warrants	-	-	8,611,356	10,849,874	(1,578,554)	-	-	9,271,320
Exercise of Stock Options	-	-	729,997	743,200	(290,451)	-	-	452,749
Bought Deal Offering	-	-	7,500,000	11,742,000	-	-	-	11,742,000
Share Issuance At-The-Market Program	-	-	568,626	1,518,845	-	-	-	1,518,845
Share Issue Costs	-	-	-	(990,900)	-	-	-	(990,900)
Stock-Based Compensation	-	-	-	-	3,626,687	-	-	3,626,687
Unrealized Gain On Investment	-	-	-	-	-	13,750	-	13,750
Net Loss	-	-	-	-	-	-	(15,527,179)	(15,527,179)
Balance, December 31, 2011	-	-	113,849,475	123,925,404	10,950,108	26,875	(77,621,754)	57,280,633
Shares Issued:
Public Offerings	-	-	12,261,562	13,370,717	-	-	-	13,370,717
Issuance of Preferred Shares	37,837,838	44,240,154	-	-	-	-	-	-
Share Issue Costs	-	(411,266)	-	(1,437,675)	-	-	-	(1,437,675)
Exercise of Share Purchase Warrants	-	-	1,533,650	1,644,073	(417,153)	-	-	1,226,920
Exercise of Stock Options	-	-	737,501	701,391	(275,706)	-	-	425,685
Share Issuance At-The-Market Program	-	-	69,110	100,434	-	-	-	100,434
Stock-Based Compensation	-	-	-	-	1,593,140	-	-	1,593,140
Accretion of Cost of Redeemable Preferred Shares	-	153,662	-	-	(153,662)	-	-	(153,662)
Dividends Payable	-	278,572	-	-	(278,572)	-	-	(278,572)
Unrealized Gain / (Loss) On Investment	-	-	-	-	-	(56,250)	-	(56,250)
Unrealized Foreign Exchange Gain / (Loss)	-	-	-	-	-	(406,969)	-	(406,969)
Net Loss	-	-	-	-	-	-	(15,274,622)	(15,274,622)
Balance, December 31, 2012	37,837,838	44,261,122	128,451,298	138,304,344	11,418,155	(436,344)	(92,896,376)	56,389,779
Shares Issued:
Exercise of Stock Options	-	-	37,500	34,125	(13,125)	-	-	21,000
Shares Issued For Dividends	-	-	2,427,074	2,495,901	-	-	-	2,495,901
Share Issue Costs	-	(314)	-	-	-	-	-	-
Stock-Based Compensation	-	-	-	-	1,174,509	-	-	1,174,509
Accretion of Cost of Redeemable Preferred Shares	-	3,500,736	-	-	(3,500,736)	-	-	(3,500,736)
Dividends Payable	-	(278,572)	-	-	(5,883,478)	-	-	(5,883,478)
Unrealized Gain / (Loss) on Investment	-	-	-	-	-	(13,750)	-	(13,750)
Write-off of Investment	-	-	-	-	-	43,125		43,125
Unrealized Foreign Exchange Gain / (Loss)	-	-	-	-	-	2,533,892	-	2,533,892
Net Income (Loss)	-	-	-	-	-	-	8,905,931	8,905,931
Balance, December 31, 2013	37,837,838	$47,482,972	130,915,872	$140,834,370	$3,195,325	$2,126,923	$(83,990,445)	$62,166,173
Shares Issued:
Exercise of Stock Options	-	-	580,000	536,647	(194,146)	-	-	342,501
Shares Issued For Dividends	-	-	1,485,728	1,284,431	-	-	-	1,284,431
Stock-Based Compensation	-	-	-	-	365,501	-	-	365,501
Accretion of Cost of Redeemable Preferred Shares	-	1,058,269	-	-	(1,058,269)	-	-	(1,058,269)
Dividends Payable	-	-	-	-	(1,536,548)	-	-	(1,536,548)
Reclassification of Derivative Liability	-	-	-	-	8,189,720	-	-	8,189,720
Unrealized Foreign Exchange Gain / (Loss)	-	-	-	-	-	5,072,022	-	5,072,022
Net Income (Loss)	-	-	-	-	-	-	(4,096,649)	(4,096,649)
Balance, March 31, 2014	37,837,838	$48,541,241	132,981,600	$142,655,448	$8,961,583	$7,198,945	$(88,087,094)	$70,728,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars) (unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Cumulative Period from Inception (May 14,1996) to March 31, 2014
Exploration costs incurred are summarized as follows:
Pan Project
Assays and Analysis	$-	$-	$946,210
Drilling	-	-	3,712,104
Engineering and Consulting	-	8,857	3,695,506
Environmental	-	36	706,682
Field Office and Supplies	-	51,700	1,251,087
Legal	-	6,928	343,840
Property Maintenance and Taxes	-	1,200	960,492
Reclamation Costs	-	378	(6,856)
Reproduction and Drafting	-	1,453	89,432
Salaries and Labor	-	306,603	4,419,867
Travel, Transportation and Accommodation	-	35,339	803,620
	-	412,494	16,921,984
Gold Rock Project
Assays and Analysis	-	116,376	622,134
Drilling	-	409,531	2,678,833
Engineering and Consulting	995	179,981	916,042
Environmental	136,167	57,159	1,814,911
Field Office and Supplies	14,347	122,148	612,405
Legal	2,486	12,012	65,055
Property Maintenance and Taxes	1,123	67,792	778,057
Reclamation Costs	-	305	39,399
Reproduction and Drafting	1,591	1,679	43,623
Salaries and Labor	176,949	350,783	1,446,724
Travel, Transportation and Accommodation	8,112	33,912	220,988
	341,770	1,351,678	9,238,171
Spring Valley Project
Assays and Analysis	-	-	3,329,900
Drilling	-	-	10,261,359
Engineering and Consulting	73,679	(248)	2,892,633
Environmental	-	-	300,445
Field Office and Supplies	13,109	111	582,376
Legal	10,213	1,970	517,000
Operator Fee	-	-	108,339
Property Maintenance and Taxes	-	-	496,317
Reclamation Costs	-	1	30,974
Reproduction and Drafting	1,506	3	31,762
Salaries and Labor	46,947	670	1,339,567
Travel, Transportation and Accommodation	7,677	54	867,304
	153,131	2,561	20,757,976
Sub-Total Balance Carried Forward	$494,901	$1,766,733	$46,918,131

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)  (unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Cumulative Period from Inception (May 14,1996) to March 31, 2014
Sub-Total Balance Brought Forward	$494,901	$1,766,733	$46,918,131
Tonopah Project
Assays and Analysis	-	-	552,388
Drilling	-	-	2,834,782
Engineering and Consulting	-	2,321	4,453,405
Environmental	-	773	238,409
Field Office and Supplies	782	220	292,725
Legal	-	30	165,817
Property Maintenance and Taxes	569	-	709,091
Reclamation Costs	-	268	39,520
Reproduction and Drafting	89	6	23,727
Salaries and Labor	7,199	1,335	969,542
Travel, Transportation and Accommodation	455	176	481,364
	9,094	5,129	10,760,770
Golden Eagle Project
Assays and Analysis	-	-	21,700
Drilling	-	-	3,638
Engineering and Consulting	-	38	449,745
Field Office and Supplies	1,310	498	7,246
Legal	-	66	22,115
Property Maintenance and Taxes	7,384	7,613	40,940
Salaries and Labor	4,267	2,907	23,191
Travel, Transportation and Accommodation	685	234	22,564
	13,646	11,356	591,139
Pinyon Project
Assays and Analysis	-	-	555
Engineering and Consulting	-	273	279
Field Office and Supplies	307	3,477	4,706
Legal	-	480	480
Property Maintenance and Taxes	-	55,116	124,307
Reclamation Costs	-	26	36
Reproduction and Drafting	35	101	136
Salaries and Labor	3,052	21,048	30,102
Travel, Transportation and Accommodation	179	1,693	2,752
	3,573	82,214	163,353
Sub-Total Balance Carried Forward	$521,214	$1,865,432	$58,433,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)  (unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Cumulative Period from Inception (May 14,1996) to March 31, 2014
Sub-Total Balance Brought Forward	$521,214	$1,865,432	$58,433,393
Abandoned Properties
Acquisition Costs and Option Payments	-	-	40,340
Assays and Analysis	-	-	188,275
Drilling	-	-	1,273,920
Engineering and Consulting	-	-	3,800,681
Field Office and Supplies	-	3	351,354
Foreign Exchange Gain	-	-	81,600
Freight	-	-	234,956
Interest On Convertible Loans	-	-	1,288,897
Legal and Accounting	-	-	469,997
Marketing	-	-	91,917
Mining Costs	-	-	693,985
Processing and Laboratory Supplies	-	-	941,335
Property Maintenance and Taxes	-	-	563,085
Reclamation Costs	-	-	51,597
Recoveries	-	-	(39,850)
Reproduction and Drafting	-	-	6,215
Salaries and Labor	-	17	162,791
Security	-	-	350,584
Travel, Transportation and Accommodation	-	44	470,696
Utilities and Water	-	-	59,425
	-	64	11,081,800
Property Investigations
Assays and Analysis	656	-	211,357
Drilling	-	-	169,694
Engineering and Consulting	3,281	-	399,635
Environmental	-	-	22,761
Field Office and Supplies	8,347	-	34,370
Legal	-	-	11,249
Property Maintenance and Taxes	857	(55,064)	1,018,115
Reclamation Costs	-	-	3,048
Reproduction and Drafting	954	-	6,290
Salaries and Labor	78,096	-	116,821
Travel, Transportation and Accommodation	4,861	8,014	130,886
	97,052	(47,050)	2,124,226
Total Mineral Exploration Expenditures	$618,266	$1,818,446	$71,639,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1.  Nature and Continuance of Operations

Midway Gold Corp. (the “Company”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The Company has not generated any revenues from operations.  These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future.  The Company has incurred net operating losses for the three months ended March 31, 2014 of $3,692,731.  Further operating losses are anticipated in the development of its business.  Since inception of May 14, 1996 to March 31, 2014 the Company’s accumulated deficit totals $88,087,094.  The Company’s cash on hand and working capital at March 31, 2014 is $43,529,083 and $39,223,657, respectively.

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

The Company’s ability to complete its business objectives on a long term basis, as well as continuing on a going concern basis beyond the next twelve months, depends on its ability to successfully raise additional financing for the capital expenditures required to achieve planned principal operations at the Pan Project.  While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company or, in certain circumstances, the Series A Preferred Shareholders (Note 9).

2.    Significant Accounting Policies

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

In management’s opinion, the unaudited consolidated interim financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements, except as described below.   The results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. The Company’s 2013 Annual Report on Form 10-K includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

Foreign Currency Translation

Effective January 1, 2014, the functional currency of the Company’s Canadian operations changed from the Canadian dollar to the United States dollar (“U.S. dollar”) based upon significant changes in economic facts and circumstances, which included the receipt of the Record of Decision for the Pan Project in December 2013, the commencement of construction at the Pan Project in 2014, and recent and anticipated financings in U.S. dollars. These changes in economic facts and circumstances have resulted in the U.S. dollar being the currency of the primary economic environment in which the entity operates.  The change in the functional currency of the Company’s Canadian operations has been applied prospectively with differences attributable to current-rate translation of assets and liabilities at the date of change being reported through other comprehensive income.  The reporting currency remains the Canadian dollar, and all amounts herein are expressed in Canadian dollars unless otherwise noted.

The financial statements of the Company’s operations are translated from their functional currency, the United States dollar, to the reporting currency, the Canadian dollar, using the current rate method.  Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period.  Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets.  The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods, and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued Accounting Standards Update ("ASU") 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, an amendment to FASB Accounting Standards Codification ("ASC") Topic 830, “Foreign Currency Matters” ("FASB ASC Topic 830"). The update clarifies that complete or substantially complete liquidation of a foreign entity is required to release the cumulative translation adjustment ("CTA") for transactions occurring within a foreign entity. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA even though complete or substantially complete liquidation of the foreign entity has not occurred. Furthermore, for transactions involving step acquisitions, the CTA associated with the previous equity-method investment will be fully released when control is obtained and consolidation occurs. This ASU is effective for fiscal years beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, an amendment to FASB ASC Topic 405, Liabilities” ("FASB ASC Topic 405").  The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date as the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This ASU is effective for annual and interim periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of the ASU. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.    Net (Income) Loss Per Share

Basic (income) loss per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted (income) loss per common share is calculated using the weighted-average number of common shares outstanding for the period and includes the dilutive effect of preferred shares, stock options and warrants.

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

Basic and diluted (income) loss per share for the three month periods ended 2014 and 2013 are calculated as follows:

	Three Months Ended
	March 31,
	2014	2013
Basic (Income) Loss Per Share:
Numerator:
Net (Income) Loss Attributable to Common Shareholders	$6,691,466	$(3,600,270)
Denominator:
Weighted-Average Common Shares For Basic (Income) Loss Per Share	132,928,870	128,451,298
Basic (Income) Loss Per Share	$0.05	$(0.03)

Diluted Loss Per Share:
Numerator:
Net (Income) Loss Attributable to Common Shareholders	$6,691,466	$(3,600,270)
Effect of Gain on Change in Fair Value of Derivative Preferred Liability	-	8,872,226
Effect of Accretion of Redeemable Preferred Shares	-	(857,550)
Effect of Preferred Shares Dividend	-	(1,419,732)
Effect of Canadian Corporate Dividend Tax	-	(424,576)
Diluted Loss	$6,691,466	$2,570,098

Denominator:
Weighted-Average Common Shares for Basic (Income) Loss Per Share	132,928,870	128,451,298
Effect of Dilutive Securities:
Preferred Series A shares	-	37,837,838
Stock Options	-	-
Dilutive Potential Common Shares	-	37,837,838
Total Shares	132,928,870	166,289,136
Diluted Loss Per Share	$0.05	$0.02

For the three months ended March 31, 2014, 37,837,838 preferred shares that could be converted to shares of common stock were not included in the computation of diluted loss per common share, as the effect of doing so would have been anti-dilutive.

For the three months ended March  31, 2014 and 2013, the effects of the assumed exercise of the combined stock options and warrants of 3,546,667 and 4,982,489, shares of common stock, respectively, were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive.

4.  Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that a  market participant would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

The Company did not have any Level 1 financial assets or liabilities as of March 31, 2014 or December 31, 2013.

The Company’s Level 2 liability as of December 31, 2013 is an embedded derivative liability related to the convertible Series A Preferred Shares issued as part of a private offering closed on December 13, 2012 (Note 9).  The Company engaged a third party valuation firm to determine the fair value of the derivative liability and the Company recorded the change in the fair value of the derivative liability through the Statement of Operations.   As a result of the change in functional currency of the Company’s parent from the Canadian dollar to the U.S. dollar, effective January 1, 2014, the embedded derivative liability related to the convertible Series A Preferred Shares was nil as of March 31, 2014.

The Company did not have any Level 3 financial assets or liabilities as of March  31, 2014 or December 31, 2013.

Financial instruments measured at fair value as at December 31, 2013 were as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total at December 31, 2013
Liabilities
Preferred Share Liability	$-	$(8,189,720)	$-	$(8,189,720)

5.  Property, Equipment and Mine Development

At March  31, 2014 and December 31, 2013, property, equipment and mine development consisted of the following:

	March 31,	December 31,
	2014	2013
Land	$609,059	$585,974
Buildings and Leasehold Improvements	791,676	761,670
Computer Equipment and Software	1,454,386	1,403,123
Trucks and Autos	439,637	422,975
Office Equipment	263,355	248,370
Field Equipment	298,770	287,447
Mine Development	20,729,821	14,511,873
Subtotal	24,586,704	18,221,432
Accumulated Depreciation	(1,685,446)	(1,470,482)
Totals	$22,901,258	$16,750,950

Depreciation expense for the three months ended March  31, 2014 was $151,422 compared to depreciation expense for the three months ended March  31, 2013 of $116,899.  The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  Depreciation on Mine Development costs capitalized to date will begin on commencement of commercial production of the Pan Project.

6.    Mineral Properties

Details on the Company’s mineral properties are found in Note 7  to the audited consolidated financial statements for the year ended December 31, 2013.

	March 31,	December 31,
Mineral Property	2014	2013
Pan	$37,498,813	$35,831,787
Gold Rock	2,285,841	1,885,212
Spring Valley	5,372,031	5,168,424
Tonopah	8,626,090	7,959,646
Golden Eagle	2,401,699	2,310,671
Pinyon	122,390	44,548
Totals	$56,306,864	$53,200,288

(a)	Pan property, Nevada

The Company acquired a mineral lease agreement for a 100% interest in certain of the Pan property claims which requires the Company to pay advance minimum royalties on an annual basis.  The minimum advance royalties will be creditable against a sliding scale Net Smelter Returns (“NSR”) production royalty of between 2.5% and 4%.  The Company must incur a minimum of U.S.$65,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease.  On January 2, 2014, the Company paid advanced royalties of $245,768 (U.S.$231,072).

The Company also owns 100% of certain adjoining claims acquired by staking.

(b)	Gold Rock property, Nevada

Through a series of four royalty agreements and one assignment, the Company acquired claims that currently comprise the Gold Rock property.  The royalty agreements are subject to sliding scale royalties on NSR ranging between 2% and 6% based upon gold price and advanced minimum royalty payments recoverable from commercial production.  Through the three months ending March  31, 2014, the Company has paid $315,105 (U.S.$295,217) in advanced minimum royalty payments.

(c)	Spring Valley property, Nevada

The Company signed an exploration and option to joint venture agreement (the “Barrick Agreement”) with Barrick Gold Exploration Inc. (“Barrick”), a wholly owned subsidiary of Barrick Gold Corporation, effective March 9, 2009, granting Barrick the exclusive right to explore, develop and earn an interest in the Spring Valley property.  As of March  31, 2014 Barrick has completed the expenditure requirement of U.S.$38.0 million to earn a 70% interest in the Spring Valley property.  The Company has until July 14, 2014 to elect a carry option in which Barrick may earn an additional 5% interest (75% total) by carrying the Company to production and arranging financing for the Company’s share of mine construction expenses.  The cost that Barrick incurs from carrying the Company to production will be recouped by Barrick, plus interest, once production has been established.

The Company exercised its option to enter into a joint venture with Barrick as of February 23, 2014.  With the formation of the joint venture agreement with Barrick, initial capital accounts were established in accordance with Barrick’s earned interest in the Spring Valley Project, and Barrick is the manager of the joint venture.

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

The Company entered into an earn-in agreement with Aurion Resources (“Aurion”) in November 2012 for claims. The Company can earn up to a 70% interest in the Pinyon property.  The Company can also earn an additional 5% (75% total) by arranging mine financing.  As of March  31, 2014 the Company has a spent a total of $285,743.

7.  Reclamation and Remediation

The Company is required to post bonds with the Bureau of Land Management (“BLM”) for reclamation of planned mineral exploration and development programs associated with the Company’s mineral properties located in the United States.  For the Spring Valley property, Barrick is responsible for bonding for the surface disturbance created by the exploration and development programs in which they are funding.

At March  31, 2014 and December 31, 2013 the Company had purchased surety contracts for reclamation bonds covering the Company’s exploration projects in the amount of U.S.$846,491.  The surety contracts are in place for a one year period through May of 2014, at which point the Company can elect to renew the surety contracts or deposit the full cash amount of the reclamation bonds with the BLM.

As a part of the permitting process for the Pan project, the Company is required to have a reclamation bond of approximately U.S.$15,000,000 held with the BLM prior to commencement of construction.  The Company purchased a surety contract for the reclamation bond, which requires the Company to deposit U.S.$3,700,000 into an escrow account as security for abandonment and remediation obligations. The holder of the surety contract may require, at its sole discretion that the Company make additional deposits to the escrow account of up to the U.S.$15,000,000 reclamation bond amount.  As of March 31, 2014, the Company has paid U.S.$1,500,000 of the U.S.$3,700,000 deposit, which has been recorded in reclamation deposits on the consolidated balance sheet, and intends to remit the remaining U.S.$2,200,000 during 2014.  The Company is required to maintain the escrow account until all abandonment and remediation obligations have been completed to the satisfaction of the BLM.  Over the life of the Pan project, prior to the completion of all abandonment and remediation obligations, the Company has the right to request a refund of a portion or all of the Pan Project reclamation deposit.  Granting of the request is at the Surety’s sole discretion.

At March 31, 2014 and December 31, 2013,  $1,231,086 and $61,236, respectively, were accrued for reclamation obligations relating to the Company’s properties.    A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2014 is as follows:

Balance as of December 31, 2013	$61,236
Additions, Changes in Estimates and Other	1,159,320
Liabilities Settled	-
Accretion Expense	10,530
Balance as of March 31, 2014	$1,231,086
Less: Current Asset Retirement Obligations	9,634
Long-Term Asset Retirement Obligations	$1,221,452

Additions, changes in estimates and other during the three months ended March 31, 2014 were related to construction of the Pan mine, which began in January 2014.  Construction on several areas of the Pan mine plan has commenced or is nearing completion as of March 31, 2014.  The Company estimates that of the reclamation obligations as of March 31, 2014, approximately 89% of its total undiscounted reclamation expenditures will occur during the years 2028 – 2039.

The current portion of reclamation and remediation liabilities of $9,634 and $9,269 at March 31, 2014 and December 31, 2013, respectively, are included in Accounts Payable and Accrued Liabilities on the accompanying consolidated interim balance sheets.

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

(xl)	During 2012 the Company issued 1,533,650 common shares pursuant to the exercise of share purchase warrants. Proceeds received on the 1,533,650 common shares totalled $1,226,920.

Additionally, during 2012, the Company issued 737,501 common shares pursuant to the exercise of employee stock options.  Proceeds received on the options exercised totalled $425,685.

(xli)	On July 2, 2013, the Company issued 1,166,930 common shares in the amount of $1,253,352 for the payment of the quarterly dividends on the Series A Preferred Shares (Note 9).

(xlii)	On October 1, 2013, the Company issued 1,260,144 common shares in the amount of $1,242,549 for the payment of the quarterly dividends on the Series A Preferred Shares (Note 9).

(xliii)	During 2013 the Company issued 37,500 common shares pursuant to the exercise of employee stock options. Proceeds received on the options exercised totalled $21,000.

(xliv)	On January 2, 2014, the Company issued 1,485,728 common shares in the amount of $1,284,431 for the payment of the quarterly dividends on the Series A Preferred Shares (Note 9).

(xlv)	During the three months ended March 31, 2014, the Company issued 580,000 common shares pursuant to the exercise of employee stock options. Proceeds received on the options exercised totalled $342,501.

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

The stock-based compensation for options vesting during the three months ended March  31, 2014 is included in the consolidated statement of operations as follows:

	Three Months Ended
	March 31,
	2014	2013
Salaries and Benefits	$288,991	$394,970
Mineral Exploration Expenditures	21,614	120,854
Mine Development	11,587	-
Consulting	43,309	53,385
Total	$365,501	$569,209

2008 Stock Option Plan – TSX Stock Exchange

The estimated unrecognized compensation cost from unvested options as of March  31, 2014 was approximately $184,297, which is expected to be recognized over the remaining vesting period of 0.95 years, and has a weighted average remaining contractual term of 2.17 years.

The weighted-average grant date fair value of options is summarized below for the three months ended March  31, 2014 and 2013.

	March 31, 2014	March 31, 2013
Unvested Beginning of Year	$0.55	$2.12
Granted	-	0.55
Vested	0.55	0.56
Expired	(1.37)	(1.65)
Unvested End of Period	$0.55	$0.84

The following table summarizes activity for compensatory stock options during the three months ended March  31, 2014:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2014	9,645,834	$1.27	$632,800	8,122,490
Granted	-	-	-	-
Exercised	(580,000)	0.59	-	-
Expired	(101,668)	1.97	-	-
Outstanding, March 31, 2014	8,964,166	$1.31	$1,397,233	8,215,826

The following table summarizes information about outstanding compensatory stock options as of March  31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.56 - $1.00	3,546,667	1.1	$0.76	3,546,667	$0.76	$1,397,233
$1.01 - $1.60	2,424,999	3.8	1.18	1,676,659	1.19	-
$1.61 - $2.20	2,992,500	2.3	2.07	2,992,500	2.07	-
	8,964,166	2.2	$1.31	8,215,826	$1.32	$1,397,233

2013 Stock Option Plan – NYSE MKT Stock Exchange

The estimated unrecognized compensation cost from unvested options as of March  31, 2014 was approximately U.S.$115,276, which is expected to be recognized over the remaining vesting period of 2.56 years, and has a weighted average remaining contractual term of 4.69 years.

The weighted-average U.S.$ grant date fair value of options is summarized below for the three months ended March  31, 2014 and 2013.

	March 31, 2014	March 31, 2013
Unvested Beginning of Year	$0.41	$-
Granted	0.54	-
Vested	0.57	-
Expired	-	-
Unvested End of Period	$0.39	$-

The following table summarizes activity for compensatory stock options during the three months ended March  31, 2014, values in U.S.$, except share amounts:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2014	399,000	$0.87	$-	-
Granted	293,250	1.08	-	250,000
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2014	692,250	$0.96	$-	250,000

The following table summarizes information about outstanding compensatory stock options as of March  31, 2014, values in U.S.$, except share amounts:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.56 - $1.00	425,575	4.56	$0.87	-	$-	$-
$1.01 - $1.60	266,675	4.98	1.11	250,000	1.11	-
	692,250	4.72	$0.96	250,000	$1.11	$-

d)     Share purchase warrants:

There were no outstanding warrants as of March  31, 2014.

As of December 31, 2013, there were 6,130,781 warrants outstanding with an exercise price of U.S.$1.85 per share and each warrant entitled the holder to purchase one additional common share until January 6, 2014.  All warrants expired on January 6, 2014 unexercised.    U.S. GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value each reporting period.  As of December 31, 2013, the fair value of the warrant liability was adjusted to zero based upon the stock price of $0.81 compared to the exercise price of $1.85 and only six days remaining on the warrants term.  The Company adjusted the fair value of the warrant liability as of December 31, 2012 to $1,166,381, calculated using the Black-Scholes option pricing model.  As of March  31, 2013, the fair value of the warrant liability was adjusted to $589,637.  The gain of $576,744 related to the change in the fair value of the warrants has been reported in “Gain on change in fair value of derivative liabilities” within Other Income in the Consolidated Statement of Operations for the three months ended March  31, 2013.  There was no gain or loss recorded during the three months ended March 31, 2014 relating to the change in the fair value of warrant liabilities.

During the three months ended March  31, 2014, the Company did not issue any warrants.

A summary of the Company’s stock purchase warrants as of March  31, 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price (U.S. $)	Remaining Contractual Life (years)
Balance, December 31, 2013	6,130,781	$1.85	0.02
Issued	-	-	-
Exercised	-	-	-
Expired	(6,130,781)	-	-
Balance, March 31, 2014	-	$-	-

9.  Redeemable Preferred Shares

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

Details of dividends paid or declared to date are as follows:

Dividend	Date Declared	Record Date	Dividend Per Share	Total Dividend	Payment Date	Payment Type (1)
Preferred Series A Holders	3/11/2013	3/25/2013	$0.04	$1,699,140	4/1/2013	Cash
Preferred Series A Holders	6/20/2013	6/24/2013	0.04	1,479,868	7/2/2013	1,166,930 Shares
Preferred Series A Holders	9/17/2013	9/23/2013	0.04	1,467,197	10/1/2013	1,260,144 Shares
Preferred Series A Holders	12/19/2013	12/23/2013	0.04	1,515,845	1/2/2014	1,485,728 Shares
Preferred Series A Holders	3/25/2014	3/28/2014	0.04	1,536,547	4/1/2014	1,121,046 Shares
			$0.20	$7,698,597
(1)	Dividends paid in shares are net of applicable withholding taxes, which are paid in cash.

Canadian tax legislation requires a corporate tax to be paid on all cash or in-kind dividends declared and paid by a Canadian entity on taxable preferred shares.  The dividends declared since the offering in December 2012 have resulted in Canadian corporate “Part VI.1” tax of $1,895,015, $1,140,206 of which has been remitted as of March 31, 2014.   The Company is entitled to a deduction for tax purposes equal to 3.5 times Part VI.1 taxes paid.  Therefore, future Canadian corporate tax savings, if realized, should approximately offset the preferred dividend tax expense.  During the three months ended March 31, 2014 and 2013, the Company incurred $404,602 and $424,576 of Part VI.1 tax expense, respectively.

The holders of each Series A Preferred Share are able to convert the shares into a  common share on a one-for-one basis at any time.  After December 13, 2013, the Company can pro-ratably force conversion of the shares into common shares on a one-for-one basis provided that the weighted average price of the common shares exceeds U.S.$3.70 on each trading day during 20 consecutive trading days immediately prior to both the delivery of an applicable mandatory conversion notice and the applicable mandatory conversion date.  From and after the date which is five years from the issuance date of the Series A Preferred Shares (December 13, 2017), the Company or each holder of Series A Preferred Shares has the right, exercisable by 30 days' notice in writing, to redeem or to require the Company to redeem any portion of the Series A Preferred Shares plus accumulated unpaid dividends for cash.

If the outstanding Series A Preferred Shares had been converted as of March  31, 2014,  37,837,838 common shares would have been issued and the fair value of those common shares based upon the closing price on the NYSE MKT as of March  31, 2014 of U.S.$1.05 would have been U.S.$39,729,730.  If the common share price was above U.S.$1.85, there would be no change to the number of common shares issued upon conversion.

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

U.S. GAAP requires that embedded derivatives not closely related to the host contract be bifurcated from the host contract and accounted for at fair value.  Because the convertible feature of the Series A Preferred Shares is denominated in the U.S. dollar, a foreign currency in respect to the functional currency of the parent of the Company as of December 13, 2012, the date of issuance of the Series A Preferred Shares and throughout fiscal year 2013, the Company bifurcated the Series A Preferred Shares and recorded an embedded derivative liability for the conversion feature.  Effective January 1, 2014, the functional currency of the parent changed from the Canadian dollar to the U.S. dollar based upon significant changes in economic facts and circumstances.  As a result of this change in functional currency to the U.S. dollar, the embedded derivative liability recorded as of December 31, 2013 of $8,189,720 was reclassified to additional paid in capital pursuant to ASC815 due to the conversion feature of the Series A Preferred Shares no longer being denominated in a foreign currency.

The balance of the Company’s redeemable preferred shares and changes in the carrying amount of the redeemable preferred shares are as follows:

Redeemable Preferred Shares
Balance as of December 13, 2012	$43,828,888
Accretion of Redeemable Preferred Shares	153,662
Preferred Share Cumulative Dividend	278,572
Balance as of December 31, 2012	$44,261,122
Accretion of Redeemable Preferred Shares	3,500,736
Preferred Share Cumulative Dividend	5,883,478
Declared Preferred Share Cumulative Dividend	(6,162,050)
Share Issuance Costs	(314)
Balance as of December 31, 2013	$47,482,972
Accretion of Redeemable Preferred Shares	1,058,269
Preferred Share Cumulative Dividend	1,536,548
Declared Preferred Share Cumulative Dividend	(1,536,548)
Balance as of March 31, 2014	$48,541,241

10.  Accumulated Other Comprehensive Income

The components of AOCI as of March  31, 2014 were as follows:

	Currency Translation Adjustment	Total AOCI
Balance as of December 31, 2013	$(2,126,923)	$(2,126,923)
Other Comprehensive Income Before Reclassifications	(5,072,022)	(5,072,022)
Balance as of March 31, 2014	$(7,198,945)	$(7,198,945)

11.  Commitments

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado until 2020, field offices in Ely, Nevada until 2014 and office equipment until 2015.  Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included.

The Company has signed unconditional purchase obligation agreements relating to the development of the Pan project which as of March  31, 2014 committed the Company to $7,727,556 of non-cancellable capital expenditures and financing costs payable during 2014.  In addition, the Company has cancellable contract obligations related to consulting service agreements until 2016.

	Fiscal Year
	2014	2015 - 2016	2017 - 2018	Thereafter	Total
Operating Lease Obligations	$223,890	$446,838	$421,427	$388,326	$1,480,481
Contractual Obligations	7,856,825	5,749	2,653	-	7,865,227
Total	$8,080,715	$452,587	$424,080	$388,326	$9,345,708

The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company’s management that current claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated financial position, cash flows or results of operations.

12.  Related Party Transactions

On May 19, 2012, the Company entered into a consulting agreement with its former Chief Executive Officer for a term of twelve months.  Under the agreement the former Chief Executive Officer provided advisory services from time to time to the Company.    For the three month period ended March  31, 2014 and 2013, the Company paid nil and $49,784, to the former Chief Executive Officer under the agreement.

Included in accounts payable and accrued liabilities, amounts payable to directors and officers at March  31, 2014 and December 31, 2013,  were $1,218 and $27,730, respectively.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

For information on the related parties involved in the Series A Preferred transaction see note 9.

13.  Financial Instruments

In all material respects, the carrying amounts for the Company’s cash and cash equivalents, amounts receivable, other assets, other liabilities, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments.  Accounts payable and accrued liabilities as of March 31, 2014 were $2,561,762, compared to $2,879,730 as of December 31, 2013.  Derivative liabilities as of March  31, 2014 and December 31, 2013 are recorded at fair values (Note 4).

14.  Supplemental Disclosure with Respect to Cash Flows

Supplemental cash flow information for the three months ended March  31, 2014 and 2013 is as follows:

	March 31, 2014	March 31, 2013
Preferred Share Cumulative Dividend, including Accrual	$1,536,548	$1,419,732
Accretion of Redeemable Preferred Shares	1,058,269	857,550
Reclassification of Derivative Liability	8,189,720	-
Common Share Issuance for Payment of Preferred Dividend	1,284,431	-
Net Increase (Decrease) in Asset Retirement Obligations	1,169,850	47,338

15. Retirement Savings Plan

The Company sponsors an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 18.  Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income.

The Company matches 50% of each employee’s contribution up to 6% of the employee’s pretax income.  The Company’s cash contributions vest ratably over a three year service period.  During the three months ended March 31, 2014 and 2013, the Company made matching cash contributions of $26,311 and $16,999, respectively.

16.  Segment Disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development, with all of the Company’s long-lived assets being located in the United States at March  31, 2014 and December 31, 2013.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K filed with the SEC on March 13, 2014, and elsewhere in this Quarterly Report on Form 10-Q.

This discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies”.

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

Disclosure on Passive Foreign Investment Company

U.S. shareholders of our common shares should be aware that the Company believes it was classified as a PFIC during the taxable year ended December 31, 2013, and based on current business plans and financial projections, management believes there is a significant likelihood that the Company will be a PFIC during the current taxable year. If the Company is a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of common shares, or any so-called “excess distribution” received on their common shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the common shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is  a PFIC, whether or not the Company distributes any amounts to its shareholders.  However, U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election.

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

Overview

Company Overview

We are a development stage company engaged in the acquisition, exploration, and, development of gold and silver mineral properties in North America.  Our mineral properties are currently located in Nevada and Washington.  The Tonopah, Gold Rock and Golden Eagle gold properties are exploratory stage projects and have identified gold mineralization.  The Spring Valley property has become subject to a joint venture agreement with Barrick Gold Exploration Inc.  Our Pan project is in the development stage and currently under construction, which is expected to allow us to transition from a development stage company to a gold production company, with targeted production in late 2014.

We have completed our technical, engineering, permitting and economic studies on our Pan project.  Construction officially began on January 15, 2014.

Recent Developments

Joint Venture Formalized with Barrick

On February 24, 2014, we announced that formation of the joint venture at the Spring Valley project with Barrick was completed.  Barrick holds a 70% interest in the joint venture, while we hold the remaining 30% interest.  We have until July 14, 2014 to decide on the option to be carried to production, at which point we would retain a 25% interest in the joint venture.

Preferred Series A Dividend Declared and Paid

On March 25, 2014, our Board of Directors (the “Board”) declared a dividend payment to the holders of Series A Preferred Shares with a record date of March  28, 2014,  totaling $1,536,547 (U.S. $1,389,911), which was paid on April 1, 2014 in common shares, through the issuance of 1,121,046 common shares to the holders of the Series A Preferred Shares, and in cash, through the payment of applicable withholding taxes.

Property Highlights for the First Quarter of 2014:

•

Pan project – The NEPA permitting process was completed with a Record of Decision for the Final Environmental Impact Statement issued on Dec 20, 2013.  Construction began with a groundbreaking ceremony in January and remains on track for initial production in late 2014 subject to securing the remaining required financing for the project.

•	Gold Rock project – A mining plan of operations was submitted to the BLM and is in the draft EIS stage. Gold Rock is scheduled to be the Company's second operating gold mine.

•

Spring Valley project – As mentioned above, on February 24, 2014 we announced that formation of the joint venture at the Spring Valley project with Barrick was completed.  Barrick holds a 70% interest in the joint venture, while we hold the remaining 30% interest.  We have until July 14, 2014 to decide on the option to be carried to production, at which point we would retain a 25% interest in the joint venture.

Activities on our properties in the first quarter ended March  31, 2014, and up to the date of this Quarterly Report on Form 10-Q, are described in further detail below.

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

Highlights

The National Environmental Policy Act (“NEPA”) permitting process was completed with a Record of Decision for the Final Environmental Impact Statement issued on December 20, 2013.  We also received confirmation from the U.S. Army Corps of Engineers that no surface waters are present at the project that would fall under the jurisdiction of Sections 401 and 404 of the Federal Clean Water Act.  We have received our Water Pollution Control Permit and our Air Quality Operating Permit to Construct the Pan mine.  Construction began in January 2014.  Jacobs Engineering is the engineering, procurement and construction management contractor for the project.

We are evaluating project financing alternatives to secure the remaining capital necessary to fund Pan to production.

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

	Proven and Probable
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

We have elected to pursue contract mining at our Pan mine for the initial years of mine operations.  This is a change from owner mining, which was the elected method as defined within the 2011 Feasibility Study.  Current conditions within the industry have led to an attractive price environment for contract mining and further, contract mining allows us to substantially reduce our capital costs and financing requirements.  The contract miner will provide all mining related services, manpower and equipment for the project.  They will be responsible for drilling, blasting, loading and hauling ore to the leach pad for processing.

During the three months ended March  31, 2014 we did not incur any exploration expenditures at the Pan project.  All construction costs of the project are currently being capitalized; no exploration activity is currently being conducted.  For the comparable period during 2013,  we incurred $412,494, which were primarily for salaries and labor, which were 74% of mineral exploration expenditures during the three months ended March  31, 2013.

During the three months ended March  31, 2014, we capitalized into property, equipment and mine development of $4,481,624 of Pan expenditures (excluding asset retirement obligations),  primarily for the construction of the Project, but also ongoing costs for permitting, mitigation, engineering, site characterization, metallurgy, mine planning, and detailed design.  For the comparable period during 2013, we capitalized $831,158 of Pan expenditures.

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

A mining Plan of Operations submitted to the BLM has been declared complete, beginning the EIS process.  Scoping meetings for the EIS were held in September, followed by a public comment period.  A Draft EIS is currently being developed by the BLM.

We incurred $341,770 of expenditures at the Gold Rock project in the three months ended March  31, 2014.  Environmental costs and salaries and labor represented 40% and 52%  of the expenditures for the three months ended March  31, 2014, respectively.  For the three months ended March  31, 2013, we incurred $1,351,678, of which 30% were drilling costs,  and 26% was related to salaries and labor.

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

On February 24, 2014, we announced that formation of the joint venture for the Spring Valley project with Barrick was completed.  Under the formation, Barrick holds a 70% interest in the joint venture, while we hold the remaining 30% interest.  At our election, Barrick may also earn an additional 5% (75% total) by carrying us to production and arranging financing for our share of mine construction expenses. The cost that Barrick incurs from carrying us to production will be recouped by Barrick, plus interest, once production has been established.  We have until July 14, 2014 to elect the carry option.

During the three months ended March  31, 2014 and 2013, we incurred $153,131 and $2,561 of expenditures on the Spring Valley Project, respectively.  For the three months ended March 31, 2014, 48% and 31% of the costs related to engineering and consulting and salaries and labor, respectively.

Tonopah Project, Nye County, Nevada

The Tonopah property is located in Nye County, Nevada, approximately 15 miles northeast of the town of Tonopah, 210 miles northwest of Las Vegas and 236 miles southeast of Reno, Nevada.   The property is over the northeastern flank of the San Antonio Mountains and in the Ralston Valley.  Water for exploration purposes is available from water wells for a fee from municipal sources.  Power is accessible from existing power lines crossing the property; however, capacity is unknown and may be limited.

There was no new exploration activity on the property during the three months ended March  31, 2014.

We incurred $9,094 of expenditures at the Tonopah project in the three months ended March  31, 2014.  For the comparable period in 2013, we incurred $5,129.  The expenditures for both periods were primarily related to salaries and labor.

Golden Eagle Project, Ferry County, Washington

The Golden Eagle property is located on private land in the Eureka (Republic) mining district in Ferry County, Washington.  The property is two miles northwest of the town of Republic, Washington and is accessed by the Knob Hill county road.

There was no new exploration activity on the project during the three months ended March  31, 2014.

We incurred $13,646 and $11,356 of expenditures at the Golden Eagle project in the three months ended March  31, 2014 and 2013, respectively.  The expenditures for both periods were primarily related to property maintenance and taxes and salaries and labor.

Pinyon Project, White Pine County, Nevada

Pinyon is a disseminated gold target near the Gold Rock and Pan projects.  A portion of the claims were acquired in 2012 as part of an agreement with Aurion Resources allowing us to earn-in to a joint venture over a five year period.  The Pinyon property is located in White Pine County, Nevada approximately 20 miles southeast of Eureka, Nevada.  It is 10 miles north of the Gold Rock project and 6 miles east of the Pan project.  Access is by five miles of dirt road running south-southeast from US Highway 50, at a point about 17 miles southeast of Eureka, Nevada.  Water is available from wells that service the Pan and Gold Rock projects.  Power is expected to be available from the Pan or Gold Rock projects.

There was no new exploration activity on the project during the three months ended March 31, 2014.

We incurred $3,573 of expenditures at the Pinyon project in the three months ended March  31, 2014, primarily for salaries and labor.  For the comparable period in 2013, we incurred $82,214, 67% of which related to property maintenance and taxes and 26% to salaries and labor.

Results of Operations

Three months ended March  31, 2014 compared to the three months ended March  31, 2013

The following table summarizes our results of operation for the three months ended March  31, 2014 compared to the three months ended March  31, 2013:

	Three Months Ended
	March 31,
	2014	2013	Change
Expenses
Consulting	$59,765	$218,456	$(158,691)
Depreciation and Accretion	162,001	117,824	44,177
Interest and Bank Charges	1,027	1,074	(47)
Investor Relations	41,910	5,553	36,357
Legal, Audit and Accounting	375,704	972,136	(596,432)
Mineral Exploration Expenditures	618,266	1,818,446	(1,200,180)
Office and Administration	803,151	240,957	562,194
Salaries and Benefits	1,468,488	1,444,227	24,261
Transfer Agent and Filing Fees	71,308	38,388	32,920
Travel	91,111	70,988	20,123
Operating Loss	3,692,731	4,928,049	(1,235,318)

Other Income (Expenses)	684	10,860,975	(10,860,291)
Income Tax Expense	(404,602)	(55,374)	(349,228)
Net (Income) Loss	$4,096,649	$(5,877,552)	$9,974,201

Significant differences between the periods are as follows:

Consulting expense during the three months ended March  31, 2014 decreased $158,691 to $59,765 from $218,456 during the three months ended March  31, 2013.  The decrease in consulting expense is due to the consulting agreement with the Company’s former CEO expiring in the second quarter of 2013 and a decrease in non-cash stock based compensation expense for our consultants.  In addition, the Company incurred additional consulting expenses in 2013 related to compensation studies which were not performed in 2014.

Depreciation and Accretion expense during the three months ended March  31, 2014 was $162,001 compared to $117,824 during the three months ended March 31, 2013, an increase of $44,177, or 37%.   This was primarily due to a 40% increase in depreciable assets from the comparable period of 2013.  For the three months ended March 31, 2014, accretion expense was $10,579 compared to $925 for the three months ended March 31, 2013.

Legal, audit and accounting expense totaled $375,704 for the three months ended March  31, 2014, compared to $972,136 in the comparable period, a decrease of $596,432.    The primary reason for the decrease in the three months ended March 31, 2014 is the Company incurred significant legal, tax advisory and accounting fees during the three months ended March 31, 2013 surrounding the non-recurring restructuring of our subsidiaries.  Additionally, in comparison to the three months ended March 31, 2013, the Company has incurred less expense related to the investigation of different financing options to meet its capital demands as it brings the Pan Gold project into production.

Mineral exploration expense for the three months ended March  31, 2014 decreased $1,200,180, or 66% from the comparable period of 2013.  Details of the expenses in each period may be found in the schedule of mineral exploration expenses to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.

As we are currently focused on bringing the Pan project into production, the cash expenditures for exploration have been reduced in order to preserve capital for completion of the Pan project.  Additionally, during the three months ended March 31, 2014, as construction commenced on the Pan project, administrative Pan related expenses are no longer allocated to exploration and as a result these costs have been recorded in Office and administration and Salaries and benefits as appropriate.

Office and administration expense for the three months ended March  31, 2014 were $803,151 compared to $240,957 during the comparable period of 2013, an increase of $562,194 or 233%.  As noted above, the majority of this increase is due to the classification of Pan administrative expenses moving from mineral exploration expense to office and administration expense.  Also contributing to the increase are increases in overhead costs including insurance, information systems and rent, in both our Englewood and Ely offices, due to our continued growth.

Other income (expense) for the three months ended March  31, 2014 was income of $684 compared to income of $10,860,975 during the comparable period of 2013, a net decrease of $10,860,291.  As a result of the change in the parent Company’s functional currency from the Canadian dollar to the U.S. dollar effective January 1, 2014, there was no gain or loss recorded on the change in the fair value of derivative liability for the three months ended March 31, 2014.  The Company recorded a gain of $9,448,970  related to change in the fair value of derivative liability for three months ended March 31, 2013.  Additionally, as a result of this change in functional currency to the U.S. dollar, the Company recorded a foreign exchange loss of only $3,656 during the three months ended March 31, 2014 compared to a foreign exchange gain of $1,370,342 for the corresponding period of 2013.  Unrealized foreign exchange gains and losses will now primarily be recorded within accumulated other comprehensive income on the consolidated balance sheet.

Income tax expense for the three months ended March 31, 2014 was $404,602 compared to $55,374 during the comparable period of 2013.  The primary reason for the increase for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is due to an income tax recovery of $369,202 recorded during the three months ended March 31, 2013.  The recovery related to a decrease of the deferred income tax liability that was associated with the acquisition of the Pan and Gold Rock projects.  The remainder of the expense relates to the Canadian corporate Part VI.1 dividend tax resulting from our Series A Preferred Share dividends.

Liquidity and Capital Resources

As of March  31, 2014, we had working capital of $39,223,657, consisting of current assets of $44,103,095 and current liabilities of $4,879,438.   This represents a decrease of $6,837,064 from the working capital balance of $46,060,721 as of December 31, 2013.    Consistent with our plans, our working capital balance fluctuates as we use cash to fund our exploration, development activities and other operating expenses.

We have not generated any revenues from operations.  These consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business in the foreseeable future.  We have incurred operating losses for the periods ended March 31, 2014 and 2013 of $3,692,731 and $4,928,049, respectively, and since our inception on May 14, 1996 to March 31, 2014 our losses have resulted in an accumulated deficit of $88,087,094; further losses are anticipated in the development of our business.  Our cash on hand and working capital as of March 31, 2014 was $43,529,083 and $39,223,657, respectively

Recoverability of amounts capitalized for our mineral properties, other than the Pan Project, are dependent upon our ability to raise funds or generate profits to enable funds to be available to complete exploration on the mineral properties, identify economically recoverable reserves and develop the mineral properties into profitable projects, or the receipt of adequate proceeds from the sale of such projects. Recoverability of amounts capitalized for the Pan Project is dependent on our ability to raise funds to complete development of the project and operate it profitability, or the receipt of adequate proceeds from any sale of the project.

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

Our most significant expenditures for the remainder of 2014  are expected to be costs associated with the development of our Pan project and further exploration of our other properties.  We also continue to incur operating expenses for salaries and benefits (exclusive of non-cash stock-based compensation), professional fees, community relations, investor relations, travel and other overhead expenses at our Colorado executive offices and Ely, Nevada locations.

Net cash used in operating activities was $5,986,295 during the three months ended March  31, 2014 compared to $2,870,488 during the three months ended March 31, 2013, an increase of $3,115,807.  This increase is largely related to a foreign exchange loss of $3,656 during the three months ended March 31, 2014 compared to a foreign exchange gain of $1,370,342 during the comparable period of 2013.  In addition, the timing of payments out of accounts payable and accrued expenses due to our increased activity during the construction of the Pan mine has led to a substantial increase period over period.

Net cash used in investing activities for the three months ended March  31, 2014 was $3,719,093 compared to $1,982,433 during the comparable period of 2013.  Although most of our exploration and development stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities.    We are also capitalizing Pan construction, permitting, engineering and other development activities.  Cash used in investing activities during the three months ended March  31, 2014 consisted primarily of construction costs on the Pan project, and property and equipment additions of $3,158,220 and $560,873 for the acquisition of mineral properties.

Net cash used in financing activities of $32,393 consisted of preferred share dividend withholding tax payments of $231,414 and deferred financing costs of $143,480.  These payments were offset by cash proceeds of $342,501 from the exercise of stock options during the period.

Contractual Obligations

A summary of our contractual obligations as of and subsequent to March 31, 2014 is provided in the following table:

	Fiscal Year
	2014	2015 - 2016	2017 - 2018	Thereafter	Total
Pan Construction Commitments (1)	$32,325,171	$-	$-	$-	$32,325,171
Reclamation Bonding (2)	2,481,405	-	-	-	2,481,405
Office and Office Equipment Leases (3)	223,890	446,838	421,427	388,326	1,480,481
Financing Obligations (4)	110,550	-	-	-	110,550
Other Contractual Obligations (5)	15,735	-	-	-	15,735
Consulting Arrangements (6)	2,985	5,749	2,654	-	11,388
Total	$35,159,736	$452,587	$424,081	$388,326	$36,424,730

(1)

We have entered into cancellable and non-cancellable agreements for capital expenditures relating to the development and construction of the Pan Project payable during 2014.  No agreements have been entered into which extend into 2015 or beyond.

(2)

As a part of the permitting process of the Pan project, we are required to have a reclamation bond of approximately US$15 million held with the BLM prior to the commencement of construction.  We purchased a surety contract for the reclamation bond, which requires us to deposit US$3.7 million in installments into an escrow account as security for abandonment and remediation obligations. As of March 31, 2014, we have paid US$1.5 million of the US$3.7 million deposit, which has been recorded in reclamation deposits on the consolidated balance sheet and we intend to remit the remaining US$2.2 million during 2014.

(3)	We have obligations under operating leases for our corporate offices in Englewood, Colorado until 2020, field offices in Ely, Nevada until 2014 and office equipment until 2015.
(4)	We have signed an agreement relating to potential financing of the Pan project that would require a U.S.$100,000 fee to be paid upon termination.
(5)	We have information technology service contracts which expire during 2014.
(6)	We have cancellable consulting agreements which extend to 2018.

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

We have an obligation to reclaim our properties after the surface has been disturbed by exploration, development and construction at the site.  As of March  31, 2014, we have accrued $9,634 as a current liability included in accounts payable and accrued liabilities and $1,221,452 as a long-term liability, compared to $9,269 and $51,967 as current and long term liabilities, respectively, at December 31, 2013, related to reclamation and other closure requirements at our properties.  The significant increase during the three months ended March 31, 2014 is due to the commencement of construction at our Pan mine site, where construction on several of the mine site areas has begun or is nearing completion.  These liabilities are covered by surety bonding put into place during the year ended December 31, 2013.  We have accrued as a liability the present value of our best estimate of the liabilities as of March  31, 2014; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

Critical Accounting Policies

Critical accounting estimates used in the preparation of the financial statements include our estimate of recoverable value on our property, equipment and mine development,  the determination of site reclamation and rehabilitation obligations as well as the value assigned to stock-based compensation expense. These estimates involve considerable judgment and are, or could be, affected by significant factors that are out of our control.

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

We have an obligation to reclaim our properties after the surface has been disturbed by exploration, development and construction methods at the site. As a result we have recorded a liability for the fair value of the reclamation costs we expect to incur. We estimate applicable inflation and credit-adjusted risk-free rates as well as expected reclamation time frames. To the extent that the estimated reclamation costs change, such changes will impact future reclamation expense recorded.

The functional currency of the Company is a factor in determining the method used to translate the Company’s financial statements and significantly affects the reported results; therefore, the determination of the functional currency is a critical accounting policy.  The functional currency is the currency of the primary economic environment in which the entity operates – the currency of the environment in which the entity primarily generates and expends cash.  We evaluate the functional currency of our entities when they are established, and evaluate whether the functional currency has changed based on significant changes in economic indicators.  Such indicators include cash flow, sales price, sales market, expenses, financing, and intra-entity transactions and arrangements.  Based upon such factors, we must use judgment to determine the appropriate functional currency.

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk.

During the period covered by this Quarterly Report on Form 10-Q there has not been a material changes in our market risk from the information disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2014.

Item 4.                 Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March  31, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

On January 21, 2014, the Confederated Tribes of the Goshute Reservation (the “Goshute” or the “Tribe”) filed an Appeal and Petition for Stay of BLM’s Final Environmental Impact Statement and Record of Decision involving Approval of the Pan Mine Project Plan of Operations and Approval of Issuance of Right-of-Way Grant with the United States Department of Interior Office of Hearings and Appeals, Interior Board of Land Appeals (the “Administrative Proceeding”).  Although the BLM provided notice to the Goshute early in the federal review process for the Draft EIS, the Tribe did not participate in the consultation process with BLM (though two other Tribal governments did) but instead filed comments on the Draft EIS.  BLM responded to the Goshute comments in the Final EIS and the Tribe did not provide further comments on the Final EIS or the Record of Decision.  The Interior Board of Land Appeals was required to grant or deny a petition for stay pending appeal no later than March 7, 2014.  A decision for which a stay is not granted becomes effective immediately after the Appeals Board issues a denial or fails to act on the petition within 45 days.  Accordingly, the petition was deemed denied on March 7, 2014 and the BLM’s decisions are effective.  In response to the Petition, BLM noted that the Goshute “fails to describe with any specificity how the BLM violated” any applicable federal statutes and that the Goshute’s allegations are “wholly unsupported and insufficient to satisfy” their burden.  On February 14, 2014, our motion to intervene was been granted. Goshute’s filed their Statement of Reasons in support of their appeal on February 21, 2014 and the Company filed its answer to Goshute’s Statement of Reasons on March 20, 2014 setting forth in detail why the Goshute appeal should be summarily dismissed and the BLM’s approvals affirmed.    On April 17, 2014, BLM timely filed its Response to Goshute’s Statement of Reasons explaining why the Goshute’s failed to meet their burden of establishing any error in BLM’s decision and, therefore, BLM’s decision should be affirmed.

Reply briefs are expressly discouraged under governing federal regulations.  In addition, the time has expired for Goshute to file any such reply to the Company’s answer to the Goshute SOR.  As of May 5, 2014, no reply from the Goshute to the BLM had been received.  No further briefing or proceedings are expected prior to the IBLA’s ruling on the Goshute appeal.

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

Item 1A.              Risk Factors.

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, as filed on March 13, 2014 with the SEC.

Item 2.                Unregistered Sale of Equity Securities and Use of Proceeds.

Subsequent to the period covered by this Quarterly Report on Form 10-Q, on April 1, 2014, we issued 1,121,046 common shares to holders of our Series A Preferred Shares, in lieu of making a cash dividend payment.  The common shares were deemed “restricted securities” as defined in Rule 144(a)(3) of the United States Securities Act of 1933, as amended (the “Act”) and were issued pursuant to exemptions from registration available under Section 4(a)(2) and Section 3(a)(9) of the Act.

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 Mine Safety Disclosures.

Midway considers health, safety and environmental stewardship to be a core value for our Company and we strive for excellent performance.  We have a mandatory safety and health program including employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. The Company considers this program to be essential at all levels to ensure that employees and the Company conduct themselves in an environment of exemplary health, safety and environmental governance.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

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

3.1	Notice of Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.
3.2	Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.
3.3	Articles and Notice of Alteration for Series A Rights, previously filed on Form 8-K with the Securities and Exchange Commission on November 26, 2012 and incorporated herein by reference.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act.
32*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Information concerning mine safety violations or other regulators matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101*

Financial statements from the Quarterly Report on Form 10-Q of Midway Gold Corp. for the three months ended March 31, 2014, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive (Income) Loss (iv) the Unaudited Consolidated Statements of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

* filed herewith

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GOLD CORP.
May 7, 2014	By: /s/ Kenneth A. Brunk Kenneth A. Brunk Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)
May 7, 2014	By: /s/ Bradley J. Blacketor Bradley J. Blacketor Chief Financial Officer (Principal Financial and Accounting Officer)