Form 10-Q
period 2014-06-30
Midway Gold Corp
filed 2014-08-06
CIK 1319009

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

Large accelerated filer   ☐        Accelerated filer  ☒   Non-accelerated filer    ☐   Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of Common Shares outstanding at August 1,  2014:  171,151,889

EXPLANATORY NOTE

All amounts in this interim report on Form 10-Q are expressed in Canadian dollars, unless otherwise indicated.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in Canadian dollars, except shares) (unaudited)

	June 30,	December 31,
	2014	2013
Assets

Current Assets:
Cash and Cash Equivalents	$45,881,898	$51,363,302
Amounts Receivable	64,852	102,897
Prepaid Expenses and Other Current Assets	444,870	431,023
Total Current Assets	46,391,620	51,897,222

Long Term Assets:
Reclamation Deposits (Note 7)	3,201,000	1,595,400
Property, Equipment and Mine Development (Note 5)	39,947,846	16,750,950
Mineral Properties (Note 6)	54,345,927	53,200,288
Other Long Term Assets	1,922,169	405,162

Total Assets	$145,808,562	$123,849,022

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable and Accrued Liabilities (Note 12)	$2,637,962	$2,879,730
Preferred Share Dividends Payable	1,499,632	1,515,845
Other Short Term Liabilities	763,646	1,440,926
Total Current Liabilities	4,901,240	5,836,501

Long Term Liabilities:
Derivative Liability (Note 9)	-	8,189,720
Asset Retirement Obligations (Note 7)	2,205,410	51,967
Other Long Term Liabilities	289,888	121,689
Total Liabilities	7,396,538	14,199,877

Redeemable Preferred Shares (Note 9)
Series A Preferred Shares - Unlimited, No Par Value;
Issued and Outstanding – 37,837,838 (2014 and 2013);
Redemption Price - US$1.85 per share	49,595,793	47,482,972

Stockholders’ Equity (Note 8):
Common stock authorized – unlimited, no par value; Issued and outstanding – 171,151,889 and 130,915,872 at June 30, 2014 and December 31, 2013, respectively	171,970,786	140,834,370
Additional Paid In Capital	6,420,718	3,195,325
Accumulated Other Comprehensive Income (Loss) (Note 10)	2,428,540	2,126,923
Accumulated Deficit	(92,003,813)	(83,990,445)
Total Stockholders' Equity	88,816,231	62,166,173

Total Liabilities and Stockholders' Equity	$145,808,562	$123,849,022

Commitments (Notes 7 and 11)

Subsequent Events (Notes 9, 11 and 17)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars, except share and per share amounts) (unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Expenses:
Consulting (Note 12)	(1,398)	95,204	58,367	313,660
Depreciation and Accretion	178,196	123,432	340,197	241,255
Interest and Bank Charges	793	286	1,820	1,360
Investor Relations	12,934	5,804	54,844	11,357
Legal, Audit and Accounting	208,098	1,757,924	583,802	2,730,060
Mineral Exploration Expenditures (Schedule)	705,255	749,737	1,323,520	2,568,182
Office and Administration	594,916	390,187	1,398,067	631,144
Salaries and Benefits	1,622,595	1,193,817	3,091,083	2,638,043
Transfer Agent and Filing Fees	60,198	63,994	131,507	102,382
Travel	86,434	110,224	177,544	181,216
Operating Loss	3,468,021	4,490,609	7,160,751	9,418,659

Other Income (Expense):
Foreign Exchange Gain (Loss)	(613)	2,151,974	(4,269)	3,522,316
Gain (Loss) on Change in Fair Value of Derivative Liabilities (Notes 8 and 9)	-	5,136,594	-	14,585,564
Interest and Investment Income	8,797	42,234	23,799	87,791
Other Income (Expense)	(128,618)	(4,910)	(139,280)	(8,803)
	(120,434)	7,325,892	(119,750)	18,186,868
Net (Income) Loss Before Income Tax	3,588,455	(2,835,283)	7,280,501	(8,768,209)
Income Tax Recovery (Expense)	(328,265)	1,961,822	(732,867)	1,906,449
Net (Income) Loss	$3,916,720	$(4,797,105)	$8,013,368	$(10,674,658)

Preferred Share Cumulative Dividend (Note 9)	1,499,632	1,469,385	3,036,180	2,889,117
Accretion of Redeemable Preferred Shares (Note 9)	1,054,552	891,024	2,112,821	1,748,574
Net (Income) Loss Attributable to Common Shareholders	$6,470,904	$(2,436,696)	$13,162,369	$(6,036,967)

Net Loss Per Share (Note 3)
Basic:
Weighted Average Number of Shares Outstanding	143,879,565	128,451,298	138,434,468	128,451,298
Net (Income) Loss Per Share	$0.04	$(0.02)	$0.10	$(0.05)

Diluted:
Weighted Average Number of Shares Outstanding	143,879,565	167,480,014	138,434,468	166,289,136
Net (Income) Loss Per Share	$0.04	$-	$0.10	$0.01

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

Consolidated INTERIM StatementS of COMPREHENSIVE (Income) Loss

(Expressed in Canadian dollars) (unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net (Income) Loss for the Period	$3,916,720	$(4,797,105)	$8,013,368	$(10,674,658)
Other Comprehensive (Income) Loss
Unrealized (Gain) Loss on Investment	-	2,500	-	6,250
Currency Translation Adjustment	6,231,078	(1,430,664)	(301,617)	(1,858,476)
Other Comprehensive (Income) Loss	6,231,078	(1,428,164)	(301,617)	(1,852,226)
Comprehensive (Income) Loss	$10,147,798	$(6,225,269)	$7,711,751	$(12,526,884)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars) (unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash Provided By (Used In):
Operating Activities:
Net Income (Loss)	$(8,013,368)	$10,674,658
Items Not Involving Cash:
Depreciation	295,319	240,217
Accretion	44,878	1,038
Stock-Based Compensation	418,821	751,689
Unrealized Foreign Exchange Loss	-	64,711
Gain on Change in Fair Value of Derivative Liabilities	-	(14,585,564)
Lease Abandonment and Amortization of Deferred Rent	162,676	-
Deferred Income Tax Recovery	-	(2,654,794)
Change in Non-Cash Working Capital Items:
Amounts Receivable	86,742	(4,865)
Prepaid Expenses and Other Current Assets	17,097	(270,991)
Accounts Payable and Accrued Liabilities	(2,433,883)	100,194
Other Short Term Liabilities	(544,195)	752,191
Total Operating Activities	(9,965,913)	(4,931,516)

Investing Activities:
Mineral Property Acquisitions	(617,913)	(1,134,576)
Additions to Property, Equipment and Mine Development	(21,093,241)	(2,239,517)
Reclamation Deposit	(1,629,150)	615,280
Total Investing Activities	(23,340,304)	(2,758,813)

Financing Activities:
Common Stock Issued, Net of Issue Costs	27,940,100	-
Preferred Share Dividends Paid	(466,192)	(1,699,140)
Deferred Financing Costs	(838,154)	-
Total Financing Activities	26,635,754	(1,699,140)

Effect of Exchange Rate Changes On Cash:	1,189,059	147,513

Increase (Decrease) in Cash and Cash Equivalents	(5,481,404)	(9,241,956)
Cash and Cash Equivalents, Beginning of Period	51,363,302	75,052,836
Cash and Cash Equivalents, End of Period	$45,881,898	$65,810,880

Supplemental Disclosures with Respect to Cash Flows (Note 14)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Convertible Preferred Shares		Stockholder’s Equity (Deficit)
	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2012	37,837,838	$44,261,122	128,451,298	$138,304,344	$11,418,155	$(436,344)	$(92,896,376)	$56,389,779
Shares Issued:
Exercise of Stock Options	-	-	37,500	34,125	(13,125)	-	-	21,000
Shares Issued For Dividends	-	-	2,427,074	2,495,901	-	-	-	2,495,901
Share Issue Costs	-	(314)	-	-	-	-	-	-
Stock-Based Compensation	-	-	-	-	1,174,509	-	-	1,174,509
Accretion of Cost of Redeemable Preferred Shares	-	3,500,736	-	-	(3,500,736)	-	-	(3,500,736)
Dividends Payable	-	(278,572)	-	-	(5,883,478)	-	-	(5,883,478)
Unrealized Loss on Investment	-	-	-	-	-	(13,750)	-	(13,750)
Write-off of Investment	-	-	-	-	-	43,125		43,125
Unrealized Foreign Exchange Gain	-	-	-	-	-	2,533,892	-	2,533,892
Net Income (Loss)	-	-	-	-	-	-	8,905,931	8,905,931
Balance, December 31, 2013	37,837,838	47,482,972	130,915,872	140,834,370	3,195,325	2,126,923	(83,990,445)	62,166,173
Shares Issued:
Public Offerings and Consent Fee	-	-	36,949,243	27,918,764	-	-	-	27,918,764
Exercise of Stock Options	-	-	680,000	634,648	(234,147)	-	-	400,501
Shares Issued For Dividends	-	-	2,606,774	2,583,004	-	-	-	2,583,004
Stock-Based Compensation	-	-	-	-	418,821	-	-	418,821
Accretion of Cost of Redeemable Preferred Shares	-	2,112,821	-	-	(2,112,821)	-	-	(2,112,821)
Dividends Payable	-	-	-	-	(3,036,180)	-	-	(3,036,180)
Reclassification of Derivative Liability	-	-	-	-	8,189,720	-	-	8,189,720
Unrealized Foreign Exchange Gain	-	-	-	-	-	301,617	-	301,617
Net Income (Loss)	-	-	-	-	-	-	(8,013,368)	(8,013,368)
Balance, June 30, 2014	37,837,838	$49,595,793	171,151,889	$171,970,786	$6,420,718	$2,428,540	$(92,003,813)	$88,816,231

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars) (unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Exploration costs incurred are summarized as follows:
Pan Project
Engineering and Consulting	$-	$25,497	$-	$34,354
Environmental	-	(4)	-	32
Field Office and Supplies	1,716	30,490	1,716	82,190
Legal	-	(852)	-	6,076
Property Maintenance and Taxes	-	-	-	1,200
Reclamation Costs	4	6,464	4	6,842
Reproduction and Drafting	11	529	11	1,982
Salaries and Labor	2,515	314,271	2,515	620,874
Travel, Transportation and Accommodation	2,048	65,494	2,048	100,833
	6,294	441,889	6,294	854,383
Gold Rock Project
Assays and Analysis	-	835	-	117,211
Drilling	-	3,578	-	413,109
Engineering and Consulting	40,341	(31,651)	41,336	148,330
Environmental	449,612	185,418	585,780	242,577
Field Office and Supplies	34,204	56,603	48,550	178,751
Legal	1,830	3,985	4,316	15,997
Property Maintenance and Taxes	-	1,030	1,123	68,822
Reclamation Costs	207	6,211	207	6,516
Reproduction and Drafting	582	(2)	2,174	1,677
Salaries and Labor	94,315	69,897	271,264	420,680
Travel, Transportation and Accommodation	8,232	17,743	16,343	51,655
	629,323	313,647	971,093	1,665,325
Spring Valley Project
Engineering and Consulting	19,025	43	92,704	(205)
Field Office and Supplies	1,154	49	14,263	160
Legal	8,234	1,657	18,447	3,627
Reclamation Costs	11	11	11	12
Reproduction and Drafting	30	1	1,536	4
Salaries and Labor	3,629	525	50,577	1,195
Travel, Transportation and Accommodation	420	67	8,097	121
	32,503	2,353	185,635	4,914
Tonopah Project
Engineering and Consulting	-	14	-	2,335
Environmental	-	-	-	773
Field Office and Supplies	210	15	992	235
Legal	-	-	-	30
Property Maintenance and Taxes	-	522	569	522
Reclamation Costs	2	3	2	271
Reproduction and Drafting	5	-	95	6
Salaries and Labor	5,603	166	12,803	1,501
Travel, Transportation and Accommodation	77	21	532	197
	5,897	741	14,993	5,870
Sub-Total Balance Carried Forward	$674,017	$758,630	$1,178,015	$2,530,492

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)  (unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Sub-Total Balance Brought Forward	$674,017	$758,630	$1,178,015	$2,530,492
Golden Eagle Project
Engineering and Consulting	-	3,174	-	3,212
Field Office and Supplies	-	-	1,310	494
Property Maintenance and Taxes	-	(4,437)	7,384	3,180
Salaries and Labor	-	-	4,267	2,907
Travel, Transportation and Accommodation	-	-	685	234
	-	(1,263)	13,646	10,093
Pinyon Project
Engineering and Consulting	-	-	-	273
Field Office and Supplies	-	-	307	3,477
Reproduction and Drafting	-	-	35	101
Salaries and Labor	-	-	3,052	21,048
Travel, Transportation and Accommodation	-	-	179	1,693
	-	-	3,573	82,214
Abandoned Properties
Field Office and Supplies	-	-	-	3
Salaries and Labor	-	-	-	17
Travel, Transportation and Accommodation	-	-	-	44
	-	-	-	64
Property Investigations
Assays and Analysis	-	-	656	-
Engineering and Consulting	25,946	-	29,227	-
Field Office and Supplies	1,105	-	9,452	-
Property Maintenance and Taxes	271	-	1,129	(55,064)
Reclamation Costs	10	-	10	-
Reproduction and Drafting	28	-	982	-
Salaries and Labor	3,475	-	81,567	-
Travel, Transportation and Accommodation	403	(7,630)	5,263	383
	31,238	(7,630)	128,286	(54,681)
Total Mineral Exploration Expenditures	$705,255	$749,737	$1,323,520	$2,568,182

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

1.  Nature and Continuance of Operations

Midway Gold Corp. (the “Company”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The Company has not generated any revenues from operations.  These unaudited consolidated interim financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future.  The Company has incurred net operating losses for the three and six months ended June 30, 2014 of $3,468,021 and $7,160,751, respectively.  Further operating losses are anticipated in the development of its business.  Since inception of May 14, 1996 to June 30, 2014 the Company’s accumulated deficit totals $92,003,813.  The Company’s cash on hand and working capital at June 30, 2014 is  $45,881,898 and $41,490,380, respectively.  The Company also has established an aggregate U.S.$55,000,000 senior secured credit facility consisting of a U.S.$45,000,000 project financing facility and a U.S.$10,000,000 cost overrun facility that is available to fund development and construction of the Pan Project (Note 17).

Recoverability of amounts capitalized for the Company’s mineral properties, other than the Pan and Spring Valley Projects, are dependent upon the Company’s ability to raise funds or generate profits to enable funds to be available to complete exploration on the mineral properties, identify economically recoverable reserves and develop the mineral properties into profitable projects, or the receipt of adequate proceeds from the sale of such projects.

Recoverability of amounts capitalized for the Pan Project is dependent on the Company’s ability to successfully complete construction and operate it profitability, or the receipt of adequate proceeds from any sale of the project.  The Spring Valley project is subject to a joint venture agreement with Barrick Gold Corporation, who is responsible for carrying the Company’s share of costs incurred to production and arranging financing for the Company’s share of the cost of operations and mine exploration, development and construction expenses.

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

Foreign Currency Translation

Effective January 1, 2014, the functional currency of the Company’s Canadian operations changed from the Canadian dollar to the United States dollar (“U.S. dollar”) based upon significant changes in economic facts and circumstances, which included the receipt of the Record of Decision for the Pan Project in December 2013, the commencement of construction at the Pan Project in 2014, and recent and anticipated financings in U.S. dollars. These changes in economic facts and circumstances have resulted in the U.S. dollar being the currency of the primary economic environment in which the entity operates.  The change in the functional currency of the Company’s Canadian operations has been applied prospectively with differences attributable to current-rate translation of non-monetary assets and liabilities at the date of change being reported through other comprehensive income.  The reporting currency remains the Canadian dollar, and all amounts herein are expressed in Canadian dollars unless otherwise noted.

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

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company does not currently have revenue contracts with customers, but it will begin assessing the impact of such contracts as appropriate.

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915)”.  The amendments in ASU 2014-10 remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification.  In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity.  The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual reporting period beginning after December 15, 2014. The withdrawal of the presentation and disclosure requirements of Topic 915 is effective for annual reporting periods beginning after December 15, 2015.  The revised consolidation standards are effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for any annual reporting period or interim period for which an entity’s financial statements have not yet been issued or made available for issuance.  The Company has early adopted ASU 2014-10 and impacts of its adoption have been reflected throughout the Company’s consolidated financial statements, with the significant effect being the elimination of disclosures of certain cumulative amounts incurred during the period from inception to the period end reporting date.

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

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

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

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

Basic and diluted (income) loss per share for the three and six months ended June 30, 2014 and 2013 are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic (Income) Loss Per Share:
Numerator:
Net (Income) Loss Attributable to Common Shareholders	$6,470,904	$(2,436,696)	$13,162,369	$(6,036,967)
Denominator:
Weighted-Average Common Shares For Basic (Income) Loss Per Share	143,879,565	128,451,298	138,434,468	128,451,298
Basic (Income) Loss Per Share	$0.04	$(0.02)	$0.10	$(0.05)

Diluted Loss Per Share:
Numerator:
Net (Income) Loss Attributable to Common Shareholders	$6,470,904	$(2,436,696)	$13,162,369	$(6,036,967)
Effect of Gain on Change in Fair Value of Derivative Preferred Liability	-	4,659,804	-	13,532,205
Effect of Accretion of Redeemable Preferred Shares	-	(891,024)	-	(1,748,574)
Effect of Preferred Shares Dividend	-	(1,469,385)	-	(2,889,117)
Effect of Canadian Corporate Dividend Tax	-	(327,615)	-	(752,191)
Diluted Loss	$6,470,904	$(464,916)	$13,162,369	$2,105,356

Denominator:
Weighted-Average Common Shares for Basic (Income) Loss Per Share	143,879,565	128,451,298	138,434,468	128,451,298
Effect of Dilutive Securities:
Preferred Series A shares	-	37,837,838	-	37,837,838
Stock Options	-	1,190,878	-	-
Dilutive Potential Common Shares	-	39,028,716	-	37,837,838
Total Shares	143,879,565	167,480,014	138,434,468	166,289,136
Diluted Loss Per Share	$0.04	$-	$0.10	$0.01

For the three and six months ended June 30, 2014,  37,837,838 preferred shares that could be converted to shares of common stock were not included in the computation of diluted loss per common share, as the effect of doing so would have been anti-dilutive.

For the three months ended June 30, 2014 and 2013, the effects of the assumed exercise of the combined stock options and warrants of 2,724,000 and 12,208,281 shares of common stock, respectively, were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive.

For the six months ended June 30, 2014 and 2013, the effects of the assumed exercise of the combined stock options and warrants of 2,724,000 and 10,264,948, shares of common stock, respectively, were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive.

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

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

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

The Company did not have any Level 1 financial assets or liabilities as of June 30, 2014 or December 31, 2013.

The Company’s Level 2 liability as of December 31, 2013 is an embedded derivative liability related to the convertible Series A Preferred Shares issued as part of a private offering closed on December 13, 2012 (Note 9).  The Company engaged a third party valuation firm to determine the fair value of the derivative liability and the Company recorded the change in the fair value of the derivative liability through the Consolidated Statement of Operations.   As a result of the change in functional currency of the Company’s parent from the Canadian dollar to the U.S. dollar, effective January 1, 2014, the embedded derivative liability related to the convertible Series A Preferred Shares was reclassified to additional paid in capital at that date, and no embedded derivative liability is recorded as of June 30, 2014.

The Company did not have any Level 3 financial assets or liabilities as of June 30, 2014 or December 31, 2013.

Financial instruments measured at fair value as at December 31, 2013 were as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total at December 31, 2013
Liabilities
Preferred Share Liability	$-	$(8,189,720)	$-	$(8,189,720)

5.  Property, Equipment and Mine Development

At June 30, 2014 and December 31, 2013, property, equipment and mine development consisted of the following:

	June 30,	December 31,
	2014	2013
Land	$587,848	$585,974
Buildings and Leasehold Improvements	764,105	761,670
Computer Equipment and Software	1,566,762	1,403,123
Trucks and Autos	424,327	422,975
Office Equipment	268,163	248,370
Field Equipment	288,365	287,447
Mine Development	37,820,968	14,511,873
Subtotal	41,720,538	18,221,432
Accumulated Depreciation	(1,772,692)	(1,470,482)
Totals	$39,947,846	$16,750,950

Depreciation expense for the three and six months ended June 30, 2014 was $143,897 and $295,319, respectively, compared to depreciation expense for the three and six months ended June 30, 2013 of $122,805 and $240,217, respectively.  Depreciation on Mine Development costs capitalized to date will begin on commencement of commercial production of the Pan Project.

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

6.    Mineral Properties

Details on the Company’s mineral properties are found in Note 7  to the audited consolidated financial statements for the year ended December 31, 2013.

	June 30,	December 31,
Mineral Property	2014	2013
Pan	$36,192,884	$35,831,787
Gold Rock	2,206,235	1,885,212
Spring Valley	5,184,946	5,168,424
Tonopah	8,325,679	7,959,646
Golden Eagle	2,318,058	2,310,671
Pinyon	118,125	44,548
Totals	$54,345,927	$53,200,288

(a)	Pan property, Nevada

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

Through a series of four royalty agreements and one assignment, the Company acquired claims that currently comprise the Gold Rock property.  The royalty agreements are subject to sliding scale royalties on NSR ranging between 2% and 6% based upon gold price and advanced minimum royalty payments recoverable from commercial production.  Through the six months ended June 30, 2014, the Company has paid $315,105 (U.S.$295,217) in advanced minimum royalty payments.

(c)	Spring Valley property, Nevada

The Company signed an exploration and option to joint venture agreement with Barrick Gold Exploration Inc. (“Barrick”), a wholly owned subsidiary of Barrick Gold Corporation, effective March 9, 2009, granting Barrick the exclusive right to explore, develop and earn an interest in the Spring Valley property.  Barrick has completed the expenditure requirement of U.S.$38.0 million to earn a 70% interest in the Spring Valley property.  The Company has elected to allow Barrick to earn an additional 5% interest (75% total) by carrying the Company to production and arranging financing for the Company’s share of the cost of operations and mine exploration, development and construction expenses.  The cost that Barrick incurs from carrying the Company to production will be recouped by Barrick, plus interest, once production has been established.

The Company exercised its option to enter into a joint venture with Barrick as of February 23, 2014.  With the formation of the joint venture agreement with Barrick, initial capital accounts were established by terms of the joint venture agreement, and Barrick is the manager of the joint venture.

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

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

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

The Company entered into an earn-in agreement with Aurion Resources (“Aurion”) in November 2012 for claims. The Company can earn up to a 70% interest in the Pinyon property.  The Company can also earn an additional 5% (75% total) by arranging mine financing.  As of June 30, 2014 the Company has a spent a total of $281,478.

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

At June 30, 2014 and December 31, 2013 the Company had purchased surety contracts for reclamation bonds covering the Company’s exploration projects in the amount of U.S.$846,491.  The surety contracts were renewed in May 2014 and are in place through May of 2015, at which point the Company can elect to renew the surety contracts or deposit the full cash amount of the reclamation bonds with the BLM.

As a part of the permitting process for the Pan Project, the Company is required to have a reclamation bond of approximately U.S.$15,000,000 held with the BLM prior to commencement of construction.  The Company purchased a surety contract for the reclamation bond, which requires the Company to deposit U.S.$3,700,000 into an escrow account as security for abandonment and remediation obligations.  The surety contract names the Company and several of its subsidiaries as indemnitors to the surety agreement. The holder of the surety contract may require, at its sole discretion that the Company make additional deposits to the escrow account of up to the U.S.$15,000,000 reclamation bond amount.  As of June 30, 2014, the Company has paid U.S.$3,000,000 of the U.S.$3,700,000 deposit, which has been recorded in reclamation deposits on the Consolidated Balance Sheet, and it intends to remit the remaining U.S.$700,000 during the second half of 2014.  The Company is required to maintain the escrow account until all abandonment and remediation obligations have been completed to the satisfaction of the BLM.  Over the life of the Pan Project, prior to the completion of all abandonment and remediation obligations, the Company has the right to request a refund of a portion or all of the Pan Project reclamation deposit.  Granting of the request is at the Surety’s sole discretion.

At June 30, 2014 and December 31, 2013,  $2,214,709 and  $61,236, respectively, were accrued for reclamation obligations relating to the Company’s properties.    A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2014 is as follows:

Balance as of December 31, 2013	$61,236
Additions, Changes in Estimates and Other	2,109,505
Liabilities Settled	-
Accretion of Liability	43,968
Balance as of June 30, 2014	$2,214,709
Less: Current Asset Retirement Obligations	9,299
Long-Term Asset Retirement Obligations	$2,205,410

Additions, changes in estimates and other during the six months ended June 30, 2014 were related to construction of the Pan mine, which began in January 2014.  Construction on several areas of the Pan mine plan has commenced or is nearing completion as of June 30, 2014.  The Company estimates that of the reclamation obligations as of June 30, 2014,  approximately 92% of its total undiscounted reclamation expenditures will occur during the years 2028 – 2039.

The current portion of reclamation and remediation liabilities of $9,299 and $9,269 at June 30, 2014 and December 31, 2013, respectively, are included in Accounts Payable and Accrued Liabilities on the accompanying consolidated interim balance sheets.

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

8.  Share Capital

(a)     The Company is authorized to issue an unlimited number of common shares and preferred shares.

(b)     Share issuances

(i)	On July 2, 2013, the Company issued 1,166,930 common shares in the amount of $1,253,352 for the payment of the Q2 2013 quarterly dividend on the Series A Preferred Shares (Note 9).

(ii)	On October 1, 2013, the Company issued 1,260,144 common shares in the amount of $1,242,549 for the payment of the Q3 2013 quarterly dividend on the Series A Preferred Shares (Note 9).

(iii)	During 2013 the Company issued 37,500 common shares pursuant to the exercise of employee stock options. Proceeds received on the options exercised totalled $21,000.

(iv)	On January 2, 2014, the Company issued 1,485,728 common shares in the amount of $1,284,431 for the payment of the Q4 2013 quarterly dividend on the Series A Preferred Shares (Note 9).

(v)	On April 1, 2014, the Company issued 1,121,046 common shares in the amount of $1,298,573 for the payment of the Q1 2014 quarterly dividend on the Series A Preferred Shares (Note 9).

(vi)	During the six months ended June 30, 2014, the Company issued 680,000 common shares pursuant to the exercise of employee stock options. Proceeds received on the options exercised totalled $400,501.

(vii)

On June 6, 2014, the Company issued 30,121,000 common shares upon the close of a “bought deal” public offering for U.S.$0.83 per share (the “June 6, 2014 Offering”).  Gross proceeds of the June 6, 2014 Offering were $27,340,470 (U.S.$25,000,430).  The Company incurred $1,988,691 (U.S.$1,830,654) in share issuance costs.  Additionally, the Company issued 3,434,474 common shares in the amount of $3,117,431 (U.S.$2,850,613) for payment of the Series A Preferred Shareholders’ consent to issue shares in the June 6, 2014 Offering.

(viii)

On June 17, 2014, the Company issued 3,012,100 common shares as an over-allotment to the June 6, 2014 Offering for U.S.$0.83 per share.  Gross proceeds of the over-allotment were $2,713,047 (U.S.$2,500,043).  The Company incurred $146,062 (U.S.$134,595) in issuance costs.  Additionally, the Company issued 381,669 common shares in the amount of $343,775 (U.S.$316,785) for payment of the Series A Preferred Shareholders’ consent to issue shares for the over-allotment of the June 6, 2014 Offering.

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

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

The exercise price of a stock option granted under the 2013 Plan will be determined by the Compensation Committee at the time the option is granted, but the exercise price may not be less than 100% of the fair market value of the Company’s common shares on the date of grant of such option.  The fair market value is the closing price of one common share on the trading day of the date of grant on the NYSE MKT. Stock options granted under the 2013 Plan are subject to the following restrictions: (i) a promissory note is not permitted as payment for a stock option; (ii) the maximum term for stock options is 10 years from the date of grant; and (iii) unless otherwise fixed, stock options expire three months after the person to which they have been granted is terminated (12 months if due to death) or when options expire during a trading restriction, expiry is extended to the third trading day after a period during which trading in the common shares was prohibited or restricted pursuant to the policies of the Company.

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

The stock-based compensation for options vesting during the three and six months ended June 30, 2014 and 2013 is included in the consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Salaries and Benefits	$57,874	$208,648	$346,866	$603,618
Mineral Exploration Expenditures	4,936	(18,892)	26,550	101,962
Mine Development	3,446	-	15,033	-
Consulting	(12,936)	(7,276)	30,372	46,109
Total	$53,320	$182,480	$418,821	$751,689

2008 Stock Option Plan – TSX Stock Exchange

The estimated unrecognized compensation cost from unvested options as of June 30, 2014 was approximately $101,566, which is expected to be recognized over the remaining vesting period of 0.70 years, and has a weighted average remaining contractual term of 2.05 years.

The weighted-average grant date fair value of options is summarized below for the six months ended June 30, 2014 and 2013.

	June 30, 2014	June 30, 2013
Unvested Beginning of Year	$0.55	$2.12
Granted	-	0.55
Vested	0.55	0.61
Expired	(1.39)	(1.28)
Unvested End of Period	$0.55	$0.88

The following table summarizes activity for compensatory stock options during the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2014	9,645,834	$1.27	$632,800	8,122,490
Granted	-	-	-	748,336
Exercised	(680,000)	0.59	-	(680,000)
Expired	(810,001)	1.70	-	(598,332)
Outstanding, June 30, 2014	8,155,833	$1.29	$650,900	7,592,494

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

The following table summarizes information about outstanding compensatory stock options as of June 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.56 - $1.00	3,446,667	0.9	$0.76	3,446,667	$0.76	$650,900
$1.01 - $1.60	2,126,666	3.6	1.18	1,563,327	1.19	-
$1.61 - $2.20	2,582,500	2.4	2.08	2,582,500	2.08	-
	8,155,833	2.1	$1.29	7,592,494	$1.30	$650,900

2013 Stock Option Plan – NYSE MKT Stock Exchange

The estimated unrecognized compensation cost from unvested options as of June 30, 2014 was approximately U.S.$92,918, which is expected to be recognized over the remaining vesting period of 2.34 years, and has a weighted average remaining contractual term of 4.48 years.

The weighted-average U.S.$ grant date fair value of options is summarized below for the six months ended June 30, 2014 and 2013.

	June 30, 2014	June 30, 2013
Unvested Beginning of Year	$0.41	$-
Granted	0.54	-
Vested	0.56	-
Expired	-	-
Unvested End of Period	$0.39	$-

The following table summarizes activity for compensatory stock options during the six months ended June 30, 2014, values in U.S.$, except share amounts:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2014	399,000	$0.87	$-	-
Granted	301,831	1.07	400	262,333
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2014	700,831	$0.96	$400	262,333

The following table summarizes information about outstanding compensatory stock options as of June 30, 2014, values in U.S.$, except share amounts:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.56 - $1.00	434,156	4.32	$0.87	12,333	$0.90	$400
$1.01 - $1.60	266,675	4.73	1.11	250,000	1.11	-
	700,831	4.48	$0.96	262,333	$1.10	$400

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

d)     Share purchase warrants:

There were no outstanding warrants as of June 30, 2014.

As of December 31, 2013, there were 6,130,781 warrants outstanding with an exercise price of U.S.$1.85 per share and each warrant entitled the holder to purchase one additional common share until January 6, 2014.  All warrants expired on January 6, 2014 unexercised.  U.S. GAAP requires the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability is stated at fair value each reporting period.  As of December 31, 2013, the fair value of the warrant liability was adjusted to zero based upon the stock price of $0.81 compared to the exercise price of $1.85 and only six days remaining on the warrants term.  The Company adjusted the fair value of the warrant liability as of December 31, 2012 to $1,166,381, calculated using the Black-Scholes option pricing model.  As of June 30, 2013, the fair value of the warrant liability was adjusted to $112,847.  The gain of $476,790 and $1,053,534 related to the change in the fair value of the warrants has been reported in “Gain on change in fair value of derivative liabilities” within Other Income in the Consolidated Statement of Operations for the three and six months ended June 30, 2013.  There was no gain or loss recorded during the three and six months ended June 30, 2014 relating to the change in the fair value of warrant liabilities.

During the six months ended June 30, 2014, the Company did not issue any warrants.

A summary of the Company’s stock purchase warrants as of June 30, 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price (U.S. $)	Remaining Contractual Life (years)
Balance, December 31, 2013	6,130,781	$1.85	0.02
Issued	-	-	-
Exercised	-	-	-
Expired	(6,130,781)	-	-
Balance, June 30, 2014	-	$-	-

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

Details of dividends paid or declared to date are as follows:

Dividend	Date Declared	Record Date	Dividend Per Share	Total Dividend	Payment Date	Payment Type (1)
Preferred Series A Holders	3/11/2013	3/25/2013	$0.04	$1,699,140	4/1/2013	Cash
Preferred Series A Holders	6/20/2013	6/24/2013	0.04	1,479,868	7/2/2013	1,166,930 Shares
Preferred Series A Holders	9/17/2013	9/23/2013	0.04	1,467,197	10/1/2013	1,260,144 Shares
Preferred Series A Holders	12/19/2013	12/23/2013	0.04	1,515,845	1/2/2014	1,485,728 Shares
Preferred Series A Holders	3/25/2014	3/28/2014	0.04	1,536,547	4/1/2014	1,121,046 Shares
Preferred Series A Holders	6/18/2014	6/27/2014	0.04	1,499,632	7/2/2014	1,322,525 shares
			$0.24	$9,198,229
(1)	Dividends denoted as paid in shares require the issuance of shares and the payment of withholding taxes in cash.

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

Canadian tax legislation requires a corporate tax to be paid on all cash or in-kind dividends declared and paid by a Canadian entity on taxable preferred shares.  The dividends declared since the offering in December 2012 have resulted in Canadian corporate “Part VI.1” tax of $2,199,574,  $1,451,171 of which has been remitted as of June 30, 2014.  The Company is entitled to a deduction for tax purposes equal to 3.5 times Part VI.1 taxes paid.  Therefore, future Canadian corporate tax savings, if realized, should approximately offset the preferred dividend tax expense.

During the three and six months ended June 30, 2014 the Company incurred $328,265 and $732,867 of Part VI.1 tax expense, respectively  During the three and six months ended June 30, 2013 the Company incurred $323,770 and $752,191 of Part VI.1 tax expense, respectively.

The holders of each Series A Preferred Share are able to convert the shares into a  common share on a one-for-one basis at any time.  After December 13, 2013, the Company can pro-ratably force conversion of the shares into common shares on a one-for-one basis provided that the weighted average price of the common shares exceeds U.S.$3.70 on each trading day during 20 consecutive trading days immediately prior to both the delivery of an applicable mandatory conversion notice and the applicable mandatory conversion date.  From and after the date which is five years from the issuance date of the Series A Preferred Shares (December 13, 2017), the Company or each holder of Series A Preferred Shares has the right, exercisable by 30 days' notice in writing, to redeem or to require the Company to redeem at their issue price of U.S.$1.85 per share any portion of the Series A Preferred Shares plus accumulated unpaid dividends for cash.

If the outstanding Series A Preferred Shares had been converted as of June 30, 2014,  37,837,838 common shares would have been issued and the fair value of those common shares based upon the closing price on the NYSE MKT as of June  30, 2014 of U.S.$0.90 would have been U.S. $34,054,054.  If the common share price was above U.S.$1.85, there would be no change to the number of common shares issued upon conversion.

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

Upon liquidation, dissolution or winding-up, the holders of the Series A Preferred Shares are entitled to a liquidation preference equal to 125% of the initial issue price of U.S.$1.85 prior and in preference to any distribution to the holders of our common shares.

In addition, holders of the Series A Preferred Shares have consent rights over a variety of significant corporate and financing matters, including, but not limited to, the voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, the issuance of any common shares or common share equivalents for less than U.S.$1.85 per share or any amendment to the Company’s articles in a manner adverse to the holders of Series A Preferred Shares.

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

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

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

The balance of the Company’s redeemable preferred shares and changes in the carrying amount of the redeemable preferred shares are as follows:

Redeemable Preferred Shares
Balance as of December 13, 2012	$43,828,888
Accretion of Redeemable Preferred Shares	153,662
Preferred Share Cumulative Dividend	278,572
Balance as of December 31, 2012	$44,261,122
Accretion of Redeemable Preferred Shares	3,500,736
Preferred Share Cumulative Dividend	5,883,478
Declared Preferred Share Cumulative Dividend	(6,162,050)
Share Issuance Costs	(314)
Balance as of December 31, 2013	$47,482,972
Accretion of Redeemable Preferred Shares	2,112,821
Preferred Share Cumulative Dividend	3,036,180
Declared Preferred Share Cumulative Dividend	(3,036,180)
Balance as of June 30, 2014	$49,595,793

10.  Accumulated Other Comprehensive Income

The components of AOCI as of June 30, 2014 were as follows:

	Currency Translation Adjustment	Total AOCI
Balance as of December 31, 2013	$(2,126,923)	$(2,126,923)
Other Comprehensive Income Before Reclassifications	(301,617)	(301,617)
Balance as of June 30, 2014	$(2,428,540)	$(2,428,540)

11.  Commitments

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado until 2020, field offices in Ely, Nevada until 2015 and office equipment until 2018.  Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included in the table below.

The Company has signed unconditional purchase obligation agreements relating to the development of the Pan Project which as of June 30, 2014 committed the Company to $5,387,506 of non-cancellable capital expenditures and financing costs payable during 2014.  In addition, the Company has cancellable contract obligations related to consulting service agreements until 2016.

	Fiscal Year
	2014	2015 - 2016	2017 - 2018	Thereafter	Total
Operating Lease Obligations	$130,887	$445,848	$417,678	$374,802	$1,369,215
Contractual Obligations	5,389,426	5,548	2,561	-	5,397,535
Total	$5,520,313	$451,396	$420,239	$374,802	$6,766,750

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company’s management that current claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated financial position, cash flows or results of operations.

The Company signed a Contract Mining Agreement with Ledcor CMI, Inc. (“Ledcor”) on May 19, 2014.  On July 21, 2014, the Company signed the notice to proceed with Ledcor, triggering the start of the 63 month term of the contract.  The Company will be paying Ledcor operational costs in the normal course of business; however a contract break fee exists if the contract is terminated out of convenience during the first 35 months of the contract.  The break fee begins at $10,362,704 (U.S.$9,712,000) and declines over the 35 month period.

12.  Related Party Transactions

On May 19, 2012, the Company entered into a consulting agreement with its former Chief Executive Officer for a term of twelve months.  Under the agreement the former Chief Executive Officer provided advisory services from time to time to the Company.    For the three and six months ended June 30, 2013, the Company paid $16,370 and $65,776, to the former Chief Executive Officer under the agreement.  No amounts were paid under this agreement for the three and six months ended June 30, 2014.

Included in accounts payable and accrued liabilities, amounts payable to directors and officers at June 30, 2014 and December 31, 2013,  were $42,452 and $27,730, respectively.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

For information on the related parties involved in the Series A Preferred transaction see Note 9.

On May 14, 2014, the Company obtained the consent of the Series A Preferred Shareholders with respect to the issuance of Common Shares in connection with the June 6, 2014 Offering.  Pursuant to the rights granted to the Series A Preferred Shareholders, the Company agreed to seek the consent of the Preferred Governance Majority of the Series A Preferred Shareholders in the event the Company offers Common Shares at a price less than US$1.85 per Common Share.  As consideration for obtaining the consent of the Series A Preferred Shareholders and to compensate the Series A Preferred Shareholders for the dilution that they will suffer as a result of the June 6, 2014 Offering and the over-allotment to the June 6, 2014 Offering,  the Company agreed to issue 3,816,143 Common Shares to the Series A Preferred Shareholders (the “Fee Shares”) in an aggregate amount equal to $3,461,206 (U.S.$3,167,398 (the “Consent Fee”), at a deemed price equal to the June 6, 2014 Offering price of U.S.$0.83 per share.  The Consent Fee was negotiated at arm’s length by the members of a special committee of the Company’s independent directors (the “Special Committee”).  The Fee Shares were issued pro rata to the Series A Preferred Shareholders based on their percentage holdings of Series A Preferred Shares.  The Special Committee, after considering the advice of its financial and legal advisors, unanimously recommended to the Company’s board of directors the payment of the Consent Fee and the issuance of the Fee Shares.  Messrs. Martin Hale and Nathaniel Klein were not members of the Special Committee.

13.  Financial Instruments

In all material respects, the carrying amounts for the Company’s Cash and Cash Equivalents, Amounts Receivable, Other Assets,  Other Liabilities, Accounts Payable and Accrued Liabilities approximate their fair values due to the short term nature of these instruments.  Accounts Payable and Accrued Liabilities as of June 30, 2014 were $2,637,962, compared to $2,879,730 as of December 31, 2013.  Derivative Liabilities as of June 30, 2014 and December 31, 2013 are recorded at fair values (Note 4).

MIDWAY  GOLD  CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

14.  Supplemental Disclosure with Respect to Cash Flows

Supplemental cash flow information for the six months ended June 30, 2014 and 2013 is as follows:

	June 30, 2014	June 30, 2013
Preferred Share Cumulative Dividend, including Accrual	$3,036,180	$2,889,117
Canadian Part VI.1 Taxes Paid	1,451,171	-
Accretion of Redeemable Preferred Shares	2,112,821	1,748,574
Reclassification of Derivative Liability	8,189,720	-
Common Share Issuance for Payment of Preferred Dividend	2,583,004	-
Common Share Issuance for Consent Fee to Preferred Shareholders	3,461,206	-
Net Increase (Decrease) in Asset Retirement Obligations	2,109,505	52,234
Share Issuance Costs Included in Accounts Payable and Accrued Liabilities	379,165	-

15.   Retirement Savings Plan

The Company sponsors an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 18.  Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income.

The Company matches 50% of each employee’s contribution up to 6% of the employee’s pretax income.  The Company’s cash contributions vest ratably over a three year service period.  During the three and six months ended June 30, 2014,  the Company made matching cash contributions of $27,319 and $53,630, respectively, compared to $20,292 and $37,290 for three and six months ended June 30, 2013, respectively.

16.  Segment Disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development, with all of the Company’s long-lived assets being located in the United States at June  30, 2014 and December 31, 2013.

17.  Subsequent Events

On July 18, 2014, the Company entered into a U.S.$55 million three-year senior secured project finance facility (the “Loan Facility”).  The Loan Facility is with Commonwealth Bank of Australia (“CBA”) and will be used to fund continued development and construction of the Pan Project.

The Loan Facility is comprised of two tranches: a project finance facility of U.S.$45 million, plus a cost overrun facility of U.S.$10 million. Advances under the project finance facility will bear interest at LIBOR plus 3.50% to 3.75%, and advances under the cost overrun facility will bear interest at the project finance facility rate plus 2.00%.

The Loan Facility will be secured by substantially all of the assets of the borrower (MDW Pan LLP, a wholly-owned subsidiary of the Company, and the owner of the Pan Project and related assets) and all other entities of the consolidated group. Upon achieving economic completion and meeting certain other requirements, security will be limited to the assets of MDW Pan LLP and guarantees from the Company and an affiliate.

The Company’s ability to draw on the Loan Facility is contingent upon customary conditions precedent, including, but not limited to, funding any expected cost overruns on the Pan Project and establishment of an un-margined hedging program through CBA.  The hedging program does not allow more than 70% of forecasted gold production to be hedged in any given month, not more than 50% of aggregate forecasted gold production over the duration of the hedge and not less than 50,000 ounces in aggregate.  The hedge program will cover production from June 2015 through March 2017, or maturity of the Loan Facility.

The Company’s ability to receive distributions from MDW Pan LLP for corporate general and administrative expenses, and other non-Pan expenditures is contingent upon satisfying certain conditions precedent and achieving various economic completion tests relating to, but not limited to, mine production, recoveries, sales, costs and sustainability over a three-month period.  Economic completion must be achieved by September 30, 2015.

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

Recent Developments

CBA Debt Facilities

On July 18, 2014, our subsidiary MDW Pan LLP, as borrower entered into a credit agreement (the “Credit Agreement”) with  Commonwealth Bank of Australia (“CBA”), as administrative agent, collateral agent and the initial lender  for the purpose of establishing an aggregate U.S.$55 million senior secured credit facility consisting of, (i) a U.S.$45 million project finance facility (“Project Finance Facility”) and (ii) a U.S.$10 million cost overrun facility (the “Overrun Facility” together with the Project Finance Facility is collectively referred to herein as, the “Loan Facility”).  The Loan Facility will be secured by substantially all of the assets of the borrower (MDW Pan LLP, a wholly-owned subsidiary of the Company, and the owner of the Pan Project and related assets) and all other entities of the consolidated group.

Our ability to draw on the Loan Facility and make future distributions are subject to conditions precedent as set forth in the Credit Agreement.  In addition, we are required to maintain certain project and reserve accounts, which may affect our cash flow.  There can be no assurances that the conditions precedent to draw on the Loan Facility will be met or that the reserve and distribution terms will not adversely affect our cash flows or results of operations.

Preferred Series A Dividend Declared and Paid

On June 18, 2014, our Board of Directors (the “Board”) declared a dividend payment to the holders of Series A Preferred Shares with a record date of June 27, 2014,  totaling $1,499,632 (U.S.  $1,405,466), which was paid on July 2, 2014 in common shares, through the issuance of 1,322,525 common shares to the holders of the Series A Preferred Shares, and in cash, through the payment of applicable withholding taxes.

Bought Deal Financing

On June 6, 2014, we closed on a “bought deal” financing (the “Bought Deal Financing”) pursuant to which we offered and sold  30,121,000 common shares in a registered public offering in the United States and Canada at a price of U.S.$0.83 per share for total gross proceeds of $27,340,470 (U.S.$25,000,430).

On June 17, 2014, in connection with the Bought Deal Financing, the Company closed on the over-allotment option which resulted in the issuance of an additional 3,012,000 common shares at a price of U.S.$0.83 per share for total gross proceeds of $2,713,047 (U.S.$2,500,043).

Filing of Technical Report for Gold Rock

On May 28, 2014, the Company filed its technical report entitled NI 43-101 Technical Report Updated Mineral Resource Estimate for Gold Rock project ,  which detailed a measured, indicated and inferred mineral resource estimate for its open pit, heap leach Gold Rock Project in White Pine County, Nevada.

Selection of Mining Contractor for Pan Project

On May 19, 2014, the Company selected Ledcor CMI, Inc. (“Ledcor”) as the mining contractor for the Pan Project.  During the early years of operation, Ledcor will provide all mining-related services, including manpower and equipment for the Pan Project.

Resignation of Mr. Rick D. Moritz as Senior Vice President of Operations

May 16, 2014, Mr. Richard D. Moritz resigned from his position as Senior Vice President of Operations of the Company.

Spring Valley 2014 Planned Expenditures

On May, 16, 2014, we announced Barrick’s $13.3 million planned 2014 expenditures related to the Spring Valley Project.  The budget includes $8.3 million for project development and $5.0 million for exploration for a total of $13.3 planned expenditures in 2014.

Spring Valley Advances to Pre-Feasibility Development Stage

On May 1, 2014, we announced Barrick had advanced the Spring Valley project to the pre-feasibility development stage.

Property Highlights for the Second Quarter of 2014 and to August 1, 2014:

•

Pan Project – A  credit agreement for U.S.$55 million was executed on July 18, 2014 with the Commonwealth Bank of Australia for continued construction funding of the project.  Significant progress has been made in the construction of the Pan mine, with production expected near the end of 2014.

•

Gold Rock project – A new technical report, which significantly increases the estimated resource base, was issued May 28, 2014 entitled “NI 43-101 Technical Report Updated Mineral Resource Estimate for Gold Rock Project.”  A mining plan of operations was submitted to the BLM and is in the draft EIS stage.  Gold Rock is scheduled to be the Company's second operating gold mine.

•

Spring Valley project – On February 24, 2014 we announced that formation of the joint venture at the Spring Valley project with Barrick was completed.  Barrick holds a 70% interest in the joint venture, while we hold the remaining 30% interest.  We have elected the carry option, which allows Barrick to earn an additional 5% (75% total) interest in the joint venture by carrying us through to production, at which point we would retain a 25% interest in the joint venture.

Activities on our properties in the second quarter ended June  30, 2014, and up to the date of this Quarterly Report on Form 10-Q, are described in further detail below.

The map below shows the location of our properties located in Nevada, USA.

OREGON
IDAHO
CALIFORNIA
UTAH
ARIZONA
Winnemucca
Elko
80
Spring Valley Project
Lovelock
Reno
80
50
Eureka
Pinyon Project
Pan Project
Ely
Carson City
Gold Rock Project
Tonopah Project
Tonopah
N
15
Las Vegas
0
25
50
100 Miles

Copyright:© 2009 ESRI

Pan Project, White Pine County, Nevada

The Pan property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 22 miles southeast of Eureka, Nevada, and 50 miles west of Ely, Nevada.  Access is via a dirt road running south from US Highway 50. Eureka has a population of about 2,000. Water is readily available from wells on the property.  Construction has begun on a power transmission line to extend power to the Pan Mine site.

Highlights

The National Environmental Policy Act (“NEPA”) permitting process was completed with a Record of Decision for the Final Environmental Impact Statement issued on December 20, 2013.  We also received confirmation from the U.S. Army Corps of Engineers that no surface waters are present at the project that would fall under the jurisdiction of Sections 401 and 404 of the Federal Clean Water Act.  We have received our Water Pollution Control Permit and our Air Quality Operating Permit to Construct the Pan mine.  Construction began in January 2014.  Jacobs Engineering is the engineering, procurement and construction management contractor for the project.  Significant progress has been made on Pan Project construction.  Work on the access road, pregnant pond earthwork and liners, barren pond earthwork, process plant earthwork, and perimeter fence was completed during the three months ended June 30, 2014.  Work is in progress on the heap leach pad earthwork and liner, barren pond liner, spillway liner, substation earthwork, north haul road, production water well 2, ADR/refinery rebar and forms and the 69kv transmission line.

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

We have engaged Ledcor to perform contract mining services at our Pan Mine site for an approximate five year term.  During the three months ended June 30, 2014, we made a U.S.$500,000 payment to Ledcor for mobilization charges.  This is a change from owner mining, which was the elected method as defined within the 2011 Feasibility Study.  Current conditions within the industry have led to an attractive price environment for contract mining and further, contract mining allows us to substantially reduce our capital costs and financing requirements.  Ledcor will provide all mining related services, manpower and equipment for the project.  They will be responsible for drilling, blasting, loading and hauling ore to the leach pad for processing.

During the three months ended June 30, 2014 and 2013 we incurred expenditures of $6,294 and $441,889, respectively, at the Pan Project.  During the three months ended June 30, 2013, the expenditures were primarily for salaries and labor, travel and field office and supplies costs.

During the six months ended June 30, 2014 and 2013 we incurred expenditures of $6,294 and $854,383, respectively, at the Pan Project.  During the six months ended June 30, 2013, the expenditures were primarily for salaries and labor, travel, transportation and accommodations and field office and supplies.

We currently have a limited scope of exploration activity at the Pan Project with the majority of costs being capitalized as part of the construction of the project.

During the three and six months ended June 30, 2014, we capitalized into property, equipment and mine development $16,830,669  and $21,156,217, respectively, of Pan expenditures (excluding asset retirement obligations), primarily for the construction of the Project, but also ongoing costs for permitting, mitigation, engineering, site characterization, mine planning, and detailed design.  For the comparable periods during 2013, we capitalized $1,077,206 and $1,972,657, respectively, of Pan expenditures.

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

An updated resource estimate was completed and filed on May 29, 2014, entitled “NI 41-101 Technical Report Updated Mineral Resource Estimate for Gold Rock Project.”  The report, by Global Resource Engineering, shows a 65% increase in measured, indicated resources and a 62% increase in inferred resources.

A mining Plan of Operations submitted to the BLM has been declared complete, beginning the EIS process.  Scoping meetings for the EIS were held in September, followed by a public comment period.  A Draft EIS is currently being developed by the BLM.

During the three months ended June 30, 2014 and 2013 we incurred $629,323 and $313,647, respectively, of expenditures at the Gold Rock project.  The majority of these expenses for both periods are related to the ongoing permitting process of the project, represented as “Environmental” costs as well as related salaries and labor costs.

During the six months ended June 30, 2014 and 2013 we incurred $971,093 and $1,665,325, respectively, of expenditures at the Gold Rock project.  Similar to the three months ended June 30, the majority of these expenses for both periods are related to the ongoing permitting process of the project, as well as related salaries and labor costs.

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

On February 24, 2014, we announced that formation of the joint venture for the Spring Valley project with Barrick was completed.  Under the formation, Barrick holds a 70% interest in the joint venture, while we hold the remaining 30% interest.  We have elected to allow Barrick to earn an additional 5% (75% total) by carrying us to production and arranging financing for our share of mine construction expenses. The cost that Barrick incurs from carrying us to production will be recouped by Barrick, plus interest, once production has been established.

During the three months ended June 30, 2014 and 2013, we incurred $32,503 and $2,353 of expenditures on the Spring Valley project, respectively.  For the three months ended June 30, 2014, majority of the costs related to engineering and consulting and salaries and labor.

During the six months ended June 30, 2014 and 2013, we incurred $185,635 and $4,914, respectively, of expenditures on the Spring Valley project.  For the six months ended June 30, 2014, majority of the costs related to engineering and consulting and salaries and labor.

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

There was no new exploration activity on the property during the three or six months ended June 30, 2014.

During the three months ended June 30, 2014 and 2013, we incurred $5,897 and $741 of expenditures on the Tonopah project, respectively.  For the three months ended June 30, 2014, majority of the costs related to salaries and labor.

During the six months ended June 30, 2014 and 2013, we incurred $14,993 and $5,870, respectively, of expenditures on the Tonopah project.  For the six months ended June 30, 2014, majority of the costs related to salaries and labor while the majority of the costs during the six months ended June 30, 2014 related to engineering and consulting.

Golden Eagle Project, Ferry County, Washington

The Golden Eagle property is located on private land in the Eureka (Republic) mining district in Ferry County, Washington.  The property is two miles northwest of the town of Republic, Washington and is accessed by the Knob Hill county road.

There was no new exploration activity on the project during the three or six months ended June 30, 2014.

During the three months ended June 30, 2014 we did not incur any costs on the Golden Eagle project compared to a credit of costs back to us for $(1,263) during the three months ended June 30, 2013.

During the six months ended June 30, 2014 and 2013, we incurred $13,646 and $10,093, respectively, of expenditures on the Golden Eagle project.  Majority of the costs for both periods related to property maintenance and taxes and salaries and labor.

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

There was no new exploration activity on the project during the three or six months ended June 30, 2014.

No costs were incurred during the three months ended June 30, 2014 or 2013.

During the six months ended June 30, 2014 and 2013, we incurred $3,573 and $82,214, respectively, of expenditures on the Pinyon project.  For the six months ended June 30, 2013, majority of the costs related to property maintenance and taxes and salaries and labor.

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The following table summarizes our results of operation for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

	Three Months Ended
	June 30,
	2014	2013	Change
Expenses
Consulting	$(1,398)	$95,204	$(96,602)
Depreciation and Accretion	178,196	123,432	54,764
Interest and Bank Charges	793	286	507
Investor Relations	12,934	5,804	7,130
Legal, Audit and Accounting	208,098	1,757,924	(1,549,826)
Mineral Exploration Expenditures	705,255	749,737	(44,482)
Office and Administration	594,916	390,187	204,729
Salaries and Benefits	1,622,595	1,193,817	428,778
Transfer Agent and Filing Fees	60,198	63,994	(3,796)
Travel	86,434	110,224	(23,790)
Operating Loss	3,468,021	4,490,609	(1,022,588)

Other Income (Expenses)	(120,434)	7,325,892	(7,446,326)
Income Tax Recovery (Expense)	(328,265)	1,961,822	(2,290,087)
Net (Income) Loss	$3,916,720	$(4,797,105)	$8,713,825

Significant differences between the periods are as follows:

Consulting expense during the three months ended June  30, 2014 decreased $96,602 to $(1,398) from $95,204 during the three months ended June  30, 2013.  The decrease in consulting expense is due to the consulting agreement with the Company’s former CEO expiring in the second quarter of 2013 which resulted in $16,370 of expense during the three months ended June 30, 2013.  The Company also incurred additional consulting expenses in 2013 related to compensation studies and strategic planning which were not performed in 2014.

Depreciation and Accretion expense during the three months ended June  30, 2014 was $178,196 compared to $123,432 during the three months ended June  30, 2013, an increase of $54,764, or 44%.  This was primarily due to an increase in accretion expense and a  23% increase in depreciable assets from the comparable period of 2013.  For the three months ended June  30, 2014, accretion expense was $34,299 compared to $627 for the three months ended June  30, 2013 which resulted from the asset retirement obligation on our Pan Project.

Legal, Audit and Accounting expense totaled $208,098 for the three months ended June  30, 2014, compared to $1,757,924 in the comparable period, a decrease of $1,549,826.  The primary reason for the decrease in the three months ended June  30, 2014 is we incurred significant legal, tax advisory and accounting fees during the three months ended June  30, 2013 surrounding the non-recurring restructuring of our subsidiaries.  Additionally, in comparison to the three months ended June  30, 2013, we incurred a decreased level of expenses related to the investigation of different financing options to meet capital demands as we bring the Pan Project into production.

Mineral Exploration expense for the three months ended June  30, 2014 decreased $44,482 from the comparable period of 2013.  Details of the expenses in each period may be found in the schedule of mineral exploration expenses to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.

As we are currently focused on bringing the Pan Project into production, the cash expenditures for exploration have been reduced in order to preserve capital for completion of the Pan Project.  Additionally, effective January 1, 2014, as construction commenced on the Pan Project, administrative Pan related expenses are no longer allocated to exploration and as a result these costs have been recorded in Office and Administration and Salaries and Benefits as appropriate.

Office and Administration expense for the three months ended June  30, 2014 were $594,916 compared to $390,187 during the comparable period of 2013, an increase of $204,729 or 52%.  As noted above, the majority of this increase is due to the classification of Pan administrative expenses moving from Mineral Exploration expense to Office and Administration expense.  Also contributing to the increase are increases in overhead costs including insurance, information systems and rent, in both our Englewood and Ely offices, due to our continued growth.

Salaries and Benefits expense for the three months ended June 30, 2014 and 2013 was $1,622,595 and $1,193,817, respectively.  The increase of $428,778 is partially attributable to increased employee levels and associated benefit costs due to our continued growth. As discussed above, also contributing to the increase is the change in the classification of the Pan administrative expenses moving from mineral exploration to Salaries and Benefits.  Additionally, we paid severances to certain former members of upper management as the result of a corporate overhead savings measure to preserve capital for the completion of the Pan Project.

Other Income (Expense) for the three months ended June 30, 2014 was expense of $120,434 compared to income of $7,325,892 during the comparable period of 2013, a net change of $7,446,326.  As a result of the change in our parent Company’s functional currency from the Canadian dollar to the U.S. dollar effective January 1, 2014, there was no gain or loss recorded on the change in the fair value of derivative liability for the three months ended June  30, 2014.  We recorded a gain of $5,136,594 related to change in the fair value of derivative liability for three months ended June  30, 2013.  Additionally, as a result of this change in functional currency to the U.S. dollar, we recorded a foreign exchange loss of only $613 during the three months ended June  30, 2014 compared to a foreign exchange gain of $2,151,974 for the corresponding period of 2013.  Unrealized foreign exchange gains and losses will now primarily be recorded within accumulated other comprehensive income on the Consolidated Balance Sheet.

Income Tax Recovery (Expense) for the three months ended June 30, 2014 was an expense $328,265 compared to a recovery of $1,961,822 during the comparable period of 2013.  The primary reason for the change when comparing the three months ended June  30, 2014 to the three months ended June  30, 2013 is due to an income tax recovery of $2,285,592 recorded during the June 30, 2013.  The recovery related to a decrease of the deferred income tax liability that was associated with the acquisition of the Pan and Gold Rock projects.  During the three months ended June 30, 2014 and 2013, we recorded expense relating to the Canadian corporate Part VI.1 dividend tax resulting from our Series A Preferred Share dividends of $328,265 and $323,770, respectively.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The following table summarizes our results of operation for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Six Months Ended
	June 30,
Expenses	2014	2013	Change
Consulting	$58,367	$313,660	$(255,293)
Depreciation and Accretion	340,197	241,255	98,942
Interest and Bank Charges	1,820	1,360	460
Investor Relations	54,844	11,357	43,487
Legal, Audit and Accounting	583,802	2,730,060	(2,146,258)
Mineral Exploration Expenditures	1,323,520	2,568,182	(1,244,662)
Office and Administration	1,398,067	631,144	766,923
Salaries and Benefits	3,091,083	2,638,043	453,040
Transfer Agent and Filing Fees	131,507	102,382	29,125
Travel	177,544	181,216	(3,672)
Operating Loss	7,160,751	9,418,659	(2,257,908)

Other Income (Expenses)	(119,750)	18,186,868	(18,306,618)
Income Tax Recovery (Expense)	(732,867)	1,906,449	(2,639,316)
Net (Income) Loss	$8,013,368	$(10,674,658)	$18,688,026

Significant differences between the periods are as follows:

Consulting expense during the six months ended June  30, 2014 decreased $255,293 to $58,367 from $313,660 during the six months ended June  30, 2013.  The decrease in consulting expense is due to a consulting agreement with our former CEO expiring in the second quarter of 2013 which resulted in $65,776 of expense during the six months ended June 30, 2013.  In addition, we incurred additional consulting expenses in the 2013 period related to compensation studies which were not performed during the comparable period of 2014.

Depreciation and Accretion expense during the six months ended June  30, 2014 was $340,197 compared to $241,255 during the six months ended June  30, 2013, an increase of $98,942.  This was primarily due an increase in accretion expense and a  23% increase in depreciable assets from the comparable period of 2013.  For the six months ended June  30, 2014, accretion expense was $44,878 compared to $1,038 for the six months ended June  30, 2013 resulting from the asset retirement obligation on our Pan Project.

Legal, Audit and Accounting expense totaled $583,802 for the six months ended June 30, 2014, compared to $2,730,060 in the comparable period, a decrease of $2,146,258.  The primary reason for the decrease in the six months ended June  30, 2014 is we incurred significant legal, tax advisory and accounting fees during the six months ended June  30, 2013 surrounding the non-recurring restructuring of our subsidiaries.  Additionally, in comparison to the six months ended June  30, 2013, we incurred a decreased level of expenses related to the investigation of different financing options to meet capital demands as we bring the Pan Project into production.

Mineral Exploration expense for the six months ended June  30, 2014 decreased $1,244,662, or 48% from the comparable period of 2013.  Details of the expenses in each period may be found in the schedule of mineral exploration expenses to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.

As we are currently focused on bringing the Pan Project into production, the cash expenditures for exploration have been reduced in order to preserve capital for completion of the Pan Project.  Additionally, effective January 1, 2014, as construction commenced on the Pan Project, administrative Pan related expenses are no longer allocated to exploration and as a result these costs have been recorded in Office and Administration and Salaries and benefits as appropriate.

Office and Administration expense for the six months ended June  30, 2014 was  $1,398,067 compared to $631,144 during the comparable period of 2013, an increase of $766,923.  As noted above, the majority of this increase is due to the classification of Pan administrative expenses moving from Mineral Exploration expense to Office and Administration expense.  Also contributing to the increase are increases in overhead costs including insurance, information systems and rent, in both our Englewood and Ely offices, due to our continued growth.

Salaries and Benefits expense for the six months ended June 30, 2014 increased to $3,091,083 from $2,638,043 for the three months ended June 30, 2013.  As noted above, a significant portion of the $453,040 increase is due to the classification of Pan administrative expenses moving from Mineral Exploration expense to Salaries and Benefits expense.  Increased employee levels and the related benefit costs also contributed to the increased expenses due to the Company’s continued growth.  Additionally, we paid severances to certain former members of upper management as the result of a corporate overhead savings measure to preserve capital for the completion of the Pan Project.

Other Income (Expense) for the six months ended June 30, 2014 was an expense of $119,750 compared to income of $18,186,868 during the comparable period of 2013, a net change of $18,306,618.  As a result of the change in our parent Company’s functional currency from the Canadian dollar to the U.S. dollar effective January 1, 2014, there was no gain or loss recorded on the change in the fair value of derivative liability for the six months ended June  30, 2014.  The Company recorded a gain of $14,585,564 related to the change in the fair value of derivative liability for the six months ended June  30, 2013.  Additionally, as a result of this change in functional currency to the U.S. dollar, we recorded a foreign exchange loss of only $4,269 during the six months ended June  30, 2014 compared to a foreign exchange gain of $3,522,316 for the corresponding period of 2013.  Unrealized foreign exchange gains and losses will now primarily be recorded within accumulated other comprehensive income on the consolidated balance sheet.

Income Tax Recovery (Expense) for the six months ended June  30, 2014 was an expense of $732,867 compared to a recovery of  $1,906,449 during the comparable period of 2013.  The primary reason for the change when comparing the six months ended June  30, 2014 to the six months ended June  30, 2013 is due to an income tax recovery of $2,655,494 recorded during the six month period ended June  30, 2013.  The recovery related to a decrease of the deferred income tax liability that was associated with the acquisition of the Pan and Gold Rock projects.  During the six months ended June 30, 2014 and 2013, we recorded expense relating to the Canadian corporate Part VI.1 dividend tax resulting from our Series A Preferred Share dividends of $732,867 and $752,191, respectively.

Liquidity and Capital Resources

As of June  30, 2014, we had working capital of $41,490,380, consisting of current assets of $46,391,620 and current liabilities of $4,901,240.  This represents a decrease of $4,570,341 from the working capital balance of $46,060,721 as of December 31, 2013.  Consistent with our plans, our working capital balance fluctuates as we use cash to fund our exploration, development activities and other operating expenses.

We have not generated any revenues from operations.  These unaudited consolidated interim financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business in the foreseeable future.  We have incurred operating losses for the six month periods ended June  30, 2014 and 2013 of $7,160,751 and $9,418,659, respectively, and since our inception on May 14, 1996 to June  30, 2014 our losses have resulted in an accumulated deficit of $92,003,813; further losses are anticipated in the development of our business.  Our cash on hand and working capital as of June  30, 2014 was $45,881,898 and $41,490,380, respectively.  We have also established an aggregate U.S.$55,000,000 senior secured credit facility consisting of a U.S.$45,000,000 project financing facility and a U.S.$10,000,000 cost overrun facility that is available to fund development and construction of the Pan Project.

Recoverability of amounts capitalized for our mineral properties, other than the Pan and Spring Valley Projects, are dependent upon our ability to raise funds or generate profits to enable funds to be available to complete exploration on the mineral properties, identify economically recoverable reserves and develop the mineral properties into profitable projects, or the receipt of adequate proceeds from the sale of such projects.

Recoverability of amounts capitalized for the Pan Project is dependent on our ability to complete development of the project and operate it profitability, or the receipt of adequate proceeds from any sale of the project.  The Spring Valley Project is subject to a joint venture agreement with Barrick Gold Corporation, who is responsible for carrying our share of costs incurred to production and arranging financing for our share of the cost of operations and mine exploration, development and construction expenses.

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

Net cash used in operating activities was $9,965,913 during the six months ended June  30, 2014 compared to $4,931,516 during the six months ended June  30, 2013, an increase of $5,034,397.  This increase is largely related to a foreign exchange loss of $4,269 during the six months ended June  30, 2014 compared to a foreign exchange gain of $3,522,316 during the comparable period of 2013.  In addition, the timing of payments for operating and exploration expenses out of accounts payable and accrued expenses has led to a substantial increase period over period.

Net cash used in investing activities for the six months ended June  30, 2014 was $23,340,304 compared to $2,758,813 during the comparable period of 2013.  Although most of our exploration and development stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities.  We are also capitalizing Pan construction, permitting, engineering and other development activities.  Cash used in investing activities during the six months ended June  30, 2014 consisted primarily of construction costs on the Pan Project, and property and equipment additions of $21,093,241 and $617,913 for the acquisition of mineral properties.  An additional $1,629,150 was spent towards a reclamation deposit on the surety bond purchased for the reclamation and remediation obligations of our Pan Project.

Net cash provided by financing activities of $26,635,754 consisted of cash proceeds from equity offerings of $27,539,599 and cash proceeds of $400,501 from the exercise of stock options during the period.  These cash proceeds were offset by preferred share dividend withholding tax payments of $466,192 and deferred financing costs paid of $838,154.

Contractual Obligations

A summary of our contractual obligations as of and subsequent to June 30, 2014 is provided in the following table:

	Fiscal Year
	2014	2015 - 2016	2017 - 2018	Thereafter	Total
Pan Construction Commitments (1)	$15,393,619	$-	$-	$-	$15,393,619
Contract Mining Commitments (2)	10,362,704	-	-	-	10,362,704
Reclamation Bonding (3)	794,488	-	-	-	794,488
Office and Office Equipment Leases (4)	130,887	445,848	417,678	374,802	1,369,215
Financing Obligations (5)	10,000	62,500	5,000	-	77,500
Consulting Arrangements (6)	1,921	5,548	2,561	-	10,030
Total	$26,693,619	$513,896	$425,239	$374,802	$28,007,556

(1)

We have entered into cancellable and non-cancellable agreements for capital expenditures relating to the development and construction of the Pan Project payable during 2014.  No agreements have been entered into which extend into 2015 or beyond.

(2)

We signed the notice to proceed with Ledcor on July 21, 2014, triggering the start of the 63 month term of the contract.  We will be paying Ledcor operational costs in the normal course of business, however a contract break fee exists if the contract is terminated out of convenience during the first 35 months of the contract.  The break fee begins at $10,362,704 (U.S.$9,712,000) and declines over the 35 month period.

(3)

As a part of the permitting process of the Pan Project, we are required to have a reclamation bond of approximately U.S.$15 million held with the BLM prior to the commencement of construction.  We purchased a surety contract for the reclamation bond, which requires us to deposit U.S.$3.7 million in installments into an escrow account as security for abandonment and remediation obligations. As of June 30, 2014, we have paid US$3.0 million of the U.S.$3.7 million deposit, which has been recorded in reclamation deposits on the consolidated balance sheet and we intend to remit the remaining U.S.$0.7 million during 2014.

(4)	We have obligations under operating leases for our corporate offices in Englewood, Colorado until 2020, field offices in Ely, Nevada until 2015 and office equipment until 2018.
(5)	In connection with the U.S.$55 million Commonwealth Bank of Australia Project Finance Facility, there is certain agency fees payable over the course of the 36 month term.
(6)	We have cancellable consulting agreements which extend to 2018.

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

We have an obligation to reclaim our properties after the surface has been disturbed by exploration, development and construction at the site.  As of June  30, 2014, we have accrued $9,299 as a current liability included in Accounts Payable and Accrued Liabilities and $2,205,410 as a long-term liability, compared to $9,299 and $51,967 as current and long term liabilities, respectively, at December 31, 2013, related to reclamation and other closure requirements at our properties. The significant increase during the six months ended June 30, 2014 is due to the commencement of construction at our Pan mine site, where construction on several of the mine site areas has begun or is nearing completion.  We have put surety bonding into place in respect of this obligation.  We have accrued as a liability the present value of our best estimate of the liabilities as of June  30, 2014; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Item 4.                 Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

On January 21, 2014, the Confederated Tribes of the Goshute Reservation (the “Goshute” or the “Tribe”) filed an Appeal and Petition for Stay of BLM’s Final Environmental Impact Statement and Record of Decision involving Approval of the Pan Mine Project Plan of Operations and Approval of Issuance of Right-of-Way Grant with the United States Department of Interior Office of Hearings and Appeals, Interior Board of Land Appeals (the “Administrative Proceeding”).  Although the BLM provided notice to the Goshute early in the federal review process for the Draft EIS, the Tribe did not participate in the consultation process with BLM (though two other Tribal governments did) but instead filed comments on the Draft EIS.  BLM responded to the Goshute comments in the Final EIS and the Tribe did not provide further comments on the Final EIS or the Record of Decision.  The Interior Board of Land Appeals was required to grant or deny a petition for stay pending appeal no later than March 7, 2014.  A decision for which a stay is not granted becomes effective immediately after the Appeals Board issues a denial or fails to act on the petition within 45 days.  Accordingly, the petition was deemed denied on March 7, 2014 and the BLM’s decisions are effective.  In response to the Petition, BLM noted that the Goshute “fails to describe with any specificity how the BLM violated” any applicable federal statutes and that the Goshute’s allegations are “wholly unsupported and insufficient to satisfy” their burden.  On February 14, 2014, our motion to intervene was been granted. Goshute’s filed their Statement of Reasons in support of their appeal on February 21, 2014 and the Company filed its answer to Goshute’s Statement of Reasons on March 20, 2014 setting forth in detail why the Goshute appeal should be summarily dismissed and the BLM’s approvals affirmed.  On April 17, 2014, BLM timely filed its Response to Goshute’s Statement of Reasons (“SOR”) explaining why the Goshute’s failed to meet their burden of establishing any error in BLM’s decision and, therefore, BLM’s decision should be affirmed.

Reply briefs are expressly discouraged under governing federal regulations.  In addition, the time has expired for Goshute to file any such reply to the Company’s answer to the Goshute SOR.  As of the date of this filing no reply from the Goshute to the BLM had been received.  No further briefing or proceedings are expected prior to the IBLA’s ruling on the Goshute appeal.

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

Item 1A.              Risk Factors.

We cannot assure you that we will be able to draw down any amounts under the Loan Facility.

Our ability to borrow funds under the Loan Facility will be subject to additional conditions precedent, including, but not limited to, funding of any expected cost overruns on the Pan Project and the execution of the required hedge contracts. To the extent that we are not able to satisfy these and other ongoing requirements, we may not be able to draw down any amounts or the full amount under the Loan Facility.

Our development operations at our Pan Project require substantial capital expenditures. The amounts we may be able to draw down under the Loan Facility, if any, may be insufficient to fund all of the planned development operations at our Pan Project.

Our development operations at our Pan Project require substantial capital expenditures. We make and expect to continue to make substantial capital expenditures in our business for the development of our other projects. To the extent we execute definitive agreements with respect to the Loan Facility and meet all of the conditions precedent to draw down the full amount under the Loan Facility, the amounts available to us under the Loan Facility may by insufficient to fund all of the planned development operations at our Pan Project. In addition, if the definitive agreements with respect to the Loan Facility restrict our ability to obtain additional financing as needed, the inability to obtain additional financing could result in a curtailment of our operations, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Other than described above, there are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, as filed on March 13, 2014 with the SEC.

Item 2.                Unregistered Sale of Equity Securities and Use of Proceeds.

Subsequent to the period covered by this Quarterly Report on Form 10-Q, on July 2, 2014, we issued 1,322,525 common shares to holders of our Series A Preferred Shares, in lieu of making a cash dividend payment.  The common shares were deemed “restricted securities” as defined in Rule 144(a)(3) of the United States Securities Act of 1933, as amended (the “Act”) and were issued pursuant to exemptions from registration available under Section 4(a)(2) and Section 3(a)(9) of the Act.

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 Mine Safety Disclosures.

We consider health, safety and environmental stewardship to be a core value for our Company and we strive for excellent performance.  We have a mandatory safety and health program including employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We consider this program to be essential at all levels to ensure that employees and the Company conduct themselves in an environment of exemplary health, safety and environmental governance.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Midway Gold Corp. for the three and six months ended June 30, 2014, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive (Income) Loss (iv) the Unaudited Consolidated Statements of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity, and (vi) the Notes to the Unaudited Consolidated Interim Financial Statements.

* filed herewith

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GOLD CORP.
August 6, 2014	By: /s/ Kenneth A. Brunk Kenneth A. Brunk Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)
August 6, 2014	By: /s/ Bradley J. Blacketor Bradley J. Blacketor Chief Financial Officer (Principal Financial and Accounting Officer)