Form 10-Q
period 2014-09-30
Midway Gold Corp
filed 2014-11-05
CIK 1319009

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

Large accelerated filer   ☐        Accelerated filer  ☒   Non-accelerated filer    ☐   Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of Common Shares outstanding at November 3,  2014:  174,919,068

EXPLANATORY NOTE

All amounts in this interim report on Form 10-Q are expressed in Canadian dollars, unless otherwise indicated.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in Canadian dollars, except shares) (unaudited)

	September 30,	December 31,
	2014	2013
Assets

Current Assets:
Cash and Cash Equivalents	$22,978,965	$51,363,302
Amounts Receivable	44,411	102,897
Inventories (Note 3)	486,238	-
Prepaid Expenses and Other Current Assets (Note 4)	2,274,519	431,023
Total Current Assets	25,784,133	51,897,222

Long Term Assets:
Reclamation Deposits (Note 7)	4,193,952	1,595,400
Property, Equipment and Mine Development (Note 5)	63,766,278	16,750,950
Mineral Properties (Note 6)	57,762,195	53,200,288
Other Long Term Assets (Note 4)	4,248,069	405,162

Total Assets	$155,754,627	$123,849,022

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable and Accrued Liabilities (Note 15)	$8,343,044	$2,879,730
Preferred Share Dividends Payable	1,591,537	1,515,845
Other Short Term Liabilities	963,270	1,440,926
Total Current Liabilities	10,897,851	5,836,501

Long Term Liabilities:
Derivative Liability (Note 11)	-	8,189,720
Asset Retirement Obligations (Note 7)	3,532,475	51,967
Other Long Term Liabilities	305,805	121,689
Total Liabilities	14,736,131	14,199,877

Redeemable Preferred Shares (Note 11)
Series A Preferred Shares - Unlimited, No Par Value;
Issued and Outstanding – 37,837,838 (2014 and 2013);
Redemption Price - US$1.85 per share	50,738,937	47,482,972

Stockholders’ Equity (Note 10):
Common stock authorized – unlimited, no par value; Issued and outstanding – 173,761,914 and 130,915,872 at September 30, 2014 and December 31, 2013, respectively	174,934,487	140,834,370
Additional Paid In Capital	3,210,029	3,195,325
Accumulated Other Comprehensive Income (Loss) (Note 13)	9,220,156	2,126,923
Accumulated Deficit	(97,085,113)	(83,990,445)
Total Stockholders' Equity	90,279,559	62,166,173

Total Liabilities and Stockholders' Equity	$155,754,627	$123,849,022

Commitments (Notes 7 and 14)

Subsequent Events (Notes  8 and 11)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

 (Expressed in Canadian dollars, except share and per share amounts) (unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Depreciation and Accretion	$242,907	$140,960	$583,104	$382,215
Write-down of Inventories	266,054	-	266,054	-
Mineral Exploration Expenditures (Schedule)	1,202,264	1,605,830	2,525,784	4,185,765
General & Administrative:
Consulting	183,872	68,053	242,239	370,743
Interest and Bank Charges	1,124	825	2,944	2,186
Investor Relations	15,875	11,003	70,719	22,360
Legal, Audit and Accounting	249,088	396,032	832,890	3,094,750
Office and Administration	696,268	300,772	2,094,335	931,433
Salaries and Benefits	1,574,158	1,163,197	4,665,241	3,801,241
Transfer Agent and Filing Fees	45,856	208,721	177,363	342,146
Travel	70,031	69,178	247,575	250,391
Operating Loss	4,547,497	3,964,571	11,708,248	13,383,230

Other Income (Expense):
Foreign Exchange Gain (Loss)	(25,462)	(1,259,322)	(29,731)	2,262,994
Gain on Change in Fair Value of Derivative Liabilities (Note 11)	-	988,443	-	15,574,007
Interest and Investment Income	4,861	40,397	28,660	128,188
Loss on Sale of Equipment	-	(2,681)	-	(2,681)
Investment Write Down	-	(43,125)	-	(43,125)
Other Income (Expense)	(35,957)	(15,590)	(175,237)	(24,393)
	(56,558)	(291,878)	(176,308)	17,894,990
Net Loss (Income) Before Income Tax	4,604,055	4,256,449	11,884,556	(4,511,760)
Income Tax Recovery (Expense)	(477,245)	272,628	(1,210,112)	2,179,077
Net Loss (Income)	$5,081,300	$3,983,821	$13,094,668	$(6,690,837)

Preferred Share Cumulative Dividend (Note 11)	1,591,536	1,478,516	4,627,716	4,367,633
Accretion of Redeemable Preferred Shares (Note 11)	1,143,144	949,370	3,255,965	2,697,943
Net Loss Attributable to Common Shareholders	$7,815,980	$6,411,707	$20,978,349	$374,739

Net Loss Per Share (Note 9)
Basic:
Weighted Average Number of Shares Outstanding	172,870,093	129,605,544	150,039,147	128,840,275
Net Loss Per Share	$0.05	$0.05	$0.14	$-

Diluted:
Weighted Average Number of Shares Outstanding	172,870,093	129,605,544	150,039,147	166,678,113
Net Loss Per Share	$0.05	$0.05	$0.14	$0.04

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

Consolidated INTERIM StatementS of COMPREHENSIVE (Income) Loss

(Expressed in Canadian dollars) (unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net Loss (Income) for the Period	$5,081,300	$3,983,821	$13,094,668	$(6,690,837)
Other Comprehensive Loss (Income)
Unrealized Loss (Gain) on Investment	-	7,500		13,750
Transfer of Realized Loss to Statement of Operations	-	(43,125)	-	(43,125)
Currency Translation Adjustment	(6,791,616)	1,180,729	(7,093,233)	(677,747)
Other Comprehensive Loss (Income)	(6,791,616)	1,145,104	(7,093,233)	(707,122)
Comprehensive Loss (Income)	$(1,710,316)	$5,128,925	$6,001,435	$(7,397,959)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars) (unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash Provided By (Used In):
Operating Activities:
Net Income (Loss)	$(13,094,668)	$6,690,837
Items Not Involving Cash:
Depreciation	476,839	380,540
Accretion	106,265	1,675
Stock-Based Compensation	647,206	993,953
Unrealized Foreign Exchange Loss	-	64,711
Inventory Write Down	266,054	-
Investment Write Down	-	43,125
Gain on Change in Fair Value of Derivative Liabilities	-	(15,574,007)
Lease Abandonment and Amortization of Deferred Rent	160,689	-
Deferred Income Tax Recovery	-	(3,237,223)
Loss on Sale of Equipment	-	2,681
Change in Non-Cash Working Capital Items:
Amounts Receivable	133,984	(42,002)
Inventories	(735,769)	-
Prepaid Expenses and Other Current Assets	(172,942)	(204,024)
Accounts Payable and Accrued Liabilities	(1,907,450)	448,988
Other Short Term Liabilities	(448,967)	1,080,184
Total Operating Activities	(14,568,759)	(9,350,562)

Investing Activities:
Mineral Property Acquisitions	(715,403)	(1,482,858)
Proceeds from Insurance	1,638,150
Additions to Property, Equipment and Mine Development	(39,703,879)	(4,874,255)
Reclamation Deposit	(2,438,754)	871,203
Total Investing Activities	(41,219,886)	(5,485,910)

Financing Activities:
Common Stock Issued, Net of Issue Costs	29,358,563	-
Preferred Share Dividends Paid	(699,359)	(1,925,655)
Deferred Financing Costs	(3,700,236)	(52,515)
Total Financing Activities	24,958,968	(1,978,170)

Effect of Exchange Rate Changes On Cash:	2,445,340	135,208

Decrease in Cash and Cash Equivalents	(28,384,337)	(16,679,434)
Cash and Cash Equivalents, Beginning of Period	51,363,302	75,052,836
Cash and Cash Equivalents, End of Period	$22,978,965	$58,373,402

Supplemental Disclosures with Respect to Cash Flows (Note 16)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

(Expressed in Canadian dollars) (unaudited)

	Convertible Preferred Shares		Stockholder’s Equity (Deficit)
	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2012	37,837,838	$44,261,122	128,451,298	$138,304,344	$11,418,155	$(436,344)	$(92,896,376)	$56,389,779
Shares Issued:
Exercise of Stock Options	-	-	37,500	34,125	(13,125)	-	-	21,000
Shares Issued For Dividends	-	-	2,427,074	2,495,901	-	-	-	2,495,901
Share Issue Costs	-	(314)	-	-	-	-	-	-
Stock-Based Compensation	-	-	-	-	1,174,509	-	-	1,174,509
Accretion of Cost of Redeemable Preferred Shares	-	3,500,736	-	-	(3,500,736)	-	-	(3,500,736)
Preferred Shares Dividends Payable	-	(278,572)	-	-	(5,883,478)	-	-	(5,883,478)
Unrealized Loss on Investment	-	-	-	-	-	(13,750)	-	(13,750)
Write-off of Investment	-	-	-	-	-	43,125		43,125
Unrealized Foreign Exchange Gain	-	-	-	-	-	2,533,892	-	2,533,892
Net Income (Loss)	-	-	-	-	-	-	8,905,931	8,905,931
Balance, December 31, 2013	37,837,838	47,482,972	130,915,872	140,834,370	3,195,325	2,126,923	(83,990,445)	62,166,173
Shares Issued:
Public Offerings and Consent Fee	-	-	36,949,243	27,853,910	-	-	-	27,853,910
Exercise of Stock Options	-	-	1,967,500	2,393,542	(938,541)	-	-	1,455,001
Shares Issued For Dividends	-	-	3,929,299	3,852,665	-	-	-	3,852,665
Stock-Based Compensation	-	-	-	-	647,206	-	-	647,206
Accretion of Cost of Redeemable Preferred Shares	-	3,255,965	-	-	(3,255,965)	-	-	(3,255,965)
Preferred Shares Dividends Payable	-	-	-	-	(4,627,716)	-	-	(4,627,716)
Reclassification of Derivative Liability	-	-	-	-	8,189,720	-	-	8,189,720
Unrealized Foreign Exchange Gain	-	-	-	-	-	7,093,233	-	7,093,233
Net Income (Loss)	-	-	-	-	-	-	(13,094,668)	(13,094,668)
Balance, September 30, 2014	37,837,838	$50,738,937	173,761,914	$174,934,487	$3,210,029	$9,220,156	$(97,085,113)	$90,279,559

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES

 (Expressed in Canadian dollars) (unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Exploration costs incurred are summarized as follows:
Pan Project
Assays and Analysis	$33,252	$1,358	$33,252	$1,358
Engineering and Consulting	1,462	31,427	1,462	65,781
Environmental	886	-	886	32
Field Office and Supplies	1,098	126,622	2,814	208,812
Legal and Accounting	908	-	908	6,076
Property Maintenance and Taxes	-	-	-	1,200
Reclamation Costs	48	(4,946)	52	1,896
Reproduction and Drafting	-	4,102	11	6,084
Salaries and Labor	47,959	378,504	50,472	999,378
Travel, Transportation and Accommodation	448	41,242	2,495	142,076
	86,061	578,309	92,352	1,432,693
Gold Rock Project
Assays and Analysis	-	7,150	-	124,361
Drilling	-	-	-	413,109
Engineering and Consulting	96,956	33,036	138,292	181,366
Environmental	235,430	338,790	821,211	581,367
Field Office and Supplies	19,334	17,980	67,884	196,731
Legal and Accounting	15,349	114	19,665	16,111
Property Maintenance and Taxes	178,317	167,589	179,440	236,411
Reclamation Costs	355	84	562	6,600
Reproduction and Drafting	-	704	2,174	2,381
Salaries and Labor	59,622	48,542	330,886	469,222
Travel, Transportation and Accommodation	2,543	15,280	18,886	66,935
	607,906	629,269	1,579,000	2,294,594
Spring Valley Project
Engineering and Consulting	11,924	-	104,628	(205)
Field Office and Supplies	754	-	15,017	160
Legal and Accounting	2,767	-	21,215	3,627
Property Maintenance and Taxes	9,784	-	9,784	-
Reclamation Costs	18	-	28	12
Reproduction and Drafting	-	-	1,536	4
Salaries and Labor	3,680	-	54,257	1,195
Travel, Transportation and Accommodation	94	-	8,191	121
	29,021	-	214,656	4,914
Tonopah Project
Engineering and Consulting	-	-	-	2,335
Environmental	-	1,498	-	2,271
Field Office and Supplies	2,398	931	3,390	1,166
Legal and Accounting	-	-	-	30
Property Maintenance and Taxes	78,927	69,533	79,496	70,055
Reclamation Costs	56	10	58	281
Reproduction and Drafting	-	-	95	6
Salaries and Labor	10,284	6,074	23,087	7,575
Travel, Transportation and Accommodation	298	896	830	1,093
	91,963	78,942	106,956	84,812
Sub-Total Balance Carried Forward	$814,951	$1,286,520	$1,992,964	$3,817,013

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

SCHEDULE OF MINERAL EXPLORATION EXPENDITURES - CONTINUED

(Expressed in Canadian dollars)  (unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Sub-Total Balance Brought Forward	$814,951	$1,286,520	$1,992,964	$3,817,013
Golden Eagle Project
Engineering and Consulting	-	-	-	3,212
Field Office and Supplies	17	6	1,193	500
Legal and Accounting	-	-	-	66
Property Maintenance and Taxes	579	473	7,963	3,653
Reproduction and Drafting	-	-	134
Salaries and Labor	40	40	4,307	2,947
Travel, Transportation and Accommodation	2	6	687	240
	638	525	14,284	10,618
Pinyon Project
Engineering and Consulting	-	-	-	273
Field Office and Supplies	2,258	907	2,566	4,384
Legal and Accounting	-	-	-	480
Property Maintenance and Taxes	78,580	69,190	78,580	124,306
Reclamation Costs	53	10	53	36
Reproduction and Drafting	-	-	35	101
Salaries and Labor	5,376	5,920	8,428	26,968
Travel, Transportation and Accommodation	280	874	459	2,567
	86,547	76,901	90,121	159,115
Property Investigations
Assays and Analysis	-	1,550	656	1,550
Engineering and Consulting	-	258	29,226	11,229
Field Office and Supplies	7,831	-	17,283	487
Legal and Accounting	-	-	-	297
Property Maintenance and Taxes	272,501	240,076	273,629	185,012
Reclamation Costs	183	-	193	-
Reproduction and Drafting	-	-	982	-
Salaries and Labor	18,642	-	100,210	17
Travel, Transportation and Accommodation	971	-	6,236	427
	300,128	241,884	428,415	199,019
Total Mineral Exploration Expenditures	$1,202,264	$1,605,830	$2,525,784	$4,185,765

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

1.  Nature and Continuance of Operations

Midway Gold Corp. (the “Company”) was incorporated on May 14, 1996 under the laws of the Province of British Columbia and its principal business activities are the acquisition, exploration and development of mineral properties.

The Company has not generated any revenues from operations.  These unaudited consolidated interim financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future.  The Company has incurred operating losses for the three and nine months ended September 30, 2014 of $4,547,497 and $11,708,248,  respectively.  Further operating losses are anticipated in the development of its business.  Since inception of May 14, 1996 to September 30, 2014 the Company’s accumulated deficit totals $97,085,113.  The Company’s cash on hand and working capital at September 30, 2014 is  $22,978,965 and $14,886,282, respectively.  The Company also has established an aggregate U.S.$55,000,000 senior secured credit facility consisting of a U.S.$45,000,000 project financing facility and a U.S.$10,000,000 cost overrun facility to fund development and construction of the Pan Project (Note 8).

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

Recoverability of amounts capitalized for the Pan Project is dependent on the Company’s ability to draw on the Company’s debt facility, successfully complete construction and operate it profitably, or the receipt of adequate proceeds from any sale of the project.  The Spring Valley project is subject to a joint venture agreement with Barrick Gold Exploration Inc., who is responsible for carrying the Company to production by funding and arranging financing for the Company’s share of cost of operations and mine exploration, development and construction expenses.  The Company is responsible for funding costs incurred subsequent to commercial production.  Barrick is also responsible for arranging financing for the Company’s share of the cost of operations and mine exploration, development and construction expenses.

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

Inventories

As of September 30, 2014, inventories include ore on leach pads and materials and supplies.  Ore on leach pad is carried at the lower of cost or net realizable value.  Cost includes mining costs (ore and waste) including mine site overhead and depreciation and amortization.  Net realizable value is computed using expected metal prices reduced for any further estimated processing, refining, and selling costs.

Materials and supplies are valued at the lower of weighted average cost or net realizable value.  Cost includes applicable taxes and freight.

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

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915)”.  The amendments in ASU 2014-10 remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification.  In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity.  As allowed by ASU 2014-10, the Company has early adopted ASU 2014-10 and impacts of its adoption have been reflected throughout the Company’s consolidated financial statements, with the significant effect being the elimination of disclosures of certain cumulative amounts incurred during the period from inception to the period end reporting date.

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

3. Inventories

The following table provides the components of inventories:

	September 30, 2014	December 31, 2013
Materials and Supplies	$70,278	$-
Ore on Leach Pads	415,960	-
	$486,238	$-

The Company began placing ore on the leach pad during the three months ended September 30, 2014.  The period-end market value of the Company’s production-related inventories is determined in part by using expected realizable gold prices and is highly sensitive to this input.    The Company had a write-down of Ore on Leach Pads inventory of $266,054 during the three and nine months ended September 30, 2014.   A decline in metal price levels and/or an increase in production costs per ounce of gold could result in, or contribute to, a future write-down of production-related inventories.

4. Prepaids and Other Assets

At September 30, 2014 and December 31, 2013, prepaids and other assets consisted of the following:

	September 30, 2014	December 31, 2013
Prepaid Expenses and Other Current Assets
Insurance Proceeds Receivable	$1,654,212	$-
Prepaid Expenses	583,297	396,903
Deposits	37,010	34,120
	$2,274,519	$431,023
Other Long Term Assets
Deferred Financing Costs	$4,138,031	$299,902
Deposits	110,038	105,260
	$4,248,069	$405,162

5.  Property, Equipment and Mine Development

At September 30, 2014 and December 31, 2013, property, equipment and mine development consisted of the following:

	September 30,	December 31,
	2014	2013
Land	$617,047	$585,974
Buildings and Leasehold Improvements	802,059	761,670
Computer Equipment and Software	1,911,325	1,403,123
Trucks and Autos	445,404	422,975
Office Equipment	281,483	248,370
Field Equipment	1,033,910	287,447
Mine Development	60,727,734	14,511,873
Subtotal	65,818,962	18,221,432
Accumulated Depreciation	(2,052,684)	(1,470,482)
Totals	$63,766,278	$16,750,950

Depreciation expense for the three and nine months ended September 30, 2014 was $181,519 and $476,839, respectively, compared to depreciation expense for the three and nine months ended September 30, 2013 of $140,323 and $380,540, respectively.

During the three months ended September 30, 2014 severe thunderstorms damaged portions of Mine Development assets at the Company’s Pan project resulting in a $3,334,212 write-down of Mine Development costs.  Repairs of all damage has been completed as of September 30, 2014, with an estimated total cost of $3,853,001 to complete the repair work.  Insurance proceeds of $1,638,150 were received during the three months ended September 30, 2014 and additional proceeds of $1,654,212 was receivable as of September 30, 2014 of which $1,125,900 was received subsequent to September 30, 2014 (Note 4).  No net gain or loss resulted from the write down of the Mine Development costs and the recognition of insurance proceeds.  Further proceeds that maybe received will be recognized upon final settlement of the insurance claim.

6.    Mineral Properties

Details on the Company’s mineral properties are found in Note 7  to the audited consolidated financial statements for the year ended December 31, 2013.

	September 30,	December 31,
Mineral Property	2014	2013
Pan	$37,990,656	$35,831,787
Gold Rock	2,315,823	1,885,212
Spring Valley	5,487,292	5,168,424
Tonopah	9,411,232	7,959,646
Golden Eagle	2,433,200	2,310,671
Pinyon	123,992	44,548
Totals	$57,762,195	$53,200,288

(a)	Pan property, Nevada

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

Through a series of four royalty agreements and one assignment, the Company acquired claims that currently comprise the Gold Rock property.  The royalty agreements are subject to sliding scale royalties on NSR ranging between 2% and 6% based upon gold price and advanced minimum royalty payments recoverable from commercial production.  During the nine months ended September 30, 2014, the Company has paid $315,105 (U.S.$295,217) in advanced minimum royalty payments.

(c)	Spring Valley property, Nevada

The Company signed an exploration and option to joint venture agreement with Barrick Gold Exploration Inc. (“Barrick”), a wholly owned subsidiary of Barrick Gold Corporation, effective March 9, 2009, granting Barrick the exclusive right to explore, develop and earn an interest in the Spring Valley property.  Barrick has completed the expenditure requirement of U.S.$38.0 million to earn a 70% interest in the Spring Valley property.  The Company has elected to allow Barrick to earn an additional 5% interest (75% total) by carrying the Company to production and arranging financing for the Company’s share of the cost of operations and mine exploration, development and construction expenses.  The cost that Barrick incurs from carrying the Company to production will be recouped by Barrick, plus interest, once commercial production has been established.

The Company exercised its option to enter into a joint venture with Barrick as of February 23, 2014.  With the formation of the joint venture agreement with Barrick, initial capital accounts were established by terms of the joint venture agreement, and Barrick is the manager of the joint venture.

(d)	Tonopah property, Nye County, Nevada

Through a series of agreements, amendments and payments the Company acquired a 100% interest in the Tonopah property.  The acquisition is subject to a sliding scale royalty on NSR between 2% and 7% from any commercial production, based on changes in gold prices and an advance minimum royalty, recoverable from commercial production, of U.S.$300,000 per year payable on each August 15th.  The Company entered into an agreement allowing payment of only U.S.$50,000 of the U.S.$300,000 payment due on August 15, 2014.  The remaining U.S.$250,000,  along with the August 15, 2015 U.S.$300,000 payment, will be paid subsequent to economic completion of the Pan project (Note 8).  The Company is contractually obligated for both payments and has accrued these unpaid amounts in accrued liabilities.

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

The Company entered into an earn-in agreement with Aurion Resources (“Aurion”) in November 2012 for claims. The Company can earn up to a 70% interest in the Pinyon property.  The Company can also earn an additional 5% (75% total) by arranging mine financing.  As of September 30, 2014 the Company has a spent a total of $377,466.

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

At September 30, 2014 and December 31, 2013 the Company had purchased surety contracts for reclamation bonds covering the Company’s exploration projects in the amount of U.S.$846,491.  The surety contracts were renewed in May 2014 and are in place through May of 2015, at which point the Company can elect to renew the surety contracts or deposit the full cash amount of the reclamation bonds with the BLM.

As a part of the permitting process for the Pan Project, the Company is required to have a reclamation bond of approximately U.S.$15,300,000 held with the BLM.  The Company purchased a surety contract for the reclamation bond, which amount requires the Company to deposit U.S.$3,700,000 into an escrow account as security for abandonment and remediation obligations,    which has been recorded in reclamation deposits on the Consolidated Balance Sheet.  The surety contract names the Company and several of its subsidiaries as indemnitors to the surety agreement. The holder of the surety contract may require, at its sole discretion that the Company make additional deposits to the escrow account of up to the U.S.$15,300,000 reclamation bond amount.  The Company is required to maintain the escrow account until all abandonment and remediation obligations have been completed to the satisfaction of the BLM.  Over the life of the Pan Project, prior to the completion of all abandonment and remediation obligations, the Company has the right to request a refund of a portion or all of the Pan Project reclamation deposit.  Granting of the request is at the surety contract holder’s sole discretion.

At September 30, 2014 and December 31, 2013,  $3,542,236 and  $61,236, respectively, were accrued for reclamation obligations relating to the Company’s properties. A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2014 is as follows:

Balance as of December 31, 2013	$61,236
Additions, Changes in Estimates and Other	3,372,424
Liabilities Settled	-
Accretion of Liability	108,576
Balance as of September 30, 2014	$3,542,236
Less: Current Asset Retirement Obligations	9,761
Long-Term Asset Retirement Obligations	$3,532,475

Additions, changes in estimates and other during the nine months ended September 30, 2014 were related to construction of the Pan mine, which began in January 2014.  Construction on several areas of the Pan mine plan are completed or are nearing completion as of September 30, 2014.  The Company estimates that of the reclamation obligations as of September 30, 2014,  approximately 94% of its total reclamation expenditures will occur during the years 2028 – 2039.

The current portion of reclamation and remediation liabilities of $9,761 and $9,269 at September 30, 2014 and December 31, 2013, respectively, are included in Accounts Payable and Accrued Liabilities on the accompanying consolidated interim balance sheets.

8. Debt

On July 18, 2014, the Company entered into a U.S.$55 million three-year senior secured project finance facility (the “Loan Facility”) with Commonwealth Bank of Australia (“CBA”) which will be used to fund continued development and construction of the Pan Project.  The Loan Facility is comprised of two tranches: a project finance facility of U.S.$45 million, plus a cost overrun facility of U.S.$10 million. Advances under the project finance facility will bear interest at LIBOR plus 3.75% until economic completion, as defined in the Loan Facility agreement, and LIBOR plus 3.50%  thereafter.  Advances under the cost overrun facility will bear interest at the project finance facility rate plus 2.00%.

The Loan Facility will be secured by substantially all of the assets of the borrower (MDW Pan LLP, a wholly-owned subsidiary of the Company, and the owner of the Pan Project and related assets) and all other entities of the consolidated group. Upon achieving economic completion and meeting certain other requirements, security will be limited to the assets of MDW Pan LLP and guarantees from the Company and an affiliate.  Pursuant to the Loan Facility, the Company’s ability to receive distributions from MDW Pan LLP for corporate general and administrative expenses, and other non-Pan expenditures is contingent upon satisfying certain conditions precedent and achieving various economic completion tests relating to, but not limited to, mine production, recoveries, sales, costs and sustainability over a three-month period.  Economic completion must be achieved by September 30, 2015.

The Company’s ability to draw on the Loan Facility is contingent upon customary conditions precedent, including, but not limited to, funding any expected cost overruns on the Pan Project and establishment of an un-margined hedging program through CBA.  The Company satisfied the gold hedging requirements on October 7, 2014 by entering into commitments to deliver to CBA, at a flat forward price of $1,200 per ounce, 80,500 ounces of gold over a 23-month period commencing in May 2015.

As of September 30, 2014, the Company has not drawn against the Loan Facility. The Loan Facility was amended on October 3, 2014, which provided for quarterly loan repayment terms to begin in June 2015 through the maturity date of March 31, 2017.

9.    Net Loss (Income) Per Share

Basic loss (income) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted loss (income) per common share is calculated using the weighted-average number of common shares outstanding for the period and includes the dilutive effect of preferred shares, stock options and warrants.

The two-class method is used to calculate basic and diluted loss (income) per common share since preferred shares are a participating security under ASC 260 Earnings Per Share.  The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  Under the two-class method, basic loss (income) per common share is computed by dividing net loss (income) attributable to common shareholders after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year.  Diluted loss (income) per common share is computed using the more dilutive of the two-class method or the if-converted method.  In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

Basic and diluted (income) loss per share for the three and nine months ended September 30, 2014 and 2013 are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic Loss (Income) Per Share:
Numerator:
Net Loss (Income) Attributable to Common Shareholders	$7,815,980	$6,411,707	$20,978,349	$374,739
Denominator:
Weighted-Average Common Shares For Basic Loss (Income) Per Share	172,870,093	129,605,544	150,039,147	128,840,275
Basic Loss (Income) Per Share	$0.05	$0.05	$0.14	$-

Diluted Loss Per Share:
Numerator:
Net (Income) Loss Attributable to Common Shareholders	$7,815,980	$6,411,707	$20,978,349	$374,739
Effect of Gain on Change in Fair Value of Derivative Preferred Liability	-	-	-	14,427,439
Effect of Accretion of Redeemable Preferred Shares	-	-	-	(2,697,943)
Effect of Preferred Shares Dividend	-	-	-	(4,367,633)
Effect of Canadian Corporate Dividend Tax	-	-	-	(1,061,992)
Diluted Loss	$7,815,980	$6,411,707	$20,978,349	$6,674,610

Denominator:
Weighted-Average Common Shares for Basic (Income) Loss Per Share	172,870,093	129,605,544	150,039,147	128,840,275
Effect of Dilutive Securities:
Preferred Series A shares	-	-	-	37,837,838
Stock Options	-	-	-	-
Dilutive Potential Common Shares	-	-	-	37,837,838
Total Shares	172,870,093	129,605,544	150,039,147	166,678,113
Diluted Loss Per Share	$0.05	$0.05	$0.14	$0.04

For the three and nine months ended September 30, 2014, 37,837,838 preferred shares that could be converted to shares of common stock were not included in the computation of diluted loss per common share, as the effect of doing so would have been anti-dilutive.

For the three and nine months ended September 30, 2014 and 2013, the effects of the assumed exercise of stock options of 3,598,161 and 4,134,167 shares of common stock, respectively, were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive.

10.  Share Capital

(a)     The Company is authorized to issue an unlimited number of common shares and preferred shares.

(b)     Share issuances

(i)	On January 2, 2014, the Company issued 1,485,728 common shares in the amount of $1,284,431 for the payment of the Q4 2013 quarterly dividend on the Series A Preferred Shares (Note 11).

(ii)	On April 1, 2014, the Company issued 1,121,046 common shares in the amount of $1,298,573 for the payment of the Q1 2014 quarterly dividend on the Series A Preferred Shares (Note 11).

(iii)

On June 6, 2014, the Company issued 30,121,000 common shares upon the close of a “bought deal” public offering for U.S.$0.83 per share (the “June 6, 2014 Offering”).  Gross proceeds of the June 6, 2014 Offering were $27,340,470 (U.S.$25,000,430).  The Company incurred $2,053,544 (U.S.$1,889,020) in share issuance costs.  Additionally, the Company issued 3,434,474 common shares in the amount of $3,117,431 (U.S.$2,850,613) for payment of the Series A Preferred Shareholders’ consent to issue shares in the June 6, 2014 Offering.

(iv)

On June 17, 2014, the Company issued 3,012,100 common shares as an over-allotment to the June 6, 2014 Offering for U.S.$0.83 per share.  Gross proceeds of the over-allotment were $2,713,047 (U.S.$2,500,043).  The Company incurred $146,063 (U.S.$134,595) in issuance costs.  Additionally, the Company issued 381,669 common shares in the amount of $343,775 (U.S.$316,785) for payment of the Series A Preferred Shareholders’ consent to issue shares for the over-allotment of the June 6, 2014 Offering.

(v)	On July 2, 2014, the Company issued 1,322,525 common shares in the amount of $1,269,661 for the payment of the Q2 2014 quarterly dividend on the Series A Preferred Shares (Note 11).

(vi)

During the nine months ended September 30, 2014, the Company issued 1,967,500 common shares pursuant to the exercise of employee stock options.  Proceeds received on the options exercised totalled $1,455,001.

(c)     Stock options

On June 20, 2013, the Company adopted the 2013 Stock and Incentive Plan (the “2013 Plan”) after approval of the 2013 Plan by the Company’s Shareholders at the Annual General and Special Meeting.  The 2013 Plan is designed to replace the 2008 Stock Option Plan (the “Plan”); however, all outstanding option grants as of June 20, 2013 remain under the 2008 Stock Option Plan.  Upon adoption of the 2013 Plan, the 2008 Stock Option Plan ceased to be available for the granting of new stock options.

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

The stock-based compensation for options vesting during the three and nine months ended September 30, 2014 and 2013 is included in the consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Salaries and Benefits	$217,736	$184,360	$564,601	$787,979
Mineral Exploration Expenditures	1,653	40,420	28,204	142,381
Mine Development	3,561	-	18,594	-
Consulting	5,435	17,484	35,807	63,593
Total	$228,385	$242,264	$647,206	$993,953

2008 Stock Option Plan – TSX Stock Exchange

The estimated unrecognized compensation cost from unvested options as of September 30, 2014 was approximately $61,169, which is expected to be recognized over the remaining vesting period of 0.44 years, and has a weighted average remaining contractual term of 3.45 years.

The weighted-average grant date fair value of unvested options is summarized below for the nine months ended September 30, 2014 and 2013.

	September 30, 2014	September 30, 2013
Unvested Beginning of Year	$0.55	$2.12
Granted	-	0.55
Vested	0.55	0.63
Expired	(1.19)	(1.01)
Unvested End of Period	$0.55	$0.82

The following table summarizes activity for compensatory stock options during the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2014	9,645,834	$1.27	$632,800	8,122,490
Granted	-	-	-	748,336
Exercised	(1,967,500)	0.74	-	(1,967,500)
Expired	(1,440,001)	1.64	-	(1,193,331)
Outstanding, September 30, 2014	6,238,333	$1.36	$979,825	5,709,995

The following table summarizes information about outstanding compensatory stock options as of September 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.58 - $1.00	2,159,167	0.9	$0.73	2,159,167	$0.73	$957,292
$1.01 - $1.60	1,721,666	3.4	1.16	1,193,328	1.17	22,533
$1.61 - $2.10	2,357,500	2.1	2.08	2,357,500	2.11	-
	6,238,333	2.1	$1.36	5,709,995	$1.38	$979,825

2013 Stock Option Plan – NYSE MKT Stock Exchange

The estimated unrecognized compensation cost from unvested options as of September 30, 2014 was approximately U.S.$517,433, which is expected to be recognized over the remaining vesting period of 2.76 years, and has a weighted average remaining contractual term of 4.66 years.

The weighted-average U.S.$ grant date fair value of unvested options is summarized below for the nine months ended September 30, 2014 and 2013.

	September 30, 2014	September 30, 2013
Unvested Beginning of Year	$0.41	$-
Granted	0.44	0.44
Vested	0.47	-
Expired	(0.56)	-
Unvested End of Period	$0.42	$0.44

The following table summarizes activity for compensatory stock options during the nine months ended September 30, 2014, values in U.S.$, except share amounts:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2014	399,000	$0.87	$-	-
Granted	1,756,005	1.07	-	562,333
Exercised	-	-	-	-
Expired	(261,628)	-	-	(250,000)
Outstanding, September 30, 2014	1,893,377	$0.96	$38,210	312,333

The following table summarizes information about outstanding compensatory stock options as of September 30, 2014, values in U.S.$, except share amounts:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.56 - $1.00	1,876,702	4.69	$0.90	312,333	$0.92	$38,210
$1.01 - $1.60	16,675	4.31	1.03	-	-	-
	1,893,377	4.69	$0.96	312,333	$0.92	$38,210

d)     Share purchase warrants:

There were no outstanding warrants as of September 30, 2014.

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

During the nine months ended September 30, 2014, the Company did not issue any warrants.

11.  Redeemable Preferred Shares

In December 2012, the Company issued 37,837,838 Series A Preferred Shares at U.S.$1.85 per share for gross proceeds of $68,936,000  (U.S.$70,000,000) by way of a private placement.  The Company incurred a total of $641,333 in share issuance costs, of which the Company proportionately allocated $229,753 to an embedded derivative liability and, the remaining share issuance costs of $411,580 were netted against the redeemable preferred shares on the Consolidated Balance Sheet.  The Series A Preferred Shares are a participating security as defined under ASC 260, in that the security participates in dividends with common stock and has rights to earnings (additional-paid-in-capital in the absence of earnings) that otherwise would have been available to common shareholders.  There is an eight percent (8%) annual dividend, compounding monthly, payable quarterly on the Series A Preferred Shares. At the Company’s option, it may pay the 8% dividend with common shares, net of withholding taxes, in-lieu of cash, based on the closing price of the Company’s common shares as quoted by the NYSE MKT on the trading day immediately prior to the payment date.

Details of dividends paid or declared to date are as follows:

Dividend	Date Declared	Record Date	Dividend Per Share	Total Dividend	Payment Date	Payment Type (1)
Preferred Series A Holders	3/11/2013	3/25/2013	$0.04	$1,699,140	4/1/2013	Cash
Preferred Series A Holders	6/20/2013	6/24/2013	0.04	1,479,868	7/2/2013	1,166,930 Shares
Preferred Series A Holders	9/17/2013	9/23/2013	0.04	1,467,197	10/1/2013	1,260,144 Shares
Preferred Series A Holders	12/19/2013	12/23/2013	0.04	1,515,845	1/2/2014	1,485,728 Shares
Preferred Series A Holders	3/25/2014	3/28/2014	0.04	1,536,547	4/1/2014	1,121,046 Shares
Preferred Series A Holders	6/18/2014	6/27/2014	0.04	1,499,632	7/2/2014	1,322,525 Shares
Preferred Series A Holders	9/19/2014	9/26/2014	0.04	1,591,537	10/1/2014	1,157,154 Shares
			$0.28	$10,789,766
(1)	Dividends denoted as paid in shares require the issuance of shares and the payment of withholding taxes in cash.

Canadian tax legislation requires a corporate tax to be paid on all cash or in-kind dividends declared and paid by a Canadian entity on taxable preferred shares.  The dividends declared since the offering in December 2012 have resulted in Canadian corporate “Part VI.1” tax of $2,712,925, $1,762,136 of which has been remitted as of September 30, 2014.  The Company is entitled to a deduction for tax purposes equal to 3.5 times Part VI.1 taxes paid.  Therefore, future Canadian corporate tax savings, if realized, should approximately offset the preferred dividend tax expense.

During the three and nine months ended September 30, 2014 the Company incurred $477,245 and $1,210,112 of Part VI.1 tax expense, respectively.  During the three and nine months ended September 30, 2013 the Company incurred $309,801 and $1,061,992 of Part VI.1 tax expense, respectively.

The holders of each Series A Preferred Share are able to convert the shares into a  common share on a one-for-one basis at any time.  After December 13, 2013, the Company can pro-ratably force conversion of the shares into common shares on a one-for-one basis provided that the weighted average price of the common shares exceeds U.S.$3.70 on each trading day during 20 consecutive trading days immediately prior to both the delivery of an applicable mandatory conversion notice and the applicable mandatory conversion date.  From December 13, 2017, the Company or each holder of Series A Preferred Shares has the right, exercisable by 30 days' notice in writing, to redeem or to require the Company to redeem at their issue price of U.S.$1.85 per share any portion of the Series A Preferred Shares plus accumulated unpaid dividends for cash.

If the outstanding Series A Preferred Shares had been converted as of September 30, 2014,  37,837,838 common shares would have been issued and the fair value of those common shares based upon the closing price on the NYSE MKT as of September  30,  2014 of U.S.$1.04 would have been U.S.$39,351,351.  If the common share price was above U.S.$1.85, there would be no change to the number of common shares issued upon conversion.

Holders of the Series A Preferred Shares, have the right to nominate and elect, voting as a separate class, one (1) director to the Company’s Board.  If the size of the Company’s Board is increased beyond seven (7) members, increases will occur in increments of two (2) and the “Preferred Governance Majority” will have the right to designate one (1) of the two additional director nominees for election or appointment as director.  The Preferred Governance Majority has the right to fill any vacancy of the preferred shareholder director position.

Subject to shareholder approval, if the Company is unable to redeem any Series A Preferred Shares two (2) years after a demand for redemption, then, subject to a special separate resolution of the holders of common shares and provided it is permitted by the Company’s articles, as amended, the holder of Series A Preferred Shares are to be entitled to (i) as a single class, vote to elect a majority of our Board, and (ii) in the event that our articles do not permit a single class of our shareholders to elect a majority of our Board sell, as may be permitted by applicable law, on our behalf, our assets, in such holder’s discretion, that are sufficient to redeem any Series A Preferred Shares. The proposal of this special separate resolution of the holders of our common shares failed to pass during our 2013 and 2014 Annual General and Special meeting of shareholders.  The Company is required to seek shareholder approval for the proposal of the special resolution at each annual and special meeting of shareholders until the special resolution is passed.

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

The balance of the Company’s redeemable preferred shares and changes in the carrying amount of the redeemable preferred shares are as follows:

Redeemable Preferred Shares
Balance as of December 31, 2012	$44,261,122
Accretion of Redeemable Preferred Shares	3,500,736
Preferred Share Cumulative Dividend	5,883,478
Declared Preferred Share Cumulative Dividend	(6,162,050)
Share Issuance Costs	(314)
Balance as of December 31, 2013	$47,482,972
Accretion of Redeemable Preferred Shares	3,255,965
Preferred Share Cumulative Dividend	4,627,716
Declared Preferred Share Cumulative Dividend	(4,627,716)
Balance as of September 30, 2014	$50,738,937

12.  Fair Value Measurements

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Certain financial instruments, including cash and equivalents, amounts receivable, current assets, reclamation deposits, accounts payable, preferred share dividends payable and other short and long term liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments.

The Company did not have any Level 1 financial assets or liabilities as of September 30, 2014 or December 31, 2013.

The Company’s Level 2 liability as of December 31, 2013 is an embedded derivative liability related to the convertible Series A Preferred Shares issued as part of a private offering closed on December 13, 2012 (Note 11).  The Company engaged a third party valuation firm to determine the fair value of the derivative liability and the Company recorded the change in the fair value of the derivative liability through the Consolidated Statement of Operations.   As a result of the change in functional currency of the Company’s parent from the Canadian dollar to the U.S. dollar, effective January 1, 2014, the embedded derivative liability related to the convertible Series A Preferred Shares was reclassified to additional paid in capital at that date, and no embedded derivative liability is recorded as of September 30, 2014.

The Company did not have any Level 3 financial assets or liabilities as of September 30, 2014 or December 31, 2013.

Financial instruments measured at fair value as at December 31, 2013 were as follows:

Financial Instrument	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total at December 31, 2013
Liabilities
Preferred Share Liability	$-	$(8,189,720)	$-	$(8,189,720)

13.  Accumulated Other Comprehensive Income

The components of AOCI as of September 30, 2014 were as follows:

	Currency Translation Adjustment	Total AOCI
Balance as of December 31, 2013	$(2,126,923)	$(2,126,923)
Other Comprehensive Income Before Reclassifications	(7,093,233)	(7,093,233)
Balance as of September 30, 2014	$(9,220,156)	$(9,220,156)

14.  Commitments

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado until 2020, field offices in Ely, Nevada until 2015 and office equipment until 2018.  Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included in the table below.

The Company signed a Contract Mining Agreement with Ledcor CMI, Inc (“Ledcor”) on May 19, 2014 relating to mining activities at the Pan project.  On July 21, 2014, the Company signed the notice to proceed with Ledcor, triggering the start of the 63 month term of the contract.  Under the terms of the Contract Mining Agreement, Ledcor is to provide all required labor, material and equipment (excluding fuel) to complete all necessary drilling, blasting, loading, hauling and related activities for the mining of the Pan project.  Payment by the Company to Ledcor is primarily based on unit prices for bank cubic yards and tons.  The Contract Mining Agreement contains a lease related to mining equipment as well as other non-lease elements.  The Contract Mining Agreement is an operating lease and accounted for as such.  Expected future minimum payments, including both the future minimum lease payments and the other non-lease element payments for the Contract Mining Agreement over the initial 35 months of the agreement, consistent with the break fee term, are included in the table below.  The expected future minimum payments are determined by rates within the Contract Mining Agreement and estimated tons moved and bank cubic yards for drilling and blasting.

The Company has signed unconditional purchase obligation agreements relating to the development of the Pan Project which as of September 30, 2014 committed the Company to $9,069,091 of non-cancellable capital expenditures payable during 2014.  In addition, the Company has cancellable contract obligations related to consulting service agreements until 2016.

	Fiscal Year
	2014	2015 - 2016	2017 - 2018	Thereafter	Total
Operating Lease Obligations	$7,736,336	$74,629,038	$19,312,595	$393,419	$102,071,388
Contractual Obligations	9,095,299	119,691	8,288	-	9,223,278
Total	$16,831,635	$74,748,729	$19,320,883	$393,419	$111,294,666

The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company’s management that current claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated financial position, cash flows or results of operations.

The Company is required to pay Ledcor a break fee if the contract is terminated during the first 35 months of the contract.  The break fee began at U.S.$9,712,000 and declines to $nil over the 35 month period.  As of September 30, 2014, the break fee was U.S.$9,303,000.

15.  Related Party Transactions

On August 18, 2014, Dr. Roger Newell retired from the Company’s Board of Directors.  In connection with Dr. Newell’s retirement, The Company and Dr. Newell entered into an advisory agreement (“Advisory Agreement”) dated August 18, 2014.  Pursuant to the Advisory Agreement, for a period of one year from the effective date of the Advisory Agreement, Dr. Newell agreed to provide the Company with advisory services including, but not limited to, technical or commercial advice regarding mining properties and assistance at the request and direction of our management, provide general advice regarding prevailing commercial practices and industry trends and assist in special projects as may be reasonably assigned by our management.  Pursuant to the Advisory Agreement, we agreed to compensate Dr. Newell U.S.$4,166.67 per month and shall reimburse Dr. Newell for reasonable and necessary registration fees, membership fees, travel, transportation and lodging expenses and other expenses up to a maximum amount of U.S.$20,000.00 per year.  During the three and nine months ended September 30, 2014, the Company paid Dr. Newell $10,453 under the agreement.

On August 18, 2014, the Company approved Indemnification Agreements with each of the Company’s directors and officers.    The Indemnification Agreements provide, among other things, that each of the Company’s directors and officers shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by each of the Company’s directors and officers in connection with any proceeding by reason of his or her relationship with the Company.  In addition, the Indemnification Agreements provide for the advancement of expenses incurred by each of the Company’s directors and officers in connection with any proceeding covered by the Indemnification Agreements, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The Indemnification Agreements also sets out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights and the limitations on and exclusions from indemnification, and the minimum levels of directors’ and officers’ liability insurance to be maintained by the Company.

For information on the related parties involved in the Series A Preferred transaction see Note 11.

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

16.  Supplemental Disclosure with Respect to Cash Flows

Supplemental cash flow information for the nine months ended September 30, 2014 and 2013 is as follows:

	September 30, 2014	September 30, 2013
Preferred Share Cumulative Dividend, including Accrual	$4,627,716	$4,367,633
Canadian Part VI.1 Taxes Paid	1,762,136	-
Accretion of Redeemable Preferred Shares	3,255,965	2,697,943
Reclassification of Derivative Liability	8,189,720	-
Common Share Issuance for Payment of Preferred Dividend	3,852,665	1,253,352
Common Share Issuance for Consent Fee to Preferred Shareholders	3,461,206	-
Net Increase (Decrease) in Asset Retirement Obligations	3,372,424	51,665
Share Issuance Costs Included in Accounts Payable and Accrued Liabilities	49,652	-

17.   Retirement Savings Plan

The Company sponsors an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 18.  Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income.

The Company matches 50% of each employee’s contribution up to 6% of the employee’s pretax income.  The Company’s cash contributions vest ratably over a three year service period.  During the three and nine months ended September 30, 2014,  the Company made matching cash contributions of $25,917 and $78,973, respectively, compared to $21,943 and $59,233 for three and nine months ended September 30, 2013, respectively.

18.  Segment Disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development, with all of the Company’s long-lived assets being located in the United States at September  30, 2014 and December 31, 2013.

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

Overview

Company Overview

We are a development stage company engaged in the acquisition, exploration, and, development of gold and silver mineral properties in North America.  Our mineral properties are currently located in Nevada and Washington.  The Tonopah, Gold Rock and Golden Eagle gold properties are exploratory stage projects and have identified gold mineralization.  The Spring Valley property has become subject to a joint venture agreement with Barrick Gold Exploration Inc.  Our Pan Project is in the development stage and currently under construction, which is expected to allow us to transition from a development stage company to a gold production company, with targeted revenue in late 2014 or early 2015.

Recent Developments

Appointment of President and CEO

On August 5, 2014, Mr. Kenneth Brunk informed our Board of Directors (the “Board”) that he would be retiring as the Chairman of the Board and Chief Executive Officer.  On October 14, 2014, the Company announced that William M. Zisch will be joining the Company as President and Chief Executive Officer.  Mr. Zisch will succeed Kenneth Brunk and the effective date of Mr. Zisch’s appointment is expected to be no later than December 10, 2014, which represents Mr. Zisch’s first day of employment (the “Start Date”).  Mr. Brunk will remain the Company’s President and Chief Executive Officer until the Start Date to insure a smooth transition.

Preferred Series A Dividend Declared and Paid

On September 19, 2014,  the Board declared a dividend payment to the holders of Series A Preferred Shares with a record date of September 26, 2014,  totaling $1,591,536 (U.S.  $1,421,014), which was paid on October 1, 2014 in common shares, through the issuance of 1,157,154 common shares to the holders of the Series A Preferred Shares, and in cash, through the payment of applicable withholding taxes.

Mining Begins at Pan Gold Project

On September 15, 2014, we announced several construction and operational related milestones that have been achieved.  Ledcor CMI, Inc. (“Ledcor”), our contract miner, mobilized to site on July 21, 2014 and has begun stacking ore on the leach pad.

Non-Executive Chairman Appointed

On August 19, 2014, we announced that the Board appointed Mr. Timothy Haddon as our new non-executive chairman on August 18, 2014, replacing Mr. Kenneth Brunk as the Board’s chairman.  Mr. Haddon replaced Dr. Roger Newell on the Board, who retired after five years of service on our Board.  Dr. Newell’s retirement was not the result of any disagreement with the Company.

Significant Upgrade in Resource at Spring Valley Project; Election of Carry Option

On August 12, 2014, we announced a substantial resource growth at our Spring Valley project based upon an updated mineral resource estimate to include 2011 – 2013 drill results.  Independent consulting engineers determined that the drill results have led to a 102% increase to 4.37 million ounces in Measured & Indicated (“M&I”) resources, as well as a 20% increase in the M&I grade.  In addition, we announced our decision to elect to become a 25% joint venture partner with Barrick, carrying us through to production free of any additional payments or capital outlays.

The technical report entitled “NI 43-101 Technical Report on Resource, Spring Valley Project,” was announced and filed on September 9, 2014.

Commonwealth Bank of Australia Debt Facilities

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

Property Highlights for the Third Quarter of 2014:

•

Pan Project – Ledcor, our contract miner, has begun production activities through stacking ore on the leach pad.  Significant progress has been made on other construction milestones including the completion of the leach pad, completion of the pregnant solution pond, completion of haul roads to the leach pads and waste piles.

▪	The leach pad is complete and Ledcor has begun stacking ore onto the pad.
▪	Pregnant solution pond is complete and undergoing final integrity tests.
▪	Haul roads to leach pad and waste piles are complete.
▪	Installation of liner in the barren pond is completed.
▪	ADR plant concrete is complete, the plant and electrical equipment will be installed in October.
▪	ADR and refinery completion is forecast for mid-December.
▪	The two water wells for commercial production water are in and operating.
▪	Temporary fire protection systems are in place.
▪	Intra-plant roads are in place and operational.
▪	All equipment is either on site or awaiting release for shipment to site for installation.
▪	Access ramps are completed and ore faces are now open for mining and placement of mined ore to leach pad.
▪	The 69kv power line should be online and operational by the end of January or early February 2015. We are prepared for the use of temporary generator power prior to completion of the power line.
▪	Contracts for major consumables are in place and receipt of goods under the contracts has commenced
▪	Detailed start-up planning is well underway and operating training is on-going for key positions.

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

On August 12, 2014, we announced a substantial resource increase at our Spring Valley project based upon an updated mineral resource estimate to include 2011 – 2013 drill results.  Independent consulting engineers, Gustavson Associates, determined that the drill results have led to a 102% increase to 4.37 million ounces in Measured & Indicated (“M&I”) resources, as well as a 20% increase in the M&I grade.

Activities on our properties in the third quarter ended September  30, 2014, and up to the date of this Quarterly Report on Form 10-Q, are described in further detail below.

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

Permitting

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

We have engaged Ledcor to perform contract mining services at our Pan Mine site for an approximate five year term.  This is a change from owner mining, which was the elected method as defined within the 2011 Feasibility Study.  Current conditions within the industry have led to an attractive price environment for contract mining and further, contract mining allows us to substantially reduce our capital costs and financing requirements.  Ledcor will provide all mining related services, manpower and equipment for the project.  They will be responsible for drilling, blasting, loading and hauling ore to the leach pad for processing, which began during the three months ended September 30, 2014.

During the three months ended September 30, 2014 and 2013 we incurred exploration expenditures of $86,061 and $578,309, respectively, at the Pan Project.  The expenditures for both periods were primarily for salaries and labor and field office and supplies costs.

During the nine months ended September 30, 2014 and 2013 we incurred exploration expenditures of $92,352 and $1,432,693, respectively, at the Pan Project.  The expenditures were primarily for salaries and labor, travel, transportation and accommodations, assays and analysis and field office and supplies.

We currently have a limited scope of exploration activity at the Pan Project with the majority of costs being capitalized as part of the construction of the project.

During the three and nine months ended September 30, 2014, we capitalized into property, equipment and mine development $19,868,075 and $42,075,163, respectively, of Pan expenditures (excluding asset retirement obligations), primarily for the construction of the Project, but also ongoing costs for permitting, mitigation, engineering, site characterization, mine planning, and detailed design.  For the comparable periods during 2013, we capitalized $2,523,412 and $4,455,746, respectively.

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

A mining Plan of Operations submitted to the Bureau of Land Management (“BLM “) has been declared complete, beginning the Environmental Impact Statement (“EIS”) process.  Scoping meetings are completed and we are currently evaluating the second Administrative Draft EIS and providing comments to the BLM.  The Draft EIS should be published during the fourth quarter of 2014.  The Notice of Availability has been sent to the Washington BLM office, and questions have been received by the Ely, NV BLM office for consideration.

During the three months ended September 30, 2014 and 2013 we incurred $607,906 and $629,269 respectively, of exploration expenditures at the Gold Rock project.  The majority of these expenses for both periods are related to the ongoing permitting process of the project, represented as “Environmental” costs as well as related salaries and labor costs, in addition, we paid $178,317 of annual claim fees allowing us to maintain the claims we currently hold in the project.

During the nine months ended September 30, 2014 and 2013 we incurred $1,579,000 and $2,294,594, respectively, of exploration expenditures at the Gold Rock project.  During the nine months ended September 30, 2014, these costs were primarily related to our permitting efforts, annual claims fees and salary and labor costs.  During the nine months ended September 30, 2013, these costs were more widespread in our efforts at the Gold Rock project.  We incurred $413,109 of drilling costs, as well as $124,361 of assay and analysis costs associated with those drill samples.  Permitting was ongoing, but only represented $581,367 of the costs, compared to $821,211 during the nine months ended September 30, 2014.  Annual claims fees and salaries and labor make up the majority of the remaining costs.

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

On February 24, 2014, we announced that formation of the joint venture for the Spring Valley project with Barrick was completed.  Under the formation, Barrick holds a 70% interest in the joint venture, while we hold the remaining 30% interest.  We have elected to allow Barrick to earn an additional 5% (75% total) by carrying us to production and arranging financing for our share of mine construction expenses. The cost that Barrick incurs from carrying us to commercial production will be recouped by Barrick, plus interest, once production has been established.

During the three months ended September 30, 2014, we incurred $29,021 of exploration expenditures (none in 2013) on the Spring Valley project, respectively.  For the three months ended September 30, 2014, majority of the costs related to engineering and consulting, property maintenance and taxes and salaries and labor.

During the nine months ended September 30, 2014 and 2013, we incurred $214,656 and $4,914, respectively, of exploration expenditures on the Spring Valley project.  For the nine months ended September 30, 2014, majority of the costs related to engineering and consulting and salaries and labor.

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

There was no new exploration activity on the property during the three or nine months ended September 30, 2014.

During the three months ended September 30, 2014 and 2013, we incurred $91,963 and $78,942 of expenditures on the Tonopah project, respectively.  In both periods, the costs were driven by annual claim fees paid allowing us to maintain the claims we currently hold in the project.

During the nine months ended September 30, 2014 and 2013, we incurred $106,956 and $84,812, respectively, of expenditures on the Tonopah project.  Similar to the three months ended September 30, 2014 and 2013, the costs were driven by annual claims fees paid.

Golden Eagle Project, Ferry County, Washington

The Golden Eagle property is located on private land in the Eureka (Republic) mining district in Ferry County, Washington.  The property is two miles northwest of the town of Republic, Washington and is accessed by the Knob Hill county road.

There was no new exploration activity on the project during the three or nine months ended September 30, 2014.

During the three months ended September 30, 2014 and 2013, we incurred $638 and $525, respectively on the Golden Eagle project.

During the nine months ended September 30, 2014 and 2013, we incurred $14,284 and $10,618, respectively, of expenditures on the Golden Eagle project.  Majority of the costs for both periods related to property maintenance and taxes and salaries and labor.

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

There was no new exploration activity on the project during the three or nine months ended September 30, 2014.

During the three months ended September 30, 2014 and 2013, we incurred $86,547 and $76,901, respectively, of expenditures on the Pinyon project.  Costs in both periods were driven by annual claim fees paid allowing us to maintain the claims we currently hold in the project.

During the nine months ended September 30, 2014 and 2013, we incurred $90,121 and $159,115, respectively, of expenditures on the Pinyon project.  Majority of the costs for both periods related to annual claims fees and salaries and labor.

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

	Three Months Ended
	September 30,
	2014	2013	Change
Depreciation and Accretion	$242,907	$140,960	$101,947
Write-down of Inventory	266,054	-	266,054
Mineral Exploration Expenditures	1,202,264	1,605,830	(403,566)
General & Administrative
Consulting	183,872	68,053	115,819
Interest and Bank Charges	1,124	825	299
Investor Relations	15,875	11,003	4,872
Legal, Audit and Accounting	249,088	396,032	(146,944)
Office and Administration	696,268	300,772	395,496
Salaries and Benefits	1,574,158	1,163,197	410,961
Transfer Agent and Filing Fees	45,856	208,721	(162,865)
Travel	70,031	69,178	853
Operating Loss	4,547,497	3,964,571	582,926

Other Income (Expenses)	(56,558)	(291,878)	235,320
Income Tax Recovery (Expense)	(477,245)	272,628	(749,873)
Net (Income) Loss	$5,081,300	$3,983,821	$1,097,479

Significant differences between the periods are as follows:

Depreciation and Accretion expense during the three months ended September 30, 2014 was $242,907 compared to $140,960 during the three months ended September 30, 2013, an increase of $101,947, or 72%.  This was primarily due to an increase in accretion expense resulting from the increased asset retirement obligation associated with the Pan project and a 54% increase in depreciable assets from the comparable period of 2013.  For the three months ended September 30, 2014, accretion expense was $61,388 compared to $637 for the three months ended September 30, 2013.

Write-down of Inventory expense during the three months ended September 30, 2014 was $266,054.  We began stacking ore on the leach pad during September 2014, placing 350 recoverable ounces on the leach pad.  Using expected gold prices, reduced by further processing, shipping and royalty costs, we recognized the aforementioned inventory write-down.

Mineral Exploration expense for the three months ended September 30, 2014 decreased $403,566 from the comparable period of 2013.  Details of the expenses in each period may be found in the schedule of mineral exploration expenses to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.

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

Legal, Audit and Accounting expense totaled $249,088 for the three months ended September  30, 2014, compared to $396,032 in the comparable period, a decrease of $146,944.  The decrease in the three months ended September  30, 2014 is due to a sizeable decrease in legal fees during the three months ended September 30, 2014 compared to the comparable period of 2013 and fees paid to Fritz Schaudies as our Interim CFO during the three months ended September 30, 2013 that were not paid during the comparable period in 2014.

Office and Administration expense for the three months ended September  30, 2014 were $696,268 compared to $300,772 during the comparable period of 2013, an increase of $395,496.  As noted above, the majority of this increase is due to the classification of Pan administrative expenses moving from Mineral Exploration expense to Office and Administration expense.  Also contributing to the increase are increases in overhead costs including insurance, information systems and rent, in both our Englewood and Ely offices, due to our continued growth.

Salaries and Benefits expense for the three months ended September 30, 2014 and 2013 was $1,574,158 and $1,163,197, respectively.  The increase of $410,961 is partially attributable to increased employee levels and associated benefit costs due to our continued growth. As discussed above, also contributing to the increase is the change in the classification of the Pan administrative expenses moving from mineral exploration to Salaries and Benefits.

Transfer Agent and Filing Fees expense decreased for the three months ended September 30, 2014 from $208,721 to $45,856.  The decrease was primarily driven by a fee paid to the Toronto Stock Exchange during the three months ended September 30, 2013 when we graduated from being listed on the TSX Venture exchange to the TSX.

Other Income (Expense) for the three months ended September 30, 2014 was expense of $56,558 compared to expense of $291,878 during the comparable period of 2013, a net change of $253,320.  As a result of the change in our parent Company’s functional currency from the Canadian dollar to the U.S. dollar effective January 1, 2014, there was no gain or loss recorded on the change in the fair value of derivative liability for the three months ended September  30, 2014.  We recorded a gain of $988,443 related to change in the fair value of derivative liability for three months ended September  30, 2013.  Additionally, as a result of this change in functional currency to the U.S. dollar, we recorded a foreign exchange loss of $25,462 during the three months ended September  30, 2014 compared to a foreign exchange loss of $1,259,322 for the corresponding period of 2013.  Unrealized foreign exchange gains and losses are now primarily recorded within accumulated other comprehensive income on the Consolidated Balance Sheet.

Income Tax Recovery (Expense) for the three months ended September 30, 2014 was an expense of $477,245 compared to a recovery of $272,628 during the comparable period of 2013.  The primary reason for the change when comparing the three months ended September 30, 2014 to the three months ended September 30, 2013 is due to an income tax recovery of $582,429 recorded during the September 30, 2013 related to a decrease of the deferred income tax liability that was associated with the acquisition of the Pan and Gold Rock projects.  During the three months ended September 30, 2014 and 2013, we recorded income tax expense relating to the Canadian corporate Part VI.1 dividend tax resulting from our Series A Preferred Share dividends of $477,245 and $309,801, respectively.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Nine Months Ended
	September 30,
	2014	2013	Change
Depreciation and Accretion	$583,104	$382,215	$200,889
Write-down of Inventory	266,054	-	266,054
Mineral Exploration Expenditures	2,525,784	4,185,765	(1,659,981)
General & Administrative
Consulting	242,239	370,743	(128,504)
Interest and Bank Charges	2,944	2,186	758
Investor Relations	70,719	22,360	48,359
Legal, Audit and Accounting	832,890	3,094,750	(2,261,860)
Office and Administration	2,094,335	931,433	1,162,902
Salaries and Benefits	4,665,241	3,801,241	864,000
Transfer Agent and Filing Fees	177,363	342,146	(164,783)
Travel	247,575	250,391	(2,816)
Operating Loss	11,708,248	13,383,230	(1,674,982)

Other Income (Expenses)	(176,308)	17,894,990	(18,071,298)
Income Tax Recovery (Expense)	(1,210,112)	2,179,077	(3,389,189)
Net (Income) Loss	$13,094,668	$(6,690,837)	$19,785,505

Significant differences between the periods are as follows:

Depreciation and Accretion expense during the nine months ended September  30, 2014 was $583,104 compared to $382,215 during the nine months ended September  30, 2013, an increase of $200,889.  This was primarily due an increase in accretion expense resulting from the increased asset retirement obligation associated with the Pan project and a  54% increase in depreciable assets from the comparable period of 2013.  For the nine months ended September  30, 2014, accretion expense was $106,265 compared to $1,675 for the nine months ended September  30, 2013.

Write–down of Inventory expense during the nine months ended September 30, 2014 was  $266,054.  We began stacking ore on the leach pad during September 2014, placing 350 recoverable ounces on the leach pad.  Using expected gold prices, reduced by further processing, shipping and royalty costs, we recognized the aforementioned inventory write-down.

Mineral Exploration expense for the nine months ended September  30, 2014 decreased $1,659,981, or 40% from the comparable period of 2013.  Details of the expenses in each period may be found in the schedule of mineral exploration expenses to the unaudited consolidated interim financial statements.  Exploration levels are determined by the success of previous exploration programs on each project and cash available to fund additional programs.

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

Legal, Audit and Accounting expense totaled $832,890 for the nine months ended September 30, 2014, compared to $3,094,750 in the comparable period, a decrease of $2,261,860.  The primary reason for the decrease in the nine months ended September 30, 2014 is we incurred significant legal, tax advisory and accounting fees during the nine months ended September 30, 2013 surrounding the non-recurring restructuring of our subsidiaries.  Additionally, in comparison to the nine months ended September 30, 2013, we incurred a decreased level of expenses related to the investigation of different financing options to meet capital demands as we bring the Pan Project into production.

Office and Administration expense for the nine months ended September  30, 2014 was  $2,094,335 compared to $931,433 during the comparable period of 2013, an increase of $1,162,902.  As noted above, the majority of this increase is due to the classification of Pan administrative expenses moving from Mineral Exploration expense to Office and Administration expense.  Also contributing to the increase are increases in overhead costs including insurance, information systems and rent, in both our Englewood and Ely offices, due to our continued growth.

Salaries and Benefits expense for the nine months ended September 30, 2014 increased to $4,665,241 from $3,801,241 for the nine months ended September 30, 2013.  As noted above, a significant portion of the $864,000 increase is due to the classification of Pan administrative expenses moving from Mineral Exploration expense to Salaries and Benefits expense.  Increased employee levels and the related benefit costs also contributed to the increased expenses due to the Company’s continued growth.  Additionally, we paid severances to certain former members of upper management as the result of a corporate overhead savings measure to preserve capital for the completion of the Pan Project.

Transfer Agent and Filing Fees expense decreased for the nine months ended September 30, 2014 from $342,146 to $177,363.  The decrease was primarily driven by a fee paid to the Toronto Stock Exchange during the three months ended September 30, 2013 when we graduated from being listed on the TSX Venture exchange to the TSX.

Other Income (Expense) for the nine months ended September 30, 2014 was an expense of $176,308 compared to income of $17,894,990 during the comparable period of 2013, a net change of $18,071,298.  As a result of the change in our parent Company’s functional currency from the Canadian dollar to the U.S. dollar effective January 1, 2014, there was no gain or loss recorded on the change in the fair value of derivative liability for the nine months ended September  30, 2014.  The Company recorded a gain of $15,574,007 related to the change in the fair value of derivative liability for the nine months ended September  30, 2013.  Additionally, as a result of this change in functional currency to the U.S. dollar, we recorded a foreign exchange loss of $29,731 during the nine months ended September  30, 2014 compared to a foreign exchange gain of $2,262,994 for the corresponding period of 2013.  Unrealized foreign exchange gains and losses are now primarily recorded within accumulated other comprehensive income on the consolidated balance sheet.

Income Tax Recovery (Expense) for the nine months ended September  30, 2014 was an expense of $1,210,112 compared to a recovery of  $2,179,077 during the comparable period of 2013.  The primary reason for the change when comparing the nine months ended September  30, 2014 to the nine months ended September  30, 2013 is due to an income tax recovery of $3,237,223 recorded during the nine month period ended September  30, 2013.  The recovery related to a decrease of the deferred income tax liability that was associated with the acquisition of the Pan and Gold Rock projects.  During the nine months ended September 30, 2014 and 2013, we recorded expense relating to the Canadian corporate Part VI.1 dividend tax resulting from our Series A Preferred Share dividends of $1,210,112 and $1,061,992, respectively.

Liquidity and Capital Resources

As of September  30, 2014, we had working capital of $14,886,282, consisting of current assets of $25,784,133 and current liabilities of $10,897,851.  This represents a decrease of $31,174,439 from the working capital balance of $46,060,721 as of December 31, 2013.  Consistent with our plans, our working capital balance fluctuates as we use cash to fund our exploration, development, construction activities and other operating expenses.

We have not generated any revenues from operations.  These unaudited consolidated interim financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business in the foreseeable future.  We have incurred operating losses for the nine month periods ended September  30, 2014 and 2013 of $11,708,248 and $13,383,230, respectively, and since our inception on May 14, 1996 to September  30, 2014 our losses have resulted in an accumulated deficit of $97,085,113; further losses are anticipated in the development of our business.  Our cash on hand as of September  30, 2014 was $22,978,965.  We have also established an aggregate U.S.$55,000,000 senior secured credit facility consisting of a U.S.$45,000,000 project financing facility and a U.S.$10,000,000 cost overrun facility to fund development and construction of the Pan Project.

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

Our most significant expenditures for the remainder of 2014 are expected to be costs associated with the development of our Pan Project and further exploration and permitting of our other properties.  We also continue to incur operating expenses for salaries and benefits (exclusive of non-cash stock-based compensation), professional fees, community relations, investor relations, travel and other overhead expenses at our Colorado executive offices and Ely, Nevada locations.

Net cash used in operating activities was $14,568,759 during the nine months ended September  30, 2014 compared to $9,350,562 during the nine months ended September  30, 2013, an increase of $5,218,197.  This increase is largely related to the timing and amount of payments for operating and exploration expenses out of accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September  30, 2014 was $41,219,886 compared to $5,485,910 during the comparable period of 2013.  Although most of our exploration and development stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities.  We are also capitalizing Pan construction, permitting, engineering and other development activities.  Cash used in investing activities during the nine months ended September  30, 2014 consisted primarily of construction costs on the Pan Project and property and equipment additions of $39,703,879 and $715,403 for the acquisition of mineral properties.  An additional $2,438,754 was spent towards a reclamation deposit on the surety bond purchased for the reclamation and remediation obligations of our Pan Project.  Further, during the three months ended September 30, 2014, the Pan mine site suffered flood damage from severe thunderstorms.  As of September 30, 2014, the work to repair the damaged areas has been completed.  We have received $1,638,150 (U.S.$1,500,000) of insurance proceeds towards these damages with the remaining amount to be received during the three months ended December 31, 2014.

Net cash provided by financing activities of $24,958,968 consisted of cash proceeds from equity offerings of $27,903,562 and cash proceeds of $1,455,001 from the exercise of stock options during the period.  These cash proceeds were offset by preferred share dividend withholding tax payments of $699,359 and deferred financing costs paid of $3,700,236.

Contractual Obligations

A summary of our contractual obligations as of and subsequent to September 30, 2014 is provided in the following table:

	Fiscal Year
	2014	2015 - 2016	2017 - 2018	Thereafter	Total
Pan Construction Commitments (1)	$9,069,091	$-	$-	$-	$9,069,091
Contract Mining Commitments (2)	7,671,366	74,161,044	18,874,170	-	100,706,580
Office and Office Equipment Leases (3)	64,970	467,994	438,425	393,419	1,364,808
Financing Obligations (4)	-	70,000	5,600	-	75,600
Consulting Arrangements (5)	26,208	49,691	2,688	-	78,587
Total	$16,831,635	$74,748,729	$19,320,883	$393,419	$111,294,666

(1)

We have entered into non-cancellable agreements for capital expenditures relating to the development and construction of the Pan Project payable during 2014.  No agreements have been entered into which extend into 2015 or beyond.

(2)

We signed a Contract Mining Agreement with Ledcor on May 19, 2014 relating to mining activities at the Pan project.  On July 21, 2014, we signed the notice to proceed with Ledcor, triggering the start of the 63 month term of the contract.  We will be paying Ledcor operational costs in the normal course of business.  These costs represent the future minimum payments for the Contract Mining Agreement over the initial 35 months of the agreement, consistent with the break fee term.  The future minimum lease payments are determined by rates within the Contract Mining Agreement and estimated tons moved and bank cubic yards for drilling and blasting.

(3)	We have obligations under operating leases for our corporate offices in Englewood, Colorado until 2020, field offices in Ely, Nevada until 2015 and office equipment until 2018.
(4)	In connection with the U.S.$55 million Commonwealth Bank of Australia Project Finance Facility, there are certain agency fees payable over the course of the 36 month term.
(5)	We have consulting agreements which extend to 2018.

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

We have an obligation to reclaim our properties after the surface has been disturbed by exploration, development and construction at the site.  As of September  30, 2014, we have accrued $9,761 as a current liability included in Accounts Payable and Accrued Liabilities and $3,532,475 as a long-term liability, compared to $9,761 and $51,967 as current and long term liabilities, respectively, at December 31, 2013, related to reclamation and other closure requirements at our properties. The significant increase during the nine months ended September 30, 2014 is due to the commencement of construction at our Pan mine site, where construction on several of the mine site areas has begun or is nearing completion.  We have put surety bonding into place in respect of this obligation.  We have accrued as a liability the present value of our best estimate of the liabilities as of September  30, 2014; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

Critical Accounting Estimates

Critical accounting estimates used in the preparation of the financial statements include our estimate of recoverable value on our property, equipment and mine development, the determination of site reclamation and rehabilitation obligations, the value assigned to stock-based compensation expense as well as the determination of the functional currency of the Company. These estimates involve considerable judgment and are, or could be, affected by significant factors that are out of our control.

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

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk.

On October 7, 2014, we entered into commitments to deliver to CBA 80,500 ounces of gold at a flat forward price of U.S.$1,200 per ounce.  The delivery commitments cover a 23-month term commencing in May of 2015.  Entering into the forward sales arrangements reduces our risk of exposure to volatility in gold prices.

Item 4.                 Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

On January 21, 2014, the Confederated Tribes of the Goshute Reservation (the “Goshute” or the “Tribe”) filed an Appeal and Petition for Stay of BLM’s Final Environmental Impact Statement and Record of Decision involving Approval of the Pan Mine Project Plan of Operations and Approval of Issuance of Right-of-Way Grant with the United States Department of Interior Office of Hearings and Appeals, Interior Board of Land Appeals (the “Administrative Proceeding”).  Although the BLM provided notice to the Goshute early in the federal review process for the Draft EIS, the Tribe did not participate in the consultation process with BLM (though two other Tribal governments did) but instead filed comments on the Draft EIS.  BLM responded to the Goshute comments in the Final EIS and the Tribe did not provide further comments on the Final EIS or the Record of Decision.  The Interior Board of Land Appeals was required to grant or deny a petition for stay pending appeal no later than March 7, 2014.  A decision for which a stay is not granted becomes effective immediately after the Appeals Board issues a denial or fails to act on the petition within 45 days.  Accordingly, the petition was deemed denied on March 7, 2014 and the BLM’s decisions are effective.  In response to the Petition, BLM noted that the Goshute “fails to describe with any specificity how the BLM violated” any applicable federal statutes and that the Goshute allegations are “wholly unsupported and insufficient to satisfy” their burden.  On February 14, 2014, our motion to intervene was granted. The Goshute filed their Statement of Reasons in support of their appeal on February 21, 2014 and the Company filed its answer to Goshute’s Statement of Reasons on March 20, 2014 setting forth in detail why the Goshute appeal should be summarily dismissed and the BLM’s approvals affirmed.  On April 17, 2014, BLM timely filed its Response to Goshute’s Statement of Reasons (“SOR”) explaining why the Goshute failed to meet their burden of establishing any error in BLM’s decision and, therefore, BLM’s decision should be affirmed.

After the Goshute’s Petition for Stay was deemed denied because the IBLA did not issue a stay within 45 days of the filing of the Goshute petition, on August 19, 2014, the IBLA documented its reasons for denying the Goshute’s Petition for Stay through a formal written order agreeing with the assessment of both BLM and Midway that while the Tribe asserted irreparable harm, it disclosed “no instances where BLM failed to identify, assess, and mitigate impacts to the environment.”  The IBLA further found, based on preliminary review that the “FEIS thoroughly analyzes the likely environmental impacts” and that the request for stay must fail “given the suite of mitigating strategies identified by BLM and lack of a claim of specific harm by the Tribe.”  The IBLA further found that (i) the Tribe failed to show a likelihood of success on the merits having failed to articulate specific error in the ROD or the FEIS; and, (ii) that the ROD and the FEIS are “well documented and reasonable” with nothing to persuade the IBLA that “either is materially in error” furnishing another basis for denying the stay.  No further briefing is anticipated prior to the IBLA’s determination of the appeal on the merits.

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

Our ability to borrow funds under the Loan Facility will be subject to additional conditions precedent, including, but not limited to, funding of any expected cost overruns on the Pan Project. To the extent that we are not able to satisfy these and other ongoing requirements, we may not be able to draw down any amounts or the full amount under the Loan Facility.

Our development operations at our Pan Project require substantial capital expenditures. The amounts we may be able to draw down under the Loan Facility, if any, may be insufficient to fund all of the planned development operations at our Pan Project.

Our development operations at our Pan Project require substantial capital expenditures. We make and expect to continue to make substantial capital expenditures in our business for the development of our other projects. To the extent we meet all of the conditions precedent to draw down the full amount under the Loan Facility, the amounts available to us under the Loan Facility may by insufficient to fund all of the planned development operations at our Pan Project.

Other than described above, there are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, as filed on March 13, 2014 with the SEC.

Item 2.                Unregistered Sale of Equity Securities and Use of Proceeds.

Subsequent to the period covered by this Quarterly Report on Form 10-Q, on October 1, 2014, we issued 1,157,154 common shares to holders of our Series A Preferred Shares, in lieu of making a cash dividend payment.  The common shares were deemed “restricted securities” as defined in Rule 144(a)(3) of the United States Securities Act of 1933, as amended (the “Act”) and were issued pursuant to exemptions from registration available under Section 4(a)(2) and Section 3(a)(9) of the Act.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Midway Gold Corp. for the three and six months ended September 30, 2014, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive (Income) Loss (iv) the Unaudited Consolidated Statements of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity, and (vi) the Notes to the Unaudited Consolidated Interim Financial Statements.

* filed herewith

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GOLD CORP.
November 5, 2014	By: /s/ Kenneth A. Brunk Kenneth A. Brunk Chief Executive Officer, President and Director (Principal Executive Officer)
November 5, 2014	By: /s/ Bradley J. Blacketor Bradley J. Blacketor Chief Financial Officer (Principal Financial and Accounting Officer)