Form 10-K
period 2014-12-31
Midway Gold Corp
filed 2015-03-16
CIK 1319009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of common stock held by non-affiliates as of June 30, 2014,  was U.S.$122.6 million based on the closing price of the common stock of U.S.$0.90 as reported on the NYSE MKT.

As of March 10,  2015, 176,545,337 common shares of Midway Gold Corp. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant’s 2015 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

•	the establishment and estimates of mineral reserves and resources;
•	the grade of mineral reserves and resources;
•	anticipated expenditures and costs in our operations;
•	planned exploration activities and the anticipated outcome of such exploration activities;
•	planned construction or development activities on our Pan project;
•	plans and anticipated timing for obtaining permits and licenses for our properties;
•	anticipated closure costs;
•	expected future financing and its anticipated outcome;
•	estimates of environmental liabilities;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements
•	our future business strategy, plans and goals;
•	our expectations regarding gold recovery;
•	our estimated future production, cost of production, sales and cost of sales;
•	anticipated planned production at development properties;
•	anticipated liquidity to meet expected operating costs and capital requirements;
•	factors expected to impact our results of operations; and
•	the expected impact of the adoption of new accounting standards.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, “scheduled”, “projects” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to our lack of operating history, which leaves investors with no basis to evaluate our ability to operate profitably;
•	risks related to our history of losses and our requirement for additional financing to fund exploration, development and, if warranted, production at our properties;
•	risks related to the impact of increased costs on our financial condition;
•	risks related to the high degree of risk and the possibility of uninsured losses due to the nature of mineral exploration and production activities;
•	uncertainty and risks related to mining being inherently dangerous and subject to events and conditions beyond our control;
•	risks related to our lack of historical production from our mineral properties;
•	uncertainty and risks related to delays in construction or production on our Pan project;
•

uncertainty and risks related to our mineral resource estimates being based on assumptions and interpretations and our properties yielding less mineral production under actual conditions than currently estimated;

•

uncertainty and risks related to any material changes in mineral resource estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital;

•	risks related to differences in U.S. and Canadian practices for reporting reserves and resources;
•	uncertainty and risks related to our exploration activities on our properties not being commercially successful;
•	uncertainty and risks related to encountering archaeological issues and claims in relation to our properties;
•	risks related to our Tonopah property being in close proximity to a municipal water supply, which may delay our ability to conduct further exploration or development activities;
•	uncertainty and risks related to fluctuations in gold, silver and other metal prices;
•	uncertainly and risks related to fluctuations in interest rates;
•	uncertainly and risks related to fluctuations in diesel fuel, cyanide, ammonium nitrate and lime prices;
•	risks related to our lack of insurance for certain high-risk activities;
•	uncertainty and risks related to our ability to acquire necessary permits and licenses to place our properties into production or expand our current operations;
•	risks related to government regulations that could affect our operations and costs;

•	risks related to environmental regulations that may increase our costs of doing business or restrict our operations;
•	uncertainty and risks related to proposed legislation that may significantly affect the mining industry;
•	uncertainty and risks related to the proposed expansion of the Duckwater Shoshone Tribe’s Reservation could impact our Gold Rock site and permitting;
•	uncertainty and risks related to pending legislation governing issues involving climate change;
•	uncertainty and risks related to the timing of the review, approval and recommendation of our annual budgets and work plans by our Budget/Work Plan Committee to our board of directors;
•	uncertainty and risks related to evolving corporate governance standards and public disclosure regulations that increase compliance costs and the risk of non-compliance;
•	risks related to land reclamation requirements on our properties;
•	risks related to competition in the mining industry and the need for additional capital;
•	uncertainty and risks related to the effect of a shortage of equipment and supplies on our ability to operate our business;
•	risks related to our existing joint venture agreement with Barrick Gold Exploration Inc. and our possible entry into additional joint venture agreements and option agreements on our properties;
•	risks related to our directors and officers having conflicts of interest;
•	risks related to our ability to attract qualified management to meet our expected needs in the future;
•	risks related to the enforcement of judgments or an investor’s ability to bring actions outside the United States against us and certain of our directors;
•	uncertainty and risks related to currency fluctuations;
•	uncertainty and risks related to title to our properties and our properties being subject to litigation or other claims;
•	uncertainty and risks related to the substantial corporate governance rights of the Series A Preferred Shareholders;
•	risks related to unsolicited acquisition proposals that may distract our management’s attention and resources from our business operations;
•	risks related to our securities;
•	risks related to our lack of dividend history in relation to our Common Shares;
•	risks related to our status as a passive foreign investment company which would likely result in materially adverse U.S. federal income tax consequences for U.S. investors;
•	risks related to the Debt Facility (as such term is defined in this Annual Report);
•	risks related to operational and other start-up issues at our Pan project;
•	risks related to obtaining an adequate water supply for our Pan project and other properties; and
•	risks related to the listing criteria of the TSX and NYSE MKT.

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

	2014	2013	2012	2011	2010
Average for Period	$1.10	$1.03	$1.00	$0.99	$1.03

Unless otherwise indicated, all amounts in this Annual Report are expressed in Canadian dollars.  The United States dollar is denoted as “U.S.$.”

Metric Conversion Table

For ease of reference, the following conversion factors are provided:

Metric Unit	U.S. Measure	U.S. Measure	Metric Unit

1 hectare	2.471 acres	1 acre	0.4047 hectares
1 metre	3.2881 feet	1 foot	0.3048 metres
1 kilometre	0.621 miles	1 mile	1.609 kilometres
1 gram	0.032 troy oz.	1 troy ounce	31.1 grams
1 kilogram	2.205 pounds	1 pound	0.4541 kilograms
1 tonne	1.102 short tons	1 short ton	0.907 tonnes
1 gram/tonne	0.029 troy ozs./ton	1 troy ounce/ton	34.28 grams/tonne

The following abbreviations are used herein:

Ag	= silver
Au	= gold	m(2)	= square meter
Au g/t	= grams of gold per tonne	m(3)	= cubic meter
g	= gram	Ma	= million years
ha	= hectare	Oz	= troy ounce
km	= kilometer	Pb	= lead
km(2)	= square kilometers	T	= tonne
kg	= kilogram	t	= ton
lb	= pound	Zn	= zinc
m	= meter

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING RESOURCE AND RESERVE ESTIMATES

The mineral estimates in this Annual Report have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws.  The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”).  Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price, to the extent possible, is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Additional definitions for terms currently or previously used in the Company’s Annual Reports filed on Form 10-K:

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
Heap leaching

Consists of stacking crushed or run-of-mine ore on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve the gold.  The gold-bearing solution is then collected and pumped to process facilities to remove the gold by collection on carbon.

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

The name and place of incorporation for our wholly-owned material subsidiaries as of December 31, 2014 is set out below.

We are engaged in the acquisition, exploration, and development of gold and silver mineral properties in North America. Our mineral properties are located in Nevada and Washington.  We do not currently produce gold and do not currently generate operating earnings. Our Pan project is currently under construction and mining operations commenced in September of 2014 with production anticipated in late March of 2015, which we believe will allow us to transition from an exploration and development stage company to a gold production company.  The Tonopah, Gold Rock and Golden Eagle gold properties are exploratory stage projects and have identified gold mineralization.    The Spring Valley property has become subject to a joint venture with Barrick Gold Exploration Inc (“Barrick”).

We have completed our technical, engineering, permitting and economic studies on our Pan project.  Modification or amendments to permits may be required if business and operational conditions should warrant this in the future.

To date, funding to explore and develop our gold properties and to operate the Company has been through equity and debt financings. We expect to continue to raise capital through additional equity and/or debt financings and through the exercise of stock options until we are able to generate sufficient cash flow and earnings through operations to fund our capital requirements.    Although we may generate earnings from operations in the future, we may continue to require additional capital for development, exploration and other general corporate purposes.

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

Significant Developments in 2014

Joint Venture Formalized with Barrick

On February 24, 2014, we announced the formation of the joint venture regarding the Spring Valley project with Barrick was completed.  At that time Barrick held a 70% interest in the joint venture, while we held the remaining 30% interest.  In July 2014, we exercised our option to become a 25% joint venture partner with Barrick, carrying us through to production free of any additional payments or capital outlays.

Q1 Preferred Series A Dividend Declared and Paid

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

Spring Valley 2014 Planned Expenditures

On May 16, 2014, we announced Barrick’s $13.3 million planned 2014 expenditures related to the Spring Valley Project.  The budget included $8.3 million for project development and $5.0 million for exploration for a total of $13.3 planned expenditures in 2014.

Resignation of Mr. Richard D. Moritz as Senior Vice President of Operations

On May 16, 2014, Mr. Richard D. Moritz resigned from his position as Senior Vice President of Operations of the Company.

Selection of Mining Contractor for Pan project

On May 19, 2014, we selected Ledcor CMI, Inc. (“Ledcor”) as the mining contractor for the Pan project.  During the early years of operation, Ledcor will provide all mining-related services, including manpower and equipment for the Pan project at a substantial capital savings to us.  This partnership with Ledcor is expected to eliminate nearly all mine equipment expenditures, thereby reducing initial capital requirements and also allowing us to defer supporting site infrastructure expenditures such as mine equipment maintenance facilities and warehousing.

Filing of Technical Report for Gold Rock

On May 28, 2014, the Company filed its NI 43-101 compliant technical report titled “Updated Mineral Resource Estimate for Gold Rock project”, that detailed a measured, indicated and inferred mineral resource estimate for its open pit, heap leach Gold Rock Project in White Pine County, Nevada.  This report was superseded and replaced by an amended report dated January 8, 2015 in order to address inconsistencies between the previously filed report and our press release dated May 28, 2014.

Bought Deal Financing

On June 6, 2014, we closed a public offering in the United States and Canada on a bought deal basis (“Base Offering”) of 30,121,000 Common Shares (“Base Shares”) at a price of $0.83 per Offered Share (“Offering Price”) for gross proceeds of 27,340,470 (U.S.$25,000,430).  On June 17, 2014, we closed the over-allotment of the Base Offering (“Over-Allotment Offering” and, together with the Base Offering, the “Offering”) and issued an additional 3,012,100 Common Shares (which we refer to, together with the Base Shares, as the “Offered Shares”) at the Offering Price for gross proceeds of $2,713,047 (U.S.$2,500,043).

Pursuant to our Articles (which we refer to as the “Articles”), we may not issue Common Shares in an equity financing for a per Common Share price of less than U.S.$1.85 without the consent of the holders of the Company's Series A Preferred Shares (which we refer to as the “Series A Preferred Shareholders”).

On May 14, 2014, we obtained the consent (which we refer to as the “Consent”) of the Series A Preferred Shareholders with respect to the issuance of the Offered Shares in connection with the Offering. As consideration for obtaining the Consent and to compensate the Series A Preferred Shareholders for the dilution that they suffered as a result of the Offering, we agreed to issue 3,816,143 Common Shares (the “Fee Shares”) to the Series A Preferred Shareholders which represents a consent fee equal to $3,167,399, at a deemed price per Fee Share equal to the Offering Price.

Concurrently with the closing of the Base Offering, we issued 3,434,478 Fee Shares to the Series A Preferred Shareholders and concurrently with the closing of the Over-Allotment Offering, we issued 381,669 Fee Shares to the Series A Preferred Shareholders. The Fee Shares were not issued as part of the Offering and have not been registered under the United States Securities Act of 1933, as amended (which we refer to as the “Securities Act”). The issuance of the Fee Shares was exempt from registration under Section 4(a)(2) of the Securities Act. The Series A Preferred Shareholders are institutional “accredited investors” (as defined in Rule 501(a) of Regulation D of the Securities Act).

Q2 Preferred Series A Dividend Declared and Paid

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

Commonwealth Bank of Australia Debt Facility

On July 18, 2014, our subsidiary MDW Pan LLP, as borrower entered into a credit agreement (the “Credit Agreement”) with  Commonwealth Bank of Australia (“CBA”), as administrative agent, collateral agent and the initial lender  for the purpose of establishing an aggregate U.S.$55 million senior secured credit facility consisting of, (i) a U.S.$45 million project finance facility (“Project Finance Facility”) and (ii) a U.S.$10 million cost overrun facility (the “Overrun Facility” together with the Project Finance Facility is collectively referred to herein as, the “Debt Facility”).  The Debt Facility (which was reduced to U.S.$53 million in December 2014) is secured by substantially all of the assets of the borrower (MDW Pan LLP, a wholly-owned subsidiary of the Company, and the owner of the Pan project and related assets) and all other entities of the consolidated group. The Credit Agreement was subsequently amended to reduce the Project Finance Facility to U.S.$43 million.

Appointment of President and CEO

On August 5, 2014, Mr. Kenneth Brunk informed our Board of Directors (the “Board”) that he would be retiring as the Chairman of the Board, President and Chief Executive Officer.  On October 15, 2014, the Company announced that William M. Zisch would be joining the Company as President and Chief Executive Officer.  Mr. Zisch succeeded Kenneth Brunk on December 10, 2014.

Upgrade in Resource at Spring Valley Project; Election of Carry Option

On August 12, 2014, we announced a substantial resource growth at our Spring Valley project based upon an updated mineral resource estimate to include 2011 – 2013 drill results.  In addition, we announced our decision to allow Barrick to earn an additional 5% interest in the joint venture (75% total) by carrying us through to production free of any additional payments or capital outlays.  This press release was clarified by a press release issued on January 23, 2015 as the original press release included statements in relation to the updated resource estimate, which were based on a sensitivity case rather than the base case.  In addition to issuing the press release, we filed an amended technical report entitled “Amended NI 43-101 Technical Report on Resources, Spring Valley Project,” on January 23, 2015 to clarify the statements contained in the August 12, 2014 press release.

Non-Executive Chairman Appointed

On August 19, 2014, we announced that the Board appointed Mr. Timothy Haddon as our new non-executive chairman on August 18, 2014, replacing Mr. Kenneth Brunk as the Board’s chairman.  Mr. Haddon replaced Dr. Roger Newell on the Board, who retired after five years of service on our Board.

Mining Begins at Pan project

On September 15, 2014, we announced several construction and operational related milestones that had been achieved.  Ledcor CMI, Inc. (“Ledcor”), our contract miner, mobilized to site on July 21, 2014 and commenced pre-stripping and mine development with first ore stacked on the leach pad during September 2014.

Q3 Preferred Series A Dividend Declared and Paid

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

New Board Member Appointed

Nathaniel Klein informed the Board that he was resigning as a member of the Board and as the Series A Preferred Holder Director (the “Preferred Holder Director”) effective November 4, 2014.  Concurrently with Mr. Klein’s resignation, Trey Anderson was nominated by HCP-MID and appointed, pursuant to the Company’s obligations to the holders of the Company’s Series A Preferred Shares with respect to the nomination and election of the Preferred Holder Director, to serve as the Preferred Holder Director.

Q4 Preferred Series A Dividend Declared and Paid

On December 16, 2014, the Board declared a dividend payment to the holders of Series A Preferred Shares with a record date of December 26, 2014, totaling $1,648,519 (U.S. $1,421,014), which was paid on January 2, 2015 in common shares, through the issuance of 1,626,269 common shares to the holders of the Series A Preferred Shares, and in cash, through the payment of applicable withholding taxes.

Recent Developments

Pan Project Update

On March 3, 2015, we announced an update on our progress at our Pan project as well as a summary of our current operations and budgeting.  In the update, we announced, among other things, (i) that construction of the Pan project was 93% complete, (ii) that first gold production is expected by the end of March 2015, (iii) that the second production well that had a mechanical malfunction on January 1, 2015 was abandoned and a replacement well was approximately 87% complete and (iv) that construction at the Pan project is ongoing, specifically, the 69 kV power line to the Pan project was 76% complete with line power expected in early May 2015.

We also announced that early sampling of ore grades have generally been below modeled grades with tonnage variances being both positive and negative.  In response to the early sampling, we have engaged an independent engineering firm to review modeling, sampling and assaying practices to gain an informed understanding of tonnage and grade variances to date.   Sustained gold production from the heap will provide an additional data point from which to complete an assessment of initial model performance and will provide the first estimate of actual gold recoveries.  Initial sampling may indicate that actual results or production may differ from those modeled or projected during the initial phase of production, and there are risks that the estimated grades may not be achieved as modeled or projected, which may have a material effect on our cash flow projections and our ability to satisfy certain covenants, tests and obligations under the Debt Facility.  Additional mitigating responses to a potential grade variance include, but are not limited to, increasing the rate of production and drilling to potentially expand resources.  Ore that is currently being placed on the pad is economic as it exceeds our cut-off grade and as a part of on-going operations, we are continuously evaluating our cut-off to align with the current operating cost and metal price environment.

CBA Waiver

On March 3, 2015, we announced that we have drawn U.S.$47.5 million of the U.S.$53 million Debt Facility.  As of February 28, 2015, we had cash and cash equivalents of approximately U.S.$5.9 million.  Based on current projections, our auditors have noted material uncertainties that cast substantial doubt about our ability to continue as a going concern in their audit report to our financial statements as at and for the year ended December 31, 2014.  We are required to satisfy certain covenants, tests and obligations related to the Debt Facility, including scheduled Mechanical Completion (as defined in the Credit Agreement), Cost to Complete (as defined in the Credit Agreement), Time to Complete (as defined in the Credit Agreement), Economic Completion (as defined in the Credit Agreement) and other tests and contingencies, in order to continue to draw amounts available under the Debt Facility and to remain in compliance with the terms of the Debt Facility.  We are currently unable to satisfy all covenants, tests and obligations required to continue to draw amounts under the Debt Facility and we will require additional capital to fund construction of the Pan project and comply with all of our obligations under the Debt Facility.    The amount of additional required capital will result from negotiations with the lenders to amend certain terms of the Debt Facility. We cannot provide any assurance that we will be able to amend our Debt Facility to secure more favorable terms, raise additional capital or draw down the remaining balance under the Debt Facility.

On March 13, 2015, MDW Pan LLP, as borrower, and CBA, as administrative agent, collateral agent, technical agent and initial lender, and the other lenders named in the Credit Agreement entered into a waiver with respect to certain provisions of the Credit Agreement (the “Waiver”).  The Waiver, among other things, (i) granted MDW Pan LLP a temporary waiver of the covenants set forth in Section 7.01(y) of the Credit Agreement until April 20, 2015, which requires that MDW Pan LLP not, directly or indirectly, to fail the Cost to Complete Test (as defined in the Credit Agreement) or the Time to Complete Test for more than thirty (30) consecutive days, (ii) allow the financial statements delivered by MDW Pan LLP and Midway Gold Corp. for the fiscal year 2014 to include a “going concern” or like qualifications and (iii) permit the discretionary diesel hedging currently in effect by MDW Pan LLP to exceed 75% but not exceed 90% of projected diesel consumption in any month. As consideration for the Waiver, MDW Pan LLP agreed to pay, or cause to be paid to CBA a non-refundable waiver fee equal to U.S.$200,000 (the “Waiver Fee”), due and payable on June 30, 2015.  In addition, MDW Pan LLP agreed to release and forever discharge the Secured Parties (as defined in the Credit Agreement) from any and all claims, counterclaims, demands, damages, debts, suits, liabilities, actions and causes of action of any nature that MDW Pan LLP or any other Loan Party (as defined in the Credit Agreement) may have against the Secured Parties arising under or in connection with the Loan Documents (as defined in the Credit Agreement).  The Waiver did not amend the covenants, tests or obligations related to the Debt Facility or our ongoing compliance with its terms, which affect our ability to draw the remaining amounts under the Debt Facility and maintain the Debt Facility in good standing.  The foregoing description is a summary of the material terms of the Waiver and is qualified in its entirety by reference to the text of the Waiver, which is filed as Exhibit 10.25 hereto.

Financial Information about Segments

Segmented information is contained in Note 20 of the “Notes to the Consolidated Financial Statements” contained in the section titled “Item 8. Financial Statements and Supplementary Data” of this Annual Report and is incorporated herein by reference.

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

The availability of funds for exploration, development and operations is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital.  Development of our mining properties could be delayed due to a lack of funding which would have a material adverse effect on our operations and financial position.

Seasonality

None of our properties are subject to material restrictions on operations due to seasonality.

Reclamation

We generally are required to mitigate long-term environmental impacts by chemically and physically stabilizing, contouring, placing growth media and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various federal, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required in conducting our exploration, development and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States.  A leak that exceeded our permit limitations was detected in the Barren Pond.  We have reported the occurrence as required by the permit, routed process fluids around the pond, and are now actively working on locating the leak and repairing it.  No interruptions to operations are anticipated.  This leak did not constitute a release to the environment, as the pond is triple lined and the leak was into the leak detection sump, above two of the three lines layers of the system.

On lands owned by the United States, mining rights are governed by the General Mining Law of 1872, as amended (“General Mining Law”), which allows the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws.  Federal laws that govern mining claim location and maintenance and mining operations on federal lands administered by the Bureau of Land Management (“BLM”) are generally administered by the BLM.   Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).  For a more detailed discussion of the various government laws and regulation applicable to our operations and potential negative effect of these laws and regulations, see the section heading “Item 1A. Risk Factors” below

Environmental Regulation

Our mineral projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and are becoming more restrictive. The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations, as well as obligations to post reclamation bonds for our projects as work is commenced.   Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During 2014, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We anticipate that we will incur capital expenditures for environmental control facilities during 2015 relating to the development of the Pan mine.

Mine Safety and Health Administration Regulations

Our operations and exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  MSHA inspects our properties on a regular basis and if it believes a violation has occurred under the Mine Act it may issue citations or orders, none of which have been issued against us. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires us to provide a mine safety disclosure, which we have done in Part I - Item 4 of this Form 10-K.

Employees

As of December 31, 2014, we had 49 full-time employees, 37 of whom are employed at our Ely, Nevada office or Pan Mine site (the “Pan Mine”).  We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and our administrative and financial affairs.

Item 1A.  Risk Factors

This Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

Since we have no operating or production history, investors have no basis to evaluate our ability to operate profitably. We were incorporated in 1996 but have had no revenue from operations since our inception. We have no history of producing metals from any of our properties. The majority of our properties are exploration stage properties in various stages of exploration. Our Tonopah, Spring Valley, Golden Eagle, and Gold Rock properties are exploratory stage exploration projects with identified gold mineralization. We now hold a minority interest in our Spring Valley project under the joint venture agreement with Barrick.  Our Pan project is in the development stage. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related work and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises, including:

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

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of our properties and competition from other mineral exploration and mining companies. It is common in exploration and development programs to experience unexpected problems and delays during drill programs and, development, construction and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.

We have a history of losses, negative operating cash flow and will require additional financing to fund exploration and, if warranted, development.  We have incurred losses since inception, have negative cash flow from operating activities and expect to incur losses in the future. We incurred the following operating losses during each of the following periods:

•	$16,816,408 for the year ended December 31, 2014;
•	$17,380,100 for the year ended December 31, 2013; and
•	$14,734,063 for the year ended December 31, 2012.

We had an accumulated deficit of $102,580,325 as of December 31, 2014. We expect to continue to incur losses until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations.

Our auditors audit report, contained herein, includes an explanatory paragraph that expresses that material uncertainties exist that cast substantial doubt about our ability to continue as a going concern.  Our auditors audit report for our financial statements as of and for the year ended December 31, 2014, includes an explanatory paragraph that expresses material uncertainties exist which cast substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain financing to fund our capital requirements and working capital requirements.  As at February 28, 2015, we had cash and cash equivalents of approximately U.S.$5.9 million.  Based on current projections for a late March initial pour date, versus our earlier estimate of a mid-March initial pour date, we are projecting a working capital shortfall attributable to this delay of approximately U.S.$5 million.  In addition to this shortfall, additional funding will also be required, to fund various reserve accounts as required under our Debt Facility.   The amount of additional required funding will be determined from negotiations with the lenders to amend certain terms of the Debt Facility. We cannot provide any assurance that we will be able to amend the terms of our Debt Facility on favorable terms, raise additional capital or draw down the remaining balance under the Debt Facility.  Furthermore, there is no assurance that we will be able to resolve the going concern uncertainties.  We may be required to curtail our production plans and we may be required to take additional measures to reduce costs in order to conserve our cash to sustain operations and meet our obligations.

Increased costs could affect our financial condition. Mining operations are subject to risks and delays that may be beyond our control.  Our Pan project was delayed due to abnormal weather, flooding and a well failure that delayed our planned initial production date and increased actual costs related to the Pan project. We anticipate that costs at our projects that we may explore, develop or operate, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, cyanide, lime, ammonium nitrate and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

Operational problems and start-up issues may disrupt mining operations at our Pan project.  Mine projects, including our Pan project, inherently involve risks and hazards.  The successful development of and production at our Pan project could be prevented, delayed or disrupted by, among other things:

•	unanticipated changes in grade and tonnage of material to be mined and processed;
•

budget overruns due to changes in the cost of fuel, power, materials, supplies and currency fluctuations; and potential opposition from non-governmental organizations, community and indigenous groups, environmental groups or local groups;

•	inability to adequately finance start-up operations or finalization of construction;
•	unanticipated adverse geotechnical conditions;
•	incorrect data on which engineering assumptions are made;
•	availability and cost of labor and other supplies and equipment;
•	availability of economic sources of power;
•	adequacy of water supply and well failures;
•	adequacy of access to the site;
•	unanticipated transportation costs;
•

government regulations (including obtaining local permits, regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

•	lower than expected ore grades;
•	the physical or metallurgical characteristics of the ore being less amenable to mining or treatment than expected;
•	problems with delivery and installation of equipment necessary to commence or continue operations as planned; or
•	failure of our equipment, processes or facilities to operate properly or as expected.

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

We have no history of producing metals from our current mineral properties and limited recent experience with producing mines; there can be no assurance that we will successfully establish mining operations or profitably produce precious metals. We have no history of producing metals from our current mineral properties. We do not produce gold and do not currently generate operating earnings. While we are scheduled to move our Pan project into production in late March, our efforts are subject to all of the risks associated with establishing new mining operations and business enterprises, including:

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

There may be delays in construction on our Pan project.  We have experienced delays at the Pan project, which have resulted in increased costs and affected our production timelines and compliance with the terms of our Debt Facility.  .Future delays in construction could result from factors such as availability and performance of engineering and construction contractors, suppliers and consultants; availability and function required equipment and weather and other mine conditions. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or insufficient financing, or lack of availability of required equipment, or delay or failure caused by mine conditions or regulatory compliance, could delay construction at the Pan project. There can be no assurance that the necessary personnel, equipment or supplies will be available.

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

Early sampling of ore grades at our Pan project have generally been below modeled grades with tonnage variances being both positive and negative.  In response to the early sampling, we engaged an independent engineering firm to review modeling, sampling and assaying

practices to gain an informed understanding of tonnage and grade variances to date.   Sustained gold production from the heap will provide an additional data point from which to complete an assessment of initial model performance and will provide the first estimate of actual gold recoveries.  Initial sampling may indicate that actual results or production may differ from those modeled or projected during the initial phase of production, and there are risks that the estimated grades may not be achieved as modeled or projected, which may have a material effect on our cash flow projections and our ability to satisfy scheduling, tests, covenants and other obligations under our Debt Facility.  If actual production is significantly lower than modeled, we may be required to adjust our production and operating plans and or amend the terms of the Debt Facility to remain in compliance with its terms.  Additional mitigating responses to a potential grade variance include, but are not limited to, increasing the rate of production and drilling to potentially expand resources.  Ore that is currently being placed on the pad is economic as it exceeds our cut-off grade and as a part of on-going operations, we are continuously evaluating our cut-off to align with the current operating cost and metal price environment.

Any material changes in mineral resource estimates and grades of mineralization may affect the economic viability of placing a property into production and a property’s return on capital.    As we have not completed feasibility studies on all of our properties and have not commenced actual production; mineralization resource estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

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

We face industry competition in the recruitment and retention of qualified personnel. We compete with other exploration and producing companies, many of which are better capitalized, have greater financial resources, operational experience and technical capabilities or are further advanced in their development or are significantly larger and have access to greater mineral reserves, for the recruitment and retention of qualified employees and other personnel. If we require and are unsuccessful in recruiting and retaining qualified personnel, we will not be able to grow at the rate we desire, or at all.

We cannot assure you that we will have an adequate supply of water to expand operations at any of our properties. Our future operations at our properties may require additional water rights for mining purposes. There is no assurance that the Company will be able to secure the necessary water rights to support planned development and operation.  An inadequate water supply could prevent, delay or disrupt our exploration and development plans

We operate our Spring Valley Project through a joint venture with Barrick Gold Exploration Inc., which is subject to the risks normally associated with the conduct of joint ventures.  Our Spring Valley Project is operated through a joint venture with Barrick Gold Exploration Inc. and is subject to the risks normally associated with the conduct of joint ventures. Such risks include: inability to exert control over strategic decisions made in respect of such properties; disagreement with partners on how to develop and operate mines efficiently; inability of partners to meet their obligations to the joint venture or third parties; and litigation between partners regarding joint venture matters. Any failure of such other companies to meet their obligations to the Company or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their respective properties, which could have a material adverse effect on the Company’s results of operations and financial condition.

Land reclamation requirements for our properties may require us to post bonds or other surety to guarantee the cost of post-reclamation mining, which add significant costs to our operations and delays in our projects. The Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation.  Cash collateral obligations to secure the bonds are typically required and may be increased by the Surety at any point in time up to the face value of the bond.  These requirements could add significant additional cost, adversely affect our financial position and delay any mining project undertaken by us. Our mineral exploration operations are required to be covered by reclamation bonds deemed adequate by regulators to cover these risks. We believe we currently maintain adequate reclamation bonds for our operations.

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

We may encounter archaeological issues and claims relating to all of our properties, which may delay our ability to conduct further exploration or developmental activities or could affect our ability to place our properties into commercial production, if warranted.  Our exploration and development activities may be delayed due to the designation of a portion of the Tonopah property as a site of archaeological significance.

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

Our Tonopah property is in close proximity to a municipal water supply, which may delay our ability to conduct further exploration or developmental activities or could affect our ability to place the property into commercial production, if warranted. The Tonopah property lies within a basin from which the town of Tonopah obtains its municipal water supply. To date, our exploration activities have not been restricted due to the proximity of the activities to this basin. As our exploration and development activities expand, there is an increased risk that the activities may interfere with the water supply. As part of the mining development work on the Tonopah property, we completed a hydrologic review of the basin and will establish a strategy for preventing exploration and development activities from interfering with the water supply. Any damage to, or contamination of, the water supply caused by our activities could result in us incurring significant liability. We cannot predict the magnitude of such liability or the impact of such liability on our business, prospects or financial condition. We applied for water right permits in the Ralston Basin, which is under protest by the town of Tonopah.  If we were not able to secure dewatering rights for the Tonopah project, the project may be restricted and could affect our ability to place the property into commercial production, if warranted.

The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties and operate them at a profit. The potential for profitability of our operations, the value of our properties, the market price of our common stock and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold, silver and other precious metals. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold and silver may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold and silver prices. The price of gold and silver is affected by numerous factors beyond our control, including inflation, fluctuation of the U.S. dollar and foreign currencies, global and regional demand, the sale of gold and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.

The volatility in gold and silver prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the average annual market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix for gold and the daily London fix for silver, as shown in the table below:

Mineral	2014	2013	2012	2011	2010
Gold	$1,265.78	$1,411.23	$1,668.98	$1,571.52	$1,224.53
Silver	$19.08	$23.79	$31.15	$35.12	$20.19

The volatility of mineral prices represents a substantial risk, which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

We do not maintain insurance with respect to certain high-risk activities, which exposes us to significant risk of loss.  Mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected formations or other conditions are often encountered. We may become subject to liability for pollution, cave-ins, pit wall failures, leach pad liner leaks or hazards against which it cannot insure or against which it cannot maintain insurance at commercially reasonable premiums. Any significant claim would have a material adverse effect on our financial position and prospects. We are not currently covered by any form of environmental liability insurance, or political risk insurance, since insurance against such risks (including liability for pollution) may be prohibitively expensive. We may have to suspend operations or take cost interim compliance measures if we are unable to fully fund the cost of remedying an environmental problem, if it occurs.

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

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations. All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate. Environmental legislation is evolving in a manner which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our properties or some portion of our business, causing us to re-evaluate those activities at that time.

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

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an EIS. The United States Environmental Protection Agency (“EPA”), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

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

Nevada Laws At the state level, mining operations in Nevada are also regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. Nevada state law requires mine operators to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, operators are required to hold Nevada Reclamation Permits. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation.  We have set up a provision for our reclamation bond at the Pan Mine.  Compliance with this and other federal and state regulations could result in delays in beginning or expanding operations, incurring additional costs for investigation or cleanup of hazardous substances, payment of penalties for non-compliance or discharge of pollutants, and post-mining closure, reclamation and bonding, all of which could have an adverse impact on our financial performance and results of operations.

Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Our operations are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed. In the ordinary course of business we are required to obtain and renew governmental permits for our operations, including in connection with our mining and exploration plans at the Pan Mine and our exploration properties. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by us. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the permitting authority and intervention by third parties in any required environmental review. We may not be able to obtain or renew permits that are necessary to our operations on a timely basis or at all, and the cost to obtain or renew permits may exceed our estimates. Failure to comply with the terms of our permits may result in injunctions, fines, suspension or revocation of permits and other penalties. We can provide no assurance that we have been, or will at all times, be in full compliance with all of the terms of our permits or that we have all required permits. The costs and delays associated with compliance with these permits and with the permitting process could delay or stop us from production at our Pan Mine, proceeding with the operation or development of a property or increase the costs of development or production and may materially adversely affect our business, results of operations or financial condition.

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

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including increased energy costs, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Our Budget/Work Plan Committee requires unanimous approval of all members to approve annual budgets and work plans, which may adversely affect the timing and approval of our annual budgets and work plans.  The mandate of the Budget/Work Plan Committee is to review and approve the annual business and financing plans and capital and operating budgets (and any modifications of, or deviations from, such plans or budgets) of our Company.  The Budget/Work Plan Committee chair is our CEO.  The unanimous vote of all of the members is required for all acts and approvals of the Budget/Work Plan Committee.  In the event that unanimous approval of the Budget/Work Plan Committee is not obtained for any matter with which the Budget/Work Plan Committee is authorized under its charter, the preferred shareholder director and our CEO shall cooperate and work together in good faith to resolve any issues that the Budget/Work Plan Committee has identified as an impediment to their unanimous approval.

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

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition. We are dependent on a relatively small number of key employees, including our President and Chief Executive Officer and our Chief Financial Officer. The loss of any officer could have an adverse effect on Midway. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

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

Title to our properties may be subject to other claims, which could affect our property rights and claims.  There are risks that title to our properties may be challenged or impugned. Most of our properties are located in Nevada and may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of our properties which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of our properties in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

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

Risks Related to Our Securities

If we are a “passive foreign investment company” for the current taxable year or future tax years, U.S. investors would likely be subject to materially adverse U.S federal income tax consequences.  We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets.  United States shareholders should be aware that we believe we were classified as a PFIC during our tax year ended December 31, 2014.  Based on current business plans and financial expectations and assuming that production begins at the Pan Mine in 2015, we expect that we should not be a PFIC for the current tax year and for the foreseeable future.  If we are a PFIC for any taxable year during which a United States person holds our securities, it would likely result in materially adverse United States federal income tax consequences for such United States person. The potential consequences include, but are not limited to, re-characterization of gain from the sale of our securities as ordinary income and the imposition of an interest charge on such gain and on certain distributions received on our common shares.  Certain elections may be available under U.S. tax rules to mitigate some of the adverse consequences of holding shares in a PFIC.

Our share price may be volatile and as a result you could lose all or part of your investment.  In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common share:

•	Changes in the worldwide price for gold;
•	Disappointing results from our operating and exploration efforts;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts' estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Investor perception of our industry or our prospects; and
•	General economic trends.

In the last 12 months, the closing price of our stock on the TSX has ranged from a low of $0.70 to a high of $1.56, and on the NYSE MKT the closing price has ranged from a low of U.S.$0.60 to a high of U.S.$1.39.  In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile.  These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common shares.  As a result, you may be unable to resell your shares at a desired price.

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

Holders of Series A Preferred Shares have substantial rights and ranks senior to our common shares.  Our common shares rank junior as to dividend rights, redemption rights, conversion rights and rights in any liquidation, dissolution or winding-up of the Company to the Series A Preferred Shares.  Upon liquidation, dissolution or winding-up of our Company, the holders of the Series A Preferred Shares are entitled to a liquidation preference equal to 125% of the initial issue price of U.S.$1.85 prior and in preference to any distribution to the holders of our common shares.  The holders of the Series A Preferred Shares are also entitled to an annual 8% dividend, compounded monthly and payable quarterly.  Further, no dividend greater than the in-kind dividends on the Series A Preferred Shares may be paid, declared or set apart for payment in respect of the common shares. The existence of such senior security could have an adverse effect on the value of our common shares.  As of the date of this Annual Report on Form 10-K we have issued a total of 9,139,796 common shares as our quarterly dividend payment to the Holders of the Series A Preferred Shares.

Series A Preferred Shares contain certain redemption rights where the holders thereof may provide redemption notice beginning on December 13, 2017 requiring that we redeem the Series A Preferred Shares within 30 days.  Either we or the holders of our Series A Preferred Shares may provide a redemption notice for the Series A Preferred Shares after December 13, 2017 at a redemption price of U.S.$1.85 per share.  In the event that we are unable to redeem the Series A Preferred Shares within 30 days after a demand for redemption by a holder of the Series A Preferred Shares and we have not completed a liquidation event (excluding a voluntary or involuntary liquidation, dissolution or winding-up of our affairs) prior to the five years from issuance of the Series A Preferred Shares, then we are required to distribute all of the legal available funds to the holders of the Series A Preferred Shares and repay any amounts otherwise due in equal quarterly payments for the period of two (2) years from the date on which redemption is demanded.

In addition, if we are unable to redeem any Series A Preferred Shares two (2) years after a demand for redemption, then, subject to a special separate resolution (the “Special Resolution”) of the holders of our common shares and provided it is permitted by our articles, as amended, (i) voting as a single class, vote to elect a majority of our Board, and (ii) in the event that our articles do not permit a single class of our shareholders to elect a majority of our Board, holders of Series A Preferred Shares may sell, as may be permitted by applicable law, on our behalf, our assets, in such holder’s discretion, that are sufficient to redeem any Series A Preferred Shares.  Pursuant to our obligations under a side letter (the “Side Letter”) by and between the Company and the Series A Preferred Holders, we agreed to present a proposal to our shareholders to approve the Special Resolution at our 2013 and subsequent Annual General and Special Meetings of Shareholders.  Under the terms of the Side Letter we will continue to seek shareholder approval for the Special Resolution at each annual and special meeting until the shareholders approve the Special Resolution.    Our shareholders did not approve the Special Resolution at our 2013 or 2014 Annual General and Special Meeting of Shareholders.  Our failure to redeem the Series A Preferred Shares in accordance with the terms of the Series A Preferred Shares rights will have a material adverse effect on the rights of our common shares and our business.

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

If we issue additional equity in equity financings or through issuance of common shares upon exercise of options or warrants or through issuance of common shares for the payment of our Series A Preferred Share dividends or conversion of convertible securities, the trading price of our securities may be negatively impacted and our current shareholders may suffer dilution. Any future sale of equity capital in financing transactions or through the exercise of warrants or options or the issuance of common shares in payment of our Series A Preferred Share dividends or conversion of convertible securities will result in dilution to existing shareholders, and even the perception that such issuance of equity capital may occur could have a negative impact on the trading price of our securities. We may pursue other alternatives for the financing of further exploration and development through offering an interest in our properties to be earned by another party or parties carrying out further exploration thereof.

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

We may be required to adjust the Conversion Ratio on the Series A Preferred Shares, which could result in deemed dividends on the Common Shares.  As of the date of this Annual Report, each Series A Preferred Share is convertible into one Common Share.  However, we may be required to adjust this exchange ratio in accordance with our Articles.  Under certain circumstances, an adjustment that reduces the number of Common Shares received upon conversion of the Series A Preferred Shares could result in a deemed dividend on the Common Shares without the receipt of any cash.

We may in the future choose to pay dividends on the Series A Preferred Shares in cash or shares of our common stock, in which case holders of the Series A Preferred Shares would be subject to certain United States and Canadian tax rules and regulations regarding such dividends. We may in the future distribute taxable dividends on the Series A Preferred Shares in cash or shares of our common stock at our election. Restrictions from our Debt Facility prohibit payment of dividends on the Series A Preferred Shares to be paid in cash until subsequent to economic completion.  Holders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, our shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.  In addition, any dividends paid or credited (or deemed to be paid or credited) on our common shares owned by a United States’ holders will be subject to Canadian withholding tax at the rate of 25%, generally reduced to 15% by virtue of the Canada – United States Income Tax Convention (the “Convention”).  If the United States holder is a company that beneficially owns at least 10% of our voting stock, the Canadian withholding tax is reduced to 5% by virtue of the Convention.

Risks Related to Our Debt

We obtained a waiver for noncompliance under the terms of the Credit Agreement and may fail to comply with future terms and/or obligations, under our Debt Facility.  We did not negotiate an amendment to the Credit Agreement to change the covenants, tests or obligations related to the Debt Facility.  We are required to be in compliance with certain covenants, tests and obligations to draw the remaining balance under the Debt Facility and to keep the Debt Facility in good standing.  Any failure to comply with these terms or amend the Credit Agreement may result in an event of default under the Credit Agreement.  In the event we are unable to comply with the terms of the Credit Agreement and/or amend its terms, we may be unable to use cash flow from production for our corporate purposes and/or the lenders may declare an event of default and exercise their legal rights under the Debt Facility.

There is no assurance that we will be able to meet the conditions precedent to continue to draw on the Debt Facility and even if we are, if the amounts we are able to draw on will be sufficient for our planned operations. Our ability to borrow funds under the Debt Facility will be subject to additional conditions precedent, including, but not limited to, funding of any expected cost overruns on the Pan project. As of March 16, 2015, we were unable to satisfy all covenants, tests and obligations to draw the remaining U.S.$5.5 million under the Debt Facility. To the extent that we are not able to satisfy these and other ongoing requirements, we may not be able to draw down any undrawn amounts or the full amount under the Debt Facility.  We will be required to raise additional capital to complete construction of the Pan project and fund our working capital requirements.

The Debt Facility contains many covenants and restrictions which may negatively impact our operations. The Debt Facility, among other things, limits the Company's ability to incur additional indebtedness, make investments or loans, transfer the Company's assets, or make expenditures relating to property secured under the credit agreement that are inconsistent with the mine plan and operating budget delivered pursuant to the Debt Facility. Further, the Debt Facility requires the Company to maintain specified financial ratios, meet financial condition covenants and make quarterly principal payments beginning in June 2015. Events beyond the Company's control, including changes in general economic and business conditions and lower than expected mineral reserves and resources,  may affect the Company's ability to satisfy these covenants, which could result in a default under the Debt Facility. If an event of default under the Debt Facility occurs, the Company would be unable to draw down on the Debt Facility, or if amounts were drawn down at the time of the default, the lenders could elect to declare all principal amounts outstanding thereunder at such time, together with accrued interest, to be immediately due and payable and to enforce their security interest over the Pan project, which would negatively impact our operations.  The Debt Facility is secured and has collateral on substantially all of the assets of the Company.

Our development operations at our Pan project require substantial capital expenditures. The amounts we may be able to draw down under the Debt Facility, if any, are insufficient to fund all of the planned development operations at our Pan project. Our development operations at our Pan project require substantial capital expenditures. We make and expect to continue to make substantial capital expenditures in our business for the development of our other projects.  As of the date of this Annual Report we have approximately U.S.$5.5 million of the $10 million undrawn under the Overrun Facility.  The amounts remaining under the Debt Facility are insufficient for our planned operations at our Pan project and we will require additional capital to place the Pan project into commercial production and to draw on the undrawn amount.

The Debt Facility may limit our ability to receive distributions from our Pan project, if any. Our ability to receive distributions from the Pan project, if any, for corporate general and administrative expenses, and other non-Pan expenditures is contingent upon satisfying certain conditions precedent and achieving various economic completion tests relating to, but not limited to, mine production, recoveries, sales, costs and sustainability over a three-month period. Economic completion must be achieved by September 30, 2015. There can be no assurance that we will ever achieve economic completion.  To the extent that we are unable to meet these conditions precedent, we will be unable to receive distributions from the Pan project to fund our exploration projects and corporate expenditures.

Early ore sampling have generally been below modeled grades, which were used to establish certain tests and criteria under the Debt Facility.  In the event that actual production results fall below our initial models, the lenders may require us to adjust the tests and criteria under the Debt Facility and/or we may be required to adjust our initial production plans or make other operational changes which may have a material effect on our cash flow and our operations.  Early sampling of ore grades at our Pan project have generally been below modeled grades and we have engaged an independent engineering firm to review modeling, sampling and assaying practices to gain an informed understanding of tonnage and grade variances to date.  If the engineer determines that the ore mined from the Pan project will remain below the modeled grades, the lenders may require us to adjust our initial production plans or make other operational changes, which may have a material effect on our cash flow and our operations.

Item 1B. Unresolved  Staff  Comments

None.

Item 2. Properties

Nevada Properties

Map of Properties

The map below shows the location of the Company’s properties located in Nevada, USA.  These properties are described in further detail below.

MAP OF OUR NEVADA PROPERTIES

OREGON
IDAHO
CALIFORNIA
UTAH
ARIZONA
Winnemucca
Elko
80
Spring Valley Project
Lovelock
Reno
80
50
Eureka
Pinyon Project
Pan Project
Ely
Carson City
Gold Rock Project
Tonopah Project
Tonopah
N
15
Las Vegas
0
25
50
100 Miles

Copyright:© 2009 ESRI

Source: Midway Gold Corp., 2013

Pan Project

The Pan project is a sediment-hosted gold deposit located along the prolific Battle Mountain/Eureka gold trend at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 18 miles southeast of Eureka, Nevada, and 58 miles west of Ely, Nevada.  Access is via a seven mile gravel road running south-southeast from US Highway 50, at a point about 17 miles southeast of Eureka, Nevada. Eureka has a population of about 1,400.    Water is available from wells on the property.  Construction of power lines to the property are approximately 76% complete, and should be operational during Q2 of 2015.  Generators are being utilized for power at the mine prior to completion of the power line.  Gold mineralization occurs in shallow oxide deposits, along a two-mile strike length of a faulted anticline.  Construction of this project is nearly complete and the mine will operate as an open pit, heap leach mining operation.  Production is planned for March of 2015 subject to completion of critical construction items and commissioning of the operating assets.

Title

We have controlled the property since April 2007 through direct ownership of unpatented lode mining claims administered by the BLM and through mining leases.  We acquired our interest in a January 7, 2003 mineral lease agreement with Nevada Royalty Corp., Inc (“NRC”), as a result of our acquisition of Pan-Nevada Gold Corporation on April 13, 2007.  On or before January 5th of each year we must pay an advance minimum royalty of the greater of U.S.$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing price for the third calendar quarter preceding January 1 of the year in which the payment is due.  On January 2, 2014 we paid $245,768 (U.S.$231,072).  On January 2, 2015 we paid $261,602 (U.S.$223,058).  The minimum advance royalties will be creditable against a sliding scale production royalty of between 2.5% and 4%.  We must incur a minimum of U.S.$65,000 a year of work expenditures, including claim maintenance fees, during the term of the mining lease.

We have staked additional claims adjacent to the Pan property, some of which fall within the one mile area of interest of the NRC mining lease and will be subject to the production royalty to NRC. We have staked additional claims around the project, increasing the total land holdings to over 16 square miles.

We hold 121 and lease 429 unpatented lode mining claims which constitute our Pan Mine.  The leased unpatented lode mining claims are held with Nevada Royalty Corp. and expire on January 7, 2023.  The total acreage covered by these 550 claims is approximately 10,473 acres.  These claims are governed by the laws and regulations of the U.S. DOI, BLM and White Pine County, Nevada.  To maintain all of the mining claims we must pay annual maintenance fees to the BLM and White Pine County.  We have additional obligations to the lessor of the leased 429 mining claims which include making scheduled advance royalty payments.  The leased portion of the Pan Mine is subject to a sliding scale royalty of 2.5% to 4% gross sales during production.

Mineral Resources

As we begin to operate at the Pan Mine and gain experience through our efforts, we are likely to update the reserve and resource estimates based upon current operating results.  In October 2011, we reported a resource estimate for the Pan project based on results from 2011 drilling received up to the date of the resource estimate. The Measured and Indicated mineral resource estimate exceeded one million ounces of gold. The 1.13 million ounces of gold are contained in 37 million tonnes of 0.49 grams per tonne (gpt) gold in the Measured category and 43 million tonnes of 0.40 gpt gold in the Indicated category using a 0.14 gpt gold cutoff grade. The resource was prepared by Gustavson Associates LLC, a qualified person and an arm’s length party to the Company. The mineral resources are summarized below. “NI 43-101 Updated Mineral Resource Estimate for the Pan Gold Project, White Pine County, Nevada”, dated November 1, 2011, which is available under the Company's profile at www.sedar.com. The report was prepared to the standards of NI 43-101 and was filed on SEDAR on November 2, 2011.

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

On November 15, 2011, we announced completion of a Feasibility Study for the Pan project. Mineral Reserves were based upon a design pit using Lerchs Grossmann generated pit surfaces that maximize revenue based on a U.S.$1,200 per ounce three-year trailing average price of gold. Cutoff grades of 0.21 gpt in the South pit and 0.27 gpt in the North & Central pits produced the project’s highest NPV. “NI 43-101 Technical Report Feasibility Study for the Pan project, White Pine County, Nevada, dated November 15, 2011,” which is available under our profile at www.sedar.com. The Feasibility Study was prepared by Guastavson Associates LLC, to the standards of National Instrument 43-101 and was filed on SEDAR on December 21, 2011. An updated report “Updated NI 43-101 Technical Report, Feasibility Study for the Pan project, White Pine County, Nevada” dated November 29, 2012 was filed to clarify responsibilities of the Qualified Persons. This updated report made no changes to the Feasibility Study numbers.

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

We believe that there is no material difference between the mineral reserves as disclosed above under our NI 43-101 Feasibility Study and those disclosable under SEC Industry Guide 7, and therefore no reconciliation is provided.  Since the Pan project has known reserves under SEC Industry Guide 7 and has received its Record of Decision, the project is considered by us to be in the development stage.  As of December 31, 2014, construction of the Pan Mine is approximately 83% complete.

Mining and Production

The Pan gold deposit contains near-surface mineralization that can be extracted using conventional open pit mining methods. Results from mineral extraction tests indicate that the ore can be processed by conventional heap leaching methods.  Ore from the South Pan pit will be processed run of mine (“ROM”), while ore from the North Pan pit ores will be crushed before being placed on the leach pad.  Pregnant solutions from leaching both South and North Pan ores will be treated in an adsorption/desorption recovery (ADR) plant.

During the twelve months ended December 31, 2014 and 2013, we capitalized into property, equipment and mine development $74,675,623 and $8,454,762 of Pan expenditures, respectively.   The 2014 costs were primarily related to the construction of the Pan Mine and its operating assets.  There were some additional costs for permitting, mitigation, engineering, site characterization, metallurgy, mine planning, and detailed design.  For a more detailed discussion of the Pan Mine’s production data, see Part II – Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the years ended December 31, 2014, 2013 and 2012 we incurred exploration expenditures of $133,387, $2,151,355 and $1,415,189 at the Pan project, respectively.  These expenditures were primarily for salaries and labor, which were 64%, 71% and 62% of mineral exploration expenditures for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In November 2011 we announced completion of a Feasibility Study showing strong economics for the Pan project. The Feasibility Study showed net present value of the project to be robust at a range of gold prices, increasing from U.S.$123 million at U.S.$1,200/oz gold to $344M at U.S.$1,900/oz gold. The internal rate of return grows from 32% to 79% using the same range of gold prices. Both use a 5% discount rate and are after tax figures. According to the 2011 Feasibility Study, the capital costs to build the mine are estimated to be U.S.$99M which includes U.S.$8.2M working capital and a U.S.$6.8M contingency. The operating cash cost was projected to be U.S.$585/oz which includes royalties, state taxes, and a 5% contingency. The total production cost including capital was projected to be U.S.$824/oz.  For further information on this project, please see the report entitled “Updated NI 43-101 Technical Report Feasibility Study for the Pan Gold Project, White Pine County, Nevada”, dated November 29, 2012, which is available under our profile at www.sedar.com. The Feasibility study was prepared by Gustavson Associates LLC, to the standards of National Instrument 43-101 and was originally filed on SEDAR on December 21, 2011.

A detailed discussion regarding Sampling, Analysis and Security of Samples is included within the Feasibility Study which is available under our profile on SEDAR at www.sedar.com.

During 2013, a trial blast provided material for large column tests to evaluate the potential for ROM leaching at South Pan. Test results showed that ROM is a viable option at South Pan.  The NEPA permitting process was completed with a Record of Decision for the Final Environmental Impact Statement issued on Dec 20, 2013. We also received confirmation from the U.S. Army Corps of Engineers that no “waters of the U.S.” are present at the project that would fall under the jurisdiction of Sections 401 and 404 of the Federal Clean Water Act. We received our Water Pollution Control Permit and our Air Quality Operating Permits to Construct.

During 2014, we commenced construction with an official groundbreaking ceremony on January 14, 2014 and have worked towards transitioning the Pan Mine from a development property to an operating property.  Ledcor, our contract miner, began production activities during Q3 of 2014 through stacking of ore on the leach pad.  Haul roads were constructed and are currently in use running to the leach pad and waste piles.  Installation of liner in the barren pond and pregnant pond are completed with the remainder of the processing systems to be completed and operating during Q1 of 2015.  To date we have incurred total costs of $90,504,152 (includes all capital spending on construction of the Pan Mine, permitting, drilling and other capitalized development costs) relating to the development of the Pan project.

The Pan project has known reserves, as defined under SEC Industry Guide 7, and the proposed program for the property is developmental in nature.  With mining operations commencing during September of 2014 and production expected within the near term of the date of this report, we anticipate to be a production company during Q1 of 2015.

Gold Rock Project

Gold Rock is a sediment-hosted gold deposit located along the prolific Battle Mountain/Eureka gold trend situated in the eastern Pancake Range in western White Pine County, Nevada, 8 miles southeast from the Pan project.  Access is via the Green Springs road from US Highway 50 approximately 45 miles from Ely, Nevada. Water for exploration purposes is available from an existing well in the region under temporary grant of water rights.  It is anticipated that power will be available from the line being extended to serve the nearby Pan project.  The property includes the Easy Junior Mine, which reportedly produced approximately 2.9 million tons at a grade of 0.026 opt for 74,945 ounces of gold by 1994. Additional drilling was completed in 2013 to expand the resource. Surface work was completed to identify additional exploration targets on the property.

Title

We have controlled the property since April 13, 2007 through direct ownership of unpatented lode and placer mining claims administered by the BLM and through mining leases.  We acquired our interest in the March 20, 2006 mineral lease agreement with NRC as a result of our acquisition of Pan-Nevada Gold Corporation on April 13, 2007.  On or before January 5 of each year we must pay an advance minimum royalty of the greater of U.S.$60,000 or the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing price for the third calendar quarter preceding January 1 of the year in which the payment is due.  On January 2, 2014 we paid $152,616 (U.S.$143,490) and on January 2, 2015 we paid $162,449 (U.S.$138,514) in respect of our obligations under this agreement.  The minimum advance royalties will be creditable against a sliding scale Net Smelter Return (“NSR”) production royalty of between 2.5% and 4%.  We must incur a minimum of U.S.$75,000 annual work expenditures, including claim maintenance fees, during the term of the mining lease.

We have entered into or acquired four additional agreements for claims adjacent to and contiguous with the NRC claims:

•

On January 2, 2014, we paid the annual advance royalty payment of $71,768 (U.S.$67,476) to Anchor Minerals, Inc. to maintain its mineral lease for 80 unpatented lode mining claims.  The owner holds a 3.5% gross production royalty.  On January 2,  2015 we paid $79,136 (U.S.$67,476).

•

On January 2, 2014, we paid the annual advance royalty payment of $63,816 (U.S.$60,000) to Brian Peart to maintain our option to purchase 13 unpatented lode and placer mining claims.  Alternatively we can purchase these claims for U.S.$5,000,000 with any payments already paid credited against the total. Mr. Peart holds a sliding scale NSR royalty of between 2 and 6% from commercial production on these claims.  On January 7, 2015 we paid $71,106 (U.S.$60,000).

•

On January 22, 2014, we paid the annual advance royalty payment of $10,256 (U.S.$9,250) to Jerry Pankow to maintain our option to purchase 2 unpatented lode mining claims.  Alternatively we can purchase these claims for U.S.$775,000 with any payments already paid credited against the total. Mr. Pankow holds a sliding scale NSR royalty of between 2 and 5% from commercial production on these claims.  On January 14,  2015 we paid $11,061 (U.S.$9,250).

•

On January 23, 2014, we paid the annual advance royalty payment of $16,649 (U.S.$15,000) to Ronald Jordan to maintain our option to purchase 13 unpatented lode mining claims.  Alternatively we can purchase these claims for U.S.$2,500,000 with any payments already paid credited against the total. Mr. Jordan holds a 2.5% NSR from commercial production on these claims.  The assignor of this lease agreement to us also holds a 0.5% NSR royalty.  On January 14,  2015 we paid $17,937 (U.S.$15,000).

Over the years we have staked additional claims outright adjacent to and contiguous with the Gold Rock property, which are outside of any area of interest.

We hold 549 unpatented lode claims and 8 mill-site claims.  Additionally, we lease 444 unpatented lode and 2 placer claims.  These 1,003 claims constitute our Gold Rock property which covers an approximate area of 19,188 acres.  The leased unpatented and placer claims are held with Anchor Minerals (expire 1/15/2017), Brian Peart (expire 1/14/2023), Nevada Royalty Corp (expire 3/20/2016) and Jerry Pankow (placer claims, expire 2/13/2023).  These claims are governed by the laws and regulations of the U.S. DOI, BLM and White Pine County, Nevada.  To maintain all of the mining claims we must pay annual maintenance fees to the BLM and White Pine County, Nevada.  We have additional obligations to the lessors of the leased 446 mining claims which include making scheduled advance royalty payments.  The leased portions of the Gold Rock Mine are subject to production royalties.  These various royalties consist of 3% Net Smelter Returns, 2%-5% Net Smelter Returns, 2%-6% Net Smelter Returns, 3.5% gross revenues, or 2.5%-4% gross sales.

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

An independent engineer, Global Resource Engineering, reviewed all drilling results from 2012 and 2013 to provide a new resource update originally dated May 29, 2014 with an amended report date of January 8, 2015, entitled “Amended NI 43-101 Technical Report Updated Mineral Resource Estimate for the Gold Rock Project, White Pine County, Nevada” (the “Amended Gold Rock Report”). The Amended Gold Rock Report shows a 65% increase in measured, indicated resources and a 62% increase in inferred resources from the “NI 43-101 Technical Report on Resources, Gold Rock Project, White Pine County, Nevada” prepared by Gustavson Associates LLC and dated April 10, 2012 (which report was updated on November 29, 2012 to clarify language regarding capping, density, and cut-off values).  The Amended Gold Rock Report was prepared and filed in order to address inconsistencies between the previously filed report and the Company’s news release dated May 28, 2014.

The resource includes results from 785 drill holes and extends for over 8,000 feet north and south from the historic Easy Junior open pit gold mine.  The mineral resource estimate, summarized in the table below, can be found in the Amended Gold Rock Report under our profile on SEDAR at www.sedar.com.

A detailed discussion regarding Sampling, Analysis and Security of Samples is included within the Amended Gold Rock Report which is available under our profile on SEDAR at www.sedar.com.

Whittle Pit Shell Mineral Resource Estimate at U.S.$1,500 per Ounce at Various Cutoffs
Gold Rock Project, Nevada
	Measured & Indicated Resource			Inferred Resource*
Cutoff (opt)	Tons ('000s)	Grade (opt)	Gold ounces	Tons ('000s)	Grade (opt)	Gold ounces
0.008	17,749	0.024	426,000	8,536	0.025	215,000
0.006	20,477	0.022	445,000	10,275	0.022	227,000
0.004	23,759	0.019	461,000	12,066	0.020	236,000

* - Inferred mineral resources are estimated pursuant to Canadian industry standards. See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

All baseline studies were completed and a Plan of Operations (“PoO”) was developed and submitted to the BLM and has been declared complete.  The Draft Environmental Impact Statement (“DEIS”) was made available for public comment as published by the BLM in the federal register on February 13, 2015.  The DEIS provides an analysis of environmental, social and economic impacts of the proposed mine plan and possible alternatives.  Exploration permit approval has been received for an expanded drill plan that will allow both in-fill and step-out drilling.

During the years ended December 31, 2014, 2013 and 2012, we incurred exploration expenditures of $1,861,905, $2,616,384 and $3,815,606, respectively.  During 2012 and 2013, these costs primarily related to reverse circulation and diamond drilling as well as ongoing permitting efforts and salaries and labor associated with these activities.  During 2014, the costs were primarily ongoing permitting efforts and the associated salaries of those efforts.

While the Gold Rock project has defined resources, insufficient information is available to support reserves, as defined under SEC Industry Guide 7. Additional exploration work is planned for the property to support a reserve estimate.

Spring Valley Project

Spring Valley is a diatreme/porphyry hosted gold system covered by gravel. Gold has been intercepted over an area 5,200 feet long by 3,500 feet wide that extended to a depth of 1,400 feet, suggesting the presence of a large mineral system. The Spring Valley project is under an exploration and option to joint venture agreement with Barrick Gold Exploration Inc.  Barrick funded 100% of the costs to earn an interest in this project.  Barrick has completed the expenditure requirement of $38 million to earn a 70% interest in the Spring Valley project.

Location, Means of Access and State of Property

The Spring Valley property is located in the Spring Valley Mining District, Pershing County, Nevada, approximately 20 miles northeast of the town of Lovelock.  The property is accessed from Nevada State Highway 50, which extends eastward from US Interstate 80 and is paved to the Rochester turn-off; thereafter it is a dirt road.  Water for exploration purposes is available from water wells drilled on the property under temporary grant of water rights.  A new power line will be required to supply power to the property.  There is an existing 345 kv power line, but additional costs would be required to relocate the line.

Agreement with Barrick Gold

On March 9, 2009, we, through our wholly-owned subsidiary Midway Gold US Inc. (“MGUS”), executed an Exploration, Development and Mine Operating Agreement, effective March 9, 2009 (the “EDM Agreement”), with Barrick, a wholly-owned subsidiary of Barrick Gold Corporation, regarding the exploration, development and possible joint venture of our Spring Valley Project.

Exploration Period

Under the terms of the EDM Agreement, MGUS granted to Barrick the exclusive right to explore and develop the Spring Valley Project. During this exploration period, Barrick had the exclusive right to earn a 60% interest in the Spring Valley Project by spending U.S.$30.0 million on the property over a five-year period ending December 31, 2013. During this five-year period Barrick had the sole right to determine the nature, scope, extent and method of all operations in relation to the property, without having to consult or gain our approval. Barrick was required to provide us with certain information and reports and access to the Spring Valley Project to conduct inspections of operations during this period.

After vesting at 60%, Barrick increased its interest by 10% (to 70% total) by spending an additional U.S.$8.0 million.    We have elected to allow Barrick to earn an additional 5% (75% total) by carrying us to production and arranging financing for our share of mine development capital expenses. The cost that Barrick incurs from carrying us to commercial production will be recouped by Barrick, plus interest from project cash flows once production has been established.

To date, Barrick has conducted and reported funding exploration totaling U.S.$55.5 million.  In 2014 and 2013, Barrick reported spending of U.S.$17.5 million and U.S.$11.0 million, respectively.

Joint Venture

We exercised our option to enter into a joint venture with Barrick as of February 23, 2014.  With the formation of the joint venture with Barrick, initial capital accounts will be established in accordance with Barrick’s earned interest in the Spring Valley Project and Barrick will be the manager of the joint venture.  During 2014, we conveyed a 70% interest in the property to Barrick subject to the terms of the Joint Venture and elected to allow Barrick to carry us to production and arrange financing for our share of development costs.  At which point, we will convey an additional 5% interest in the property to Barrick and retain a 25% minority interest.

The EDM Agreement also provides for the adjustment of a party’s participating interest in the joint venture upon default in making agreed-upon contributions to adopted programs and budgets or upon contributing less to a program and budget than a percentage equal to the party’s participating interest.

Under the EDM Agreement, a party’s whose recalculated participating interest is reduced below 10% shall be deemed to have withdrawn from the joint venture and shall relinquish its entire participating interest. Such relinquished participating interest shall be deemed to have accrued automatically to the other party. The reduced party shall have the right to receive 10% of net proceeds, if any, to a maximum amount of 75% percent of the reduced party’s equity account balance as of the effective date of the withdrawal. Upon receipt of such amount, the reduced party shall thereafter have no further right, title, or interest in the Spring Valley Project or under the EDM Agreement.  If our interest becomes less than 10%, we shall be deemed to have reserved a NSR Royalty of 2%.

Title

We have held the property since 2003 through direct ownership of unpatented lode mining claims administered by the BLM and through mining leases. In 2014 we conveyed a 70% interest, under the terms of the Joint Venture to the Joint Venture.  Unpatented mining claims are kept active through payment of a maintenance fee due to the BLM and each county the claims are located in on August 31st of each year. Certain areas of the Spring Valley project are subject to NSR royalties ranging from 1% to 7% on different claim groups within the project package.

The Spring Valley property is constituted of 601 unpatented lode claims, 41 placer claims, and parcels of private property.  The total acreage covered by mining claims is approximately 10,304 acres and private property is approximately 2,002 acres.  All combined, Spring Valley covers approximately 12,306 acres.  The mining claims are governed by the laws and regulations of the U.S. Department of the Interior, Bureau of Land Management and Pershing County, Nevada.  To maintain all of the mining claims the joint venture must pay annual maintenance fees to the BLM and Pershing County, Nevada.  Additionally, there are scheduled advance royalty and option payments to the owners of certain mining claims and private property.  Portions of the Spring Valley property are subject to a production royalty of 2%, 3%, or a sliding scale of 2% to 7% Net Smelter Returns..

In 2014, Barrick, on behalf of our Company, paid the following lease payments or fulfilled work commitments to maintain certain mineral leases and options for the Spring Valley project:

•

On April 25, 2014, Barrick paid our annual payment of U.S.$36,000 to Lamonte J. Duffy to maintain its option to purchase 12 unpatented lode mining claims.  The owner retained a 3% NSR royalty. Alternatively, we can purchase these claims for U.S.$600,000 with any payments already paid credited against the total.

•

During 2014, Barrick paid on the tenth day of each month on our behalf U.S.$1,000 option payment totaling U.S.$12,000 to George D. Duffy, MS Duffy Mine Properties LLC and the Estate of Margaret Suverkoop Duffy.  Additionally, on June 1, 2014 Barrick paid on our behalf U.S.$150,000 to George D. Duffy Jr. as a Periodic One-Time Payment to maintain its option to purchase two unpatented lode mining claims.  Alternatively we can purchase these claims for U.S.$500,000 with any payments already paid credited against the total.

•

On July 16, 2014, Barrick paid our annual payment of U.S.$20,000 to Dave Rowe and Randall Stoeberl to maintain its option to purchase 97 unpatented mining claims.  Alternatively we can purchase these claims for U.S.$600,000 with any payments already paid credited against the total. Mr. Rowe and Mr. Stoeberl retained a 3% NSR royalty from commercial production on these claims.

•

On October 30, 2014, Barrick paid our annual payment of U.S.$6,000 to Dale and Diana Chabino to maintain its option to purchase 2 unpatented lode mining claims. Alternatively we can purchase these claims for U.S.$100,000 with any payments already paid credited against the total. Mr. Chabino and Mrs. Chabino retained a 3% NSR royalty from commercial production on these claims.

•

In 2011, Barrick acquired a sub-lease and option agreement with Newmont Mining Company for mineral rights underlying certain surface rights acquired by the Company in 2006, which would become part of the Spring Valley joint venture between us and Barrick.  The agreement requires Barrick to spend a cumulative amount of U.S.$2,000,000 in work expenditures on the ground leased over a period of six years, and to make advance royalty payments in the amount of U.S.$100,000 per year thereafter, up to a cap of U.S.$2,500,000. The advance royalty payments may be credited against a 3% NSR royalty payable from production on the area of ground leased. Barrick has maintained the sub-lease and option agreement and is in good standing as of December 31, 2014.

Over the years, we have staked additional claims and purchased rights to additional claims outright within and adjacent to the Spring Valley property.

Geology

The Spring Valley gold deposit is hosted in Permo-Triassic Koipato Group rocks made up of rhyolite flows, breccias, and volcaniclastic sediments. These volcanics were intruded by fine grained feldspar porphyry. Hydrothermal alteration includes quartz-sericite + pyrite alteration associated with gold, argillic alteration in hydrothermal breccias, and lesser secondary potassium feldspar, iron carbonate, and hematite-quartz alteration.  Gold mineralization occurs in sheeted quartz veins, hydrothermal breccias, and open fractures. The gold is distributed along the top of the intrusion, and in overlying volcanic rocks, commonly at stratigraphic contacts, fracture zones, and in the remains of a diatreme breccia. Gold is found as grains of free gold up to 3 mm across, and has been observed along the edges of sulfide grains, indicating gold deposition is later than the sulfides.  Relatively coarse gold is common and can be observed as free gold liberated by drilling.

Exploration

During 2014, Barrick reported drilling of 98,828 feet in 13 reverse circulation holes and 73 core holes.  One reverse circulation drill rig and two core drill rigs were used during 2014.  The 2014 drilling program emphasized in-pit infill drilling to convert inferred resources to an indicated resource status.  Further, prefeasibility study and work for the plan of operations submittal began in April 2014 with scheduled completion in 2016.

During 2013, Barrick reported drilling of 39,357 feet in 24 reverse circulation holes and, 29,003 feet in 26 core holes.  The 2013 drilling program was completed with two reverse circulation rigs and two core rigs. Barrick also reported continuing work on hydrology, biological baseline, initial site engineering, pit slope geotechnical, and initiated additional metallurgical testing.

During the years ended December 31, 2014, 2013 and 2012, we incurred exploration expenditures of $249,604, $105,328 and $141,909, respectively.  The work performed during 2014 was primarily related to engineering consultants for the resource estimate announced in September 2014.  During 2013, the costs were similar in nature to 2014 expenditures.

A technical report entitled “Amended NI 43-101 Technical Report on Resources, Spring Valley Project, Pershing County, Nevada” originally date of September 9, 2014 and with an amended report dated December 19, 2014 (“Amended Spring Valley Report”) was prepared by an independent engineer, Gustavson Associates, LLC of Lakewood, Colorado (“Gustavson”) to update the report entitled “NI 43-101 Technical Report on Resources, Spring Valley Project, Pershing County, Nevada”, dated May 24, 2011 prepared by Gustavson.  The Amended Spring Valley Report was prepared and filed in order to provide clarification about statements contained in our August 12, 2014 press release.  The Technical Report was prepared in accordance with NI 43-101 standards and detailed a measured, indicated and inferred mineral resource estimate for the Spring Valley Project in Pershing County, Nevada.  The Technical Report is independent of and distinct from any parallel resource estimates or scoping studies carried out by the Spring Valley Joint Venture as operated by Barrick.  The mineral resource estimate, summarized in the table below, can be found under our profile on SEDAR at www.sedar.com.

A detailed discussion regarding Sample Preparation, Analysis and Security of Samples is included within the Amended Spring Valley Report which can be found under our profile on www.sedar.com.

Resource Estimate, Spring Valley Project, Nevada
	Measured & Indicated Resource			Inferred Resource*
Cutoff (opt)	Tons ('000s)	Grade (opt)	Gold ounces	Tons ('000s)	Grade (opt)	Gold ounces
0.008	176,600	0.022	3,810,000	46,400	0.019	880,000
0.006	222,600	0.019	4,120,000	62,100	0.016	990,000
0.004	270,600	0.016	4,370,000	78,400	0.014	1,070,000

* - Inferred mineral resources are estimated pursuant to Canadian industry standards. See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

Tonopah Project

Tonopah is a high-grade epithermal quartz-gold vein system, on the Round Mountain – Goldfield gold trend.  A core drilling program was conducted at Tonopah during 2012 to define the true width and continuity of gold grade in veins and wall rock. A total of 13,000 feet was drilled in 26 holes to test areas of the Discovery, 121, Dauntless, and 63-77 areas. No drilling has been performed during 2013 or 2014.

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

Title

We have controlled the property since 2001.  Through a series of agreements, amendments and payments we acquired a 100% interest in the Tonopah property subject to a sliding scale on an NSR royalty from any commercial production of between 2% to 7%, based on changes in gold prices, and we must pay an advance minimum royalty, recoverable from commercial production, of U.S.$300,000 per year, payable on August 15.

In addition, the surface rights to 560 acres in Section 32 are held by the Town of Tonopah. The remaining 80 acres of surface rights in Section 32 are held as two 40-acre parcels by two owners. We hold federal mineral rights for the entirety of Section 32 in unpatented claims.

We hold 444 unpatented lode claims which constitute our Tonopah property.  The claims encompass an area of approximately 8,769 acres.  These claims are governed by the laws and regulations of the U.S. Department of the Interior, Bureau of Land Management and Nye County, Nevada.  To maintain all of the mining claims we must pay annual maintenance fees to the BLM and Nye County, Nevada. We have additional obligations in the form of annual option payments.  A portion of the Tonopah property is subject to a royalty on a sliding scale of 2% to 7% Net Smelter Returns.

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

In 2011, an initial resource estimate was completed on select veins of the Discovery and Dauntless zones. In April, 2011 a NI 43-101 compliant resource estimate was completed by Gustavson Associates, LLC to evaluate a limited number of vein-like structures primarily in the Discovery Zone. Mineralization was modeled using Indicator Kriging to analyze zones of potential high grade mineralization. This indicator model was calibrated by comparison with veins modeled on cross sections, and appears to have identified higher grade areas with continuous gold mineralization that could possibly be mined by underground methods.

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

The report was prepared by William J. Crowl, Donald E. Hulse, Donald J. Baker, and Terre A. Lane, under the supervision of Gustavson who are “independent” and "qualified persons" as defined under NI 43-101.  For further information on this project including a detailed discussion regarding Sampling and Analysis and Security of Analysis, please see the report entitled "NI 43-101 Technical Report on the Midway Project, Nye County, Nevada" dated effective April 1, 2011, which is available under our profile at www.sedar.com.

Following the resource estimate, core drilling was conducted at Tonopah to define the true width and continuity of gold grade in veins and wall rock. A total of 13,000 feet was drilled in 26 holes to test areas of the Discovery, 121, Dauntless, and 63-77 areas. Initial assay results indicated some high grade intercepts including 1.3 feet of 9.768 ounces per ton (opt) gold and 5 feet of 2.287 opt gold within a zone of 150 feet of 0.224 opt gold in drill hole MW11-09c as well as lower grade intercepts including 145 feet of 0.033 opt gold in MW11-06c. See our press release dated December 8, 2011 for full results.

In 2012, modeling of the veins was continued based on the 2011 drill results.

No drilling was done in 2013 or 2014 as the Company focused its efforts at the Pan and Gold Rock projects.

For the years ended December 31, 2014, 2013 and 2012, we incurred exploration expenditures of $112,273, $84,814 and $232,880.  The costs for all three years were primarily for land holding fees and salary expense.

The Tonopah project is without known reserves, as defined under SEC Industry Guide 7, and future work on the property is exploratory in nature.

Other Nevada Properties

Our Pinyon project is an exploration project that we do not consider to be a  material property at this time.  We abandoned the Thunder Mountain property in fiscal year 2013.  These projects are without known reserves, as defined under SEC Industry Guide 7.

Pinyon

Pinyon is a disseminated gold target near the Gold Rock and Pan projects. Exposed mineralization is hosted in similar rock types with similar alteration as seen at Pan and Gold Rock. A portion of the claims were acquired in 2012 as part of an Exploration, Development and Mine Operating Agreement with Aurion Resources, which is subject to a Joint Venture agreement. Additional claims were staked in the surrounding area. The Pinyon property is located in White Pine County, Nevada approximately 20 miles southeast of Eureka, Nevada. It is 10 miles north of the Gold Rock project and 6 miles east of the Pan project. Access is by 5 miles of dirt road running south-southeast from US Highway 50, at a point about 17 miles southeast of Eureka, Nevada. Water is available from wells that supply the Pan project.  Power is expected to be available from the Pan project.

We entered into an earn-in agreement with Aurion Resources (“Aurion”) in November 2012 for claims. We can earn up to a 70% interest in the Pinyon property through the earn-in agreement and can also earn an additional 5% (75% total) by arranging mine financing.  In fulfillment of obligations under the earn-in agreement, on January 2, 2014 we paid $73,202 (U.S.$68,824) and on  December 31, 2014, we paid $99,306  (U.S.$85,601) related to 2015 obligations.

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

Title

On August 1, 2008, we issued 600,000 common shares at U.S.$2.50 per common share for proceeds of U.S.$1,500,000 by way of a private placement to Kinross Gold USA Inc. (“Kinross”) and concurrently purchased a 75% interest in the Golden Eagle project from Kinross at a cost of U.S.$1,500,000 ($1,537,950).  We then purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of U.S.$483,333 ($500,200). Kinross retained a 2% net smelter returns royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill.  We completed the acquisition of the Golden Eagle property through a wholly-owned subsidiary created to hold the property.

In the year ended December 31, 2009, we staked additional claims and purchased two additional blocks of land at a cost of $177,393 to expand our Golden Eagle land property package.

Our land position encompasses a gross area of approximately 339.3 acres containing federal lode mining claims and patented lode mining claim and fee properties.

The Golden Eagle property consists of three unpatented lode claims and parcels of private property.  Mining claims and private property together cover approximately 338 acres.  The mining claims are governed by the laws and regulations of the U.S. Department of the Interior, BLM and Ferry County, Washington.  To maintain all of the mining claims we must pay annual maintenance fees to the BLM and Ferry County, Washington.  Portions of the Golden Eagle property are subject to a production royalty of 2% or 2.75% Net Smelter Returns.

Mineral Resources

On June 25, 2009, we announced an indicated mineral resource estimate of 31,400,000 tons at a grade of 0.055 opt containing 1,744,000 ounces of gold based on drilling by previous operators.  There is an additional inferred mineral resource estimate of 5,100,000 tons at a grade of 0.038 opt containing 192,000 ounces of gold. Both estimates are reported at a cutoff grade of 0.02 opt gold and constrained within a Lerchs-Grossman pit shell using a $750 per ounce gold price and 85% gold recovery.  The estimated metal content does not include consideration of any other mining, mineral processing, or metallurgical recoveries. The most likely cut-off grade for this deposit is not known at this time and must be confirmed by the appropriate economic studies. Mineral reserves have not been estimated.  For further information on this project including a detailed discussion of Sampling and Analysis as well as Security of Samples, please see the report entitled "Golden Eagle Project, Washington State, USA, Technical Report", prepared by Snowden Mining Industry Consultants, an independent company, dated effective July, 2009, which is available under our profile at www.sedar.com.  See “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

Geology

The Golden Eagle project is a volcanic hosted, epithermal gold system with gold in quartz veins and disseminated in extensive breccia bodies. The host rocks are andesite flows and volcaniclastics of the Eocene age Sanpoil Formation along the western margin of the Republic Graben. Gold occurs primarily in silicified and argillized hydrothermal breccia that is 2,500 feet long and 1,000 feet wide. The gold zone trends roughly east-west. It is exposed at the surface at the historic Mountain Lion mine to the west and plunges to the northeast. Locally the breccia is cut by quartz veins carrying higher grades of gold. Gold and silver mineralization is often found in solid solution with sulfide minerals and is considered refractory. Historical underground mining extracted gold and silver rich quartz veins adjacent to and beneath Golden Eagle.

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

In 2008, we acquired the Golden Eagle project and began compiling and reviewing the historic database of 835 drill holes containing 165,775 feet most of which was core drilling. Many of the older shallow holes could not be verified, leaving 126,591 feet in 164 holes that could be verified for use in creating a new resource model. Dr Thom Seal was contracted to review the numerous metallurgical reports and summarize the results for us. Our geologists mapped the historic pits and sampled pit walls and dumps.

In 2011, we commissioned a preliminary economic assessment to evaluate the economics of different mining options at current higher gold prices. Issues related to processing sulfide mineralization and permitting continue to be assessed.

No work has been performed on the project since 2011 as the focus of our efforts has been the Pan and Gold Rock projects.

The Golden Eagle project is without known reserves, as defined under SEC Industry Guide 7, and furture work for the property is exploratory in nature.

Office Facilities

We  currently lease approximately 12,000 square feet.    Monthly rent payments under this lease, including parking and operating expenses, average approximately U.S.$23,000 per month for fiscal years 2015 through 2020 when the lease expires. We entered into a sub-lease for 3,627 square feet of our office space, which runs through July of 2019.  The average monthly rent received under the sublease agreement is approximately U.S$6,900 per month.  We executed a second sub-lease in February of 2015 for approximately 4,300 square feet of our office space, which runs through August of 2020.  The average monthly rent received under the sublease agreement is approximately U.S$7,800 per month.  We believe the remaining space is adequate for our needs for the foreseeable future and that substitute space would be readily available, if needed.

Item 3. Legal Proceedings

On January 21, 2014, the Confederated Tribes of the Goshute Reservation (the “Goshute” or the “Tribe”) filed an Appeal and Petition for Stay of BLM’s Final Environmental Impact Statement and Record of Decision involving Approval of the Pan Mine Project Plan of Operations and Approval of Issuance of Right-of-Way Grant with the United States Department of Interior Office of Hearings and Appeals, Interior Board of Land Appeals (the “Administrative Proceeding”).  Although the BLM provided notice to the Goshute early in the federal review process for the Draft EIS, the Tribe did not participate in the consultation process with BLM (though two other Tribal governments did) but instead filed comments on the Draft EIS.  BLM responded to the Goshute comments in the Final EIS and the Tribe did not provide further comments on the Final EIS or the Record of Decision.  The Interior Board of Land Appeals was required to grant or deny a petition for stay pending appeal no later than March 7, 2014.  A decision for which a stay is not granted becomes effective immediately after the Appeals Board issues a denial or fails to act on the petition within 45 days.  Accordingly, the petition was deemed denied on March 7, 2014 and the BLM’s decisions are effective.  In response to the Petition, BLM noted that the Goshute “fails to describe with any specificity how the BLM violated any applicable federal statutes” and that the Goshute allegations are “wholly unsupported and insufficient to satisfy” their burden.  On February 14, 2014, our motion to intervene was granted.  The Goshute filed their Statement of Reasons in support of their appeal on February 21, 2014 and the Company filed its answer to Goshute’s Statement of Reasons on March 20, 2014 setting forth in detail why the Goshute appeal should be summarily dismissed and the BLM’s approvals affirmed.  On April 17, 2014, BLM timely filed its Response to Goshute’s Statement of Reasons (“SOR”) explaining why the Goshute failed to meet their burden of establishing any error in BLM’s decision and, therefore, BLM’s decision should be affirmed.

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

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (‘‘MSHA’’) under the Federal Mine Safety and Health Act of 1977 (the ‘‘Mine Act’’).  The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Shares

Our common shares are listed on the TSX and the NYSE MKT under the symbol MDW.  We are authorized to issue an unlimited number of Common Shares, without par value.  The following table sets out the reported high and low sale prices on the TSX and on the NYSE MKT for the periods indicated as reported by the exchanges.

Period	TSX		NYSE MKT
	High	Low	High	Low
	$	$	US$	US$
2013
First Quarter	$1.44	$1.08	$1.48	$1.06
Second Quarter	1.25	0.88	1.19	0.88
Third Quarter	1.21	0.96	1.18	0.94
Fourth Quarter	1.06	0.76	1.02	0.73

2014
First Quarter	$1.56	$0.88	$1.39	$0.80
Second Quarter	1.19	0.86	1.09	0.80
Third Quarter	1.18	0.90	1.06	0.86
Fourth Quarter	1.29	0.70	1.15	0.60

As of March 10, 2015, the closing price of our stock on the NYSE was U.S.$0.47 and $0.59 on the TSX.  As of March 10, 2015, there were 176,545,337 common shares issued and outstanding and we had 90 registered shareholders of record.  The following table sets out the closing market price range of our common shares on the TSX and NYSE MKT for the periods indicated.

Dividend Policy

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain any earnings from operations for use in expanding and developing our business. Future dividend decisions will consider our then current business results, cash requirements and financial condition.

Our Series A Preferred Shares hold an eight percent (8%) annual dividend, compounding monthly, payable quarterly. At our option, we may pay the 8% dividend with common shares, in-lieu of cash, based on the closing price of our common shares as quoted by the NYSE MKT on the trading day immediately prior to the payment date.  However, pursuant to our obligations under the Debt Facility we are unable to pay the Series A Preferred Share dividend in cash until we reach economic completion.

Dividend	Date Declared	Record Date	Dividend Per Share	Total Dividend	Payment Date	Payment Type (1)
Preferred Series A Holders	3/11/2013	3/25/2013	$0.04	$1,699,140	4/1/2013	Cash
Preferred Series A Holders	6/20/2013	6/24/2013	0.04	1,479,868	7/2/2013	1,166,930 Shares
Preferred Series A Holders	9/17/2013	9/23/2013	0.04	1,467,197	10/1/2013	1,260,144 Shares
Preferred Series A Holders	12/19/2013	12/23/2013	0.04	1,515,845	1/2/2014	1,485,728 Shares
Preferred Series A Holders	3/25/2014	3/28/2014	0.04	1,536,547	4/1/2014	1,121,046 Shares
Preferred Series A Holders	6/18/2014	6/27/2014	0.04	1,499,632	7/2/2014	1,322,525 Shares
Preferred Series A Holders	9/19/2014	9/26/2014	0.04	1,591,537	10/1/2014	1,157,154 Shares
Preferred Series A Holders	12/16/2014	12/26/2014	0.04	1,648,519	1/2/2015	1,626,269 Shares
			$0.32	$12,438,285

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the quarter ended December 31, 2014.

Equity Compensation Plan Information

Our 2013 Stock and Incentive Plan (the “2013 Stock and Incentive Plan” or the “Plan”) was approved by the Board of Directors on April 18, 2013 and Shareholders on June 20, 2013 at the Company’s Annual General and Special Meeting of Shareholders.  The Plan was designed to replace the 2008 Stock Option Plan, however, all outstanding option grants as of June 20, 2013 remain under the 2008 Stock Option Plan.  Upon adoption of the 2013 Plan, the 2008 Stock Option Plan ceased to be available for the granting of new stock options.

The following summary information is presented for the Stock Option Plan as of December 31, 2014.

	December 31, 2014
Plan Category	(a)		(b)	(c)
Equity Compensation Plans Approved By Security Holders	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
2013 Stock and Incentive Plan	10,081,128	(1)	(1)	4,542,786

(1)

As of December 31, 2014, there were options outstanding to purchase up to (i) 6,095,000 Common Shares at a weighted average exercise price of $1.36 and (ii) 3,986,128 Common Shares at a weighted average exercise price of U.S.$0.82.  Holders of Common Shares are entitled to one vote per Common Share at all meetings of shareholders.  Subject to the rights of the Series A Preferred Shareholders, holders of Common Shares are also entitled to receive dividends as and when declared by our Board of Directors and to receive a pro rata share of the assets of the Company available for distribution to the holders of Common Shares in the event of the liquidation, dissolution or winding-up of the Company.  There are no pre-emptive, conversion or redemption rights attached to the Common Shares.

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

Limitation on the Issuance in Light of the Rights of the Series A Preferred Shareholders

No common shares may be issued without written consent or affirmative vote of HCP-MID, LLC pursuant to any award granted under the 2013 Stock and Incentive Plan for consideration that is less than the conversion price applicable to the Series A Preferred Shares, being U.S.$1.85 per share, if such issuance would violate Part 26 of our Articles.

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

i.

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

ii.

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

iii.

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

Amendments

The Board may from time to time amend, suspend or terminate the 2013 Stock and Incentive Plan, and the Compensation Committee may amend the terms of any previously granted Award, provided that no amendment to the terms of any previously granted Award may, except as expressly provided in the 2013 Stock and Incentive Plan, or with the written consent of the participant or holder thereof, adversely alter or impair the terms or conditions of the Award previously granted to a participant under the 2013 Stock and Incentive Plan.  Any amendment to the 2013 Stock and Incentive Plan, or to the terms of any Award previously granted, is subject to compliance with all applicable laws, rules, regulations and policies of any applicable governmental entity or securities exchange, including receipt of any required approval from the governmental entity or stock exchange.  For greater certainty and without limiting the foregoing, the Board may amend, suspend, terminate or discontinue the 2013 Stock and Incentive Plan, and the Compensation Committee may amend or alter any previously granted Award, as applicable, without obtaining the approval of our Shareholders in order to:

i.	amend the eligibility for, and limitations or conditions imposed upon, participation in the 2013 Stock and Incentive Plan;
ii.

amend any terms relating to the granting or exercise of Awards, including but not limited to terms relating to the amount and payment of the exercise price, or the vesting, expiry, assignment or adjustment of Awards, or otherwise waive any conditions of or rights of the Company under any outstanding Award, prospectively or retroactively;

iii.

add or amend any terms relating to the provision of financial assistance to Participants or resulting in Participants receiving securities of the Company while no cash consideration is received by the Company;

iv.

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

v.	amend any terms relating to the administration of the 2013 Stock and Incentive Plan, including the terms of any administrative guidelines or other rules related to the 2013 Stock and Incentive Plan.

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

Stock Performance Graph

The performance graph below shows our cumulative total return based on an initial investment of $100 in our common shares, as compared with the S&P/TSX Composite Index and the S&P/TSX Global Gold Index.  The chart shows performance marks as of the last trading day during each of the last five years.  This performance chart assumes:

(1) $100 was invested on December 31, 2009 in our common shares, the S&P/TSX Composite Index and the S&P/TSX Global Gold Index; and

(2) Dividends are reinvested.

	December 31,
Company Name / Index	2009	2010	2011	2012	2013	2014
Midway Gold Corporation	$100.00	$101.23	$262.96	$166.67	$107.41	$97.53
S&P/TSX Composite Index	100.00	117.56	107.26	114.94	129.91	143.60
S&P/TSX Global Gold Index	100.00	126.66	109.44	93.36	49.08	46.26

Exchange Controls

We are not aware of any governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Midway Gold, other than Canadian withholding tax. See ‘‘Taxation’’ below.

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

Item 6. Selected Financial Data

The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011  and 2010. This information was derived from our audited financial statements for each period.  Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Year Ended December 31,
	2014	2013	2012	2011	2010
Results of Operations
Operating Loss	$(16,816,408)	$(17,380,100)	$(14,734,063)	$(18,615,682)	$(6,432,914)
Other Income (Expense)	(76,932)	24,441,172	(1,382,963)	485,725	(305,058)
Net Income (Loss)	(18,589,880)	8,905,931	(15,274,622)	(15,527,179)	(5,826,972)
Net Gain/(Loss) Attributable to Common Shareholders	(29,364,398)	(478,283)	(15,706,856)	(15,527,179)	(5,826,972)
Basic Loss Per Share	$(0.19)	$-	$(0.13)	$(0.15)	$(0.07)
Weighted Average Shares	156,310,251	129,355,322	121,056,319	106,992,452	85,133,343
Diluted Loss Per Share	$(0.19)	$(0.05)	$(0.13)	$(0.15)	$(0.07)
Weighted Average Shares	156,310,251	167,193,160	121,056,319	106,992,452	85,133,343

Financial Position
Cash and Cash Equivalents	$17,398,152	$51,363,302	$75,052,836	$10,191,069	$6,062,816
Inventories	14,682,609	-	-	-	-
Property And Equipment, Net	96,006,319	16,750,950	8,005,959	1,638,280	197,224
Mineral Properties	58,892,260	53,200,288	49,922,926	49,563,134	49,571,061
Total Assets	$201,301,844	$123,849,022	$134,030,603	$62,571,952	$56,398,566

Current Liabilities	$24,103,067	$5,836,501	$1,710,674	$1,188,041	$711,091
Long-Term Obligations	36,606,746	8,363,376	31,669,028	4,103,278	8,514,114
Redeemable Preferred Stock	51,981,255	47,482,972	44,261,122	-	-
Shareholders’ Equity	88,610,776	62,166,173	56,389,779	57,280,633	47,173,361
Total Liabilities and Stockholders' Equity	$201,301,844	$123,849,022	$134,030,603	$62,571,952	$56,398,566

See the consolidated financial statements attached hereto under Item 8 for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “us”, “our”, the “Company”, and “Midway” refer to Midway Gold Corp. and its subsidiaries. The following discussion provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report.  See “Cautionary Note Regarding Forward-Looking Statements” above.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements for the three years ended December 31, 2014, and related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

Company Overview

We are engaged in the acquisition, exploration, and, if warranted, development of gold and silver mineral properties, primarily in Nevada. Our mineral properties are located in Nevada and Washington. Our vision is to develop a portfolio of simple, manageable, financeable gold projects.  The Tonopah, Spring Valley, Gold Rock and Golden Eagle gold properties are exploratory stage projects with identified gold mineralization. The Pinyon project is an earlier stage gold and silver exploration project.

Our Pan project is an open-pit heap leach mine and is in the development and construction stage nearing the production stage.  Construction began on the project in January of 2014 with stacking of ore commencing in September of 2014.  We mined 1.4 million tons of ore during 2014 which resulted in an estimated 12,370 contained ounces of gold placed on the leach pad.  Our initial gold production is expected to occur in late March of 2015.

Executive Summary

Development of the Pan Mine during 2014 has progressed slower than anticipated at the onset of construction due to several challenging issues.  Financing of construction was the first major delay as we strived to obtain financing that would be advantageous to us and to our shareholders.  On July 18, 2014, we entered into the Debt Facility with Commonwealth Bank of Australia (“CBA”) which we have used to fund continued development and construction of the Pan project.  Equity financing was necessary during June of 2014 to reach agreed upon milestones as part of our Debt Facility.

As we continued into construction of the Pan Mine, unforeseen circumstances arose which further delayed our progress.  A significant rain storm during the third quarter of 2014 damaged several of our assets, leading to an insurance claim to repair, replace and get us back to where we were prior to the storm.  Through December 31, 2014 we have received U.S.$2.5 million of insurance proceeds with additional insurance proceeds anticipated to be received during March of 2015 totaling $0.8 million.

Two further sources of delay continued to push our anticipated first production into the first quarter of 2015.  In early 2015, a mechanical malfunction in one of our two production water wells extended the time required to fill our operating ponds to the level necessary to initiate irrigation of ore on the leach pad.  The original well has been abandoned and a replacement well is approximately 80% complete. Drilling of a third production well is expected to begin in April 2015 and will mitigate the risk of a well failure in the future.  The failure of the water well has led to a second insurance claim, with initial proceeds of U.S.$0.8 million received during the first quarter of 2015.  A second source of delay is related to the issuance of building and occupancy permits at the state and county level.  It has been an ongoing challenge for our team to accurately predict and control the time required for issuance of these final operating permits.

We anticipate the total capital expenditures for construction of the Pan Mine to be approximately U.S.$83.7 million.  As of December 31, 2014, we have spent approximately U.S.$69.5 million towards the total capital expenditures.  As of the date of this Annual Report, we have approximately U.S.$5.5 million undrawn under the Overrun Facility.  To draw the remaining U.S.$5.5 million, we must satisfy certain conditions precedent of our Debt Facility.  At present, we do not satisfy the conditions precedent of our Debt Facility and must therefore contribute additional funds to Pan and meet other conditions in order to satisfy the conditions precedent, avoid an event of default of our Debt Facility and draw the remaining U.S.$5.5 million available under the Overrun Facility.

On March 13, 2015, MDW Pan LLP, as borrower, and CBA, as administrative agent, collateral agent, technical agent and initial lender, and the other lenders named in the Credit Agreement entered into the Waiver to the Credit Agreement.  The purpose of the Waiver was to, among other things, (i) grant MDW Pan LLP’s request for a temporary waiver of the covenants set forth in Section 7.01(y) of the Credit Agreement until April 20, 2015, which requires that MDW Pan LLP not, directly or indirectly, fail to satisfy the Cost Complete Test (as defined in the Credit Agreement) or the Time to Complete Test for more than thirty (30) consecutive days, (ii) allow the financial statements delivered by MDW Pan LLP and Midway Gold Corp. for the fiscal year 2014 to include a “going concern” or like qualifications relating to MDW Pan LLP’s failure to satisfy the Cost to Complete Test or Time to Complete Test and other matters disclosed to CBA and (iii) permit the discretionary diesel hedging currently in effect by MDW Pan LLP to exceed 75% but not exceed 90% of projected diesel consumption in any month. As consideration for the Waiver, MDW Pan LLP agreed to pay or cause to be paid to CBA a non-refundable Waiver Fee equal to U.S.$200,000.  The Waiver Fee shall become due and payable on June 30, 2015.  In addition, MDW Pan LLP agreed to release and forever discharge the Secured Parties (as defined in the Credit Agreement) from any and all claims, counterclaims, demands, damages, debts, suits, liabilities, actions and causes of action of any nature that MDW Pan LLP or any other Loan Party (as defined in the Credit Agreement) may have against the Secured Parties arising under or in connection with the Loan Documents (as defined in the Credit Agreement.  The Waiver did not amend the covenants, tests or obligations related to the Debt Facility or our ongoing compliance with the terms, which affect our ability to draw the remaining amounts under the Debt Facility and maintain the Debt Facility in good standing.  The foregoing description is a summary of the material terms of the Waiver and is qualified in its entirety by reference to the text of the Waiver, which is filed as Exhibit 10.25 hereto.

Pan Mine

Operations

Ledcor, our contract miner, began stacking ore on the leach pad during September of 2014.  Through December 31, 2014, 1.4 million tons of ore and 2.8 million tons of waste has been mined.  Total mine production reached our desired capacity by the end of 2014 and is currently exceeding planned production levels of 55,000 tons per day.  Commissioning of our ADR plant, installation of ADR plant instrumentation and equipment and leaching with cyanide during Q1 2015 will allow us to commence production.

As of December 31, 2014, we had approximately 2.0 million square feet of leach pad area has been constructed, capable of holding approximately 8 million tons of ore.  During 2015, approximately 2.2 million square feet of additional heap leach pad area will be constructed capable of holding an additional 12 million tons of ore.  This planned expansion will ensure we have enough leach pad capacity available to us through the 2016 construction season when the third expansion is planned to occur.

The grade from samples of ore mined to date have generally been below modeled grades.  Although we have seen improvement in mined grades as we mine deeper into the deposit, we have engaged an independent mining engineering form to review modeling, sampling and assaying practices to gain a better understanding of grade and tonnage variances to date.  Sustained gold production from the heap will provide an additional data point from which to complete our assessment of initial model performance.

Results of Operations for the Year Ended December 31, 2014 Compared to December 31, 2013

The following table summarizes our results of operations for the fiscal years ended December 31, 2014 and December 31, 2013:

	Year Ended December 31,
	2014	2013	Change
Mine Operating Expenses:
Other Operating Costs	$667,491	$-	$667,491
Write-down of Inventories	472,619	-	472,619
Accretion	164,051	2,391	161,660
Mineral Exploration Expenditures (Schedule)	2,890,171	5,337,923	(2,447,752)
General & Administrative:			-
Consulting	253,659	481,964	(228,305)
Depreciation	538,855	530,790	8,065
Interest and Bank Charges	5,183	3,219	1,964
Investor Relations	91,734	38,818	52,916
Legal, Audit and Accounting	1,261,711	3,575,034	(2,313,323)
Office and Administration	2,929,576	1,184,217	1,745,359
Salaries and Benefits	6,987,736	5,453,707	1,534,029
Transfer Agent and Filing Fees	221,617	430,930	(209,313)
Travel	332,005	341,107	(9,102)
Operating Loss	16,816,408	17,380,100	(563,692)

Other Income (Expense)	(76,932)	24,441,172	(24,518,104)
Income Tax Recovery (Expense)	(1,696,540)	1,844,859	(3,541,399)

Net Income (Loss)	$(18,589,880)	$8,905,931	$(27,495,811)

Net Income (Loss) for the years ended December 31, 2014 and 2013 were $(18,589,880) and $8,905,931, respectively.

Other Operating Costs incurred during the year ended December 31, 2014 of $667,491 were primarily attributable to start-up processing costs and depreciation expense which will be allocated to finished goods inventory, when the mine is in production, and therefore could not be allocated to ore on leach pad inventory.  Once gold begins to leach off of the pad, the processing costs will be allocated to finished goods inventory and flow through to Cost of Sales.  Depreciation expense related to the Pan Mine during the year ended December 31, 2014 was $2,818,004 with $2,719,898 allocated to ore on leach pads inventory during 2014.  The expense of $2,818,004 consisted primarily of depletion incurred on the Pan mineral property, leach pad, and mine development assets which were placed into service during the fourth quarter of 2014.

Write-down of Inventories during the year ended December 31, 2014 were $472,619.  We began stacking ore on the leach pad in September of 2014, placing an estimated 12,370 contained ounces on the leach pad.  Using expected gold prices, reduced by estimated further processing, shipping and royalty costs, we wrote down ore on leach pads inventory by $472,619.

Accretion expense increased by $161,660 from the year ended December 31, 2013 primarily due to an increase in the asset retirement obligation of the Pan Mine.  During the year ended December 31, 2014, we incurred $3,913,023 of additional asset retirement obligations at the Pan Mine through the construction and build-out of the mine, which amounts have been added to the cost of the Pan Mine.

Mineral Exploration Expenditures for the year ended December 31, 2014 and 2013 were $2,890,171 and $5,337,923, respectively. Included in mineral exploration expenditures are non-cash stock based compensation of $35,224 and $186,534 for the years ended December 31, 2014 and 2013, respectively.    The details of the exploration expenses by property in each year may be found in the schedule of mineral exploration expenditures, of the audited consolidated annual financial statements, but are summarized below:

	Fiscal Year
	2014	2013	Change
Pan Project	$133,387	$2,151,355	$(2,017,968)
Gold Rock Project	1,861,905	2,616,384	(754,479)
Spring Valley Project	249,604	105,328	144,276
Tonopah Project	112,273	84,814	27,459
Pinyon Project	90,121	159,780	(69,659)
Golden Eagle Project	14,285	10,618	3,667
Property Investigations and Abandoned Properties	428,596	209,644	218,952
Total	$2,890,171	$5,337,923	$(2,447,752)

Exploration levels are determined by the success of previous exploration programs on each project and by available cash to fund additional programs.  As discussed earlier, Barrick has been funding the Spring Valley project since the beginning of 2009 and the expenses reported by us are related to activities not funded by Barrick.

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

Legal, Audit and Accounting fees totaled $1,261,711 for the year ended December 31, 2014, a decrease of $2,313,323 from the period ended December 31, 2013.    Legal expenses during the twelve months ended December 31, 2014 decreased from the twelve months ended December 31, 2013 as we incurred significant legal, tax advisory and accounting fees during the twelve months ended December 31, 2013 surrounding the non-recurring restructuring of our subsidiaries.  Additionally, in 2014, we incurred a decreased level of costs related to the investigation of different financing options to meet capital demands as we bring the Pan project into production.

Office and Administration expenses for the year ended December 31, 2014 were $2,929,576 compared to $1,184,217 during the comparable period of 2013, an increase of $1,745,359. This increase is a result of additional overhead costs, including increased rent expense for the Englewood, Colorado office, increased insurance policy premiums and increased information technology costs tied to our increased headcount and the need to expand capacities and capabilities of our internal network.  In addition, expenses of our Ely, Nevada office were no longer allocated to Mineral Exploration Expense during 2014 that were allocated during 2013.  As the Pan Mine commenced construction in January of 2014, those costs were no longer exploration related charges and have been included in office and administration in 2014.

Salaries and Benefits for the year ended December 31, 2014 were $6,987,736 inclusive of $938,051 of non-cash stock based compensation, compared to $5,453,707 and $920,197 respectively, during the comparable period of 2013.    As mentioned previously, a significant portion of the increase is due to the classification of Pan administrative expenses moving from Mineral Exploration expense to Salaries and Benefits expense.  Increased employee levels and the related benefit costs also contributed to the increased expenses due to the Company’s continued growth.  Severance payments were made to certain former members of upper management as the result of a corporate overhead savings measure to preserve capital for the completion of the Pan project.  At December 31, 2014, we had 49 employees compared to 38 employees at December 31, 2013.

Other Income (Expenses) for the year ended December 31, 2014 was an expense of $76,932 compared to an income of $24,441,172 during the comparable period of 2013.  The change is primarily the result of gains on the change in fair value of derivative liabilities and foreign exchange fluctuations recognized during the year ended December 31, 2013.  We recorded a gain on derivative contracts of $20,306,621 and a foreign exchange gain of $4,065,291 during 2013.  During the year ended December 31, 2014, we recorded a gain on derivative contracts of $113,254 associated with the market to market adjustments on our interest rate swap, diesel fuel hedge and gold forward sale contracts.  In addition, we recorded interest income of only $30,499 during 2014 compared to $151,337 during 2013.

Foreign Currency Translation

Effective January 1, 2014, the functional currency of the Company’s parent company changed from the Canadian dollar to the United States dollar (“U.S. dollar”) based upon significant changes in economic facts and circumstances, which included the receipt of the Record of Decision for the Pan project in December 2013, the commencement of construction at the Pan project in 2014, and recent and anticipated financings in U.S. dollars. These changes in economic facts and circumstances have resulted in the U.S. dollar being the currency of the primary economic environment in which the entity operates.  The change in the functional currency of the Company’s parent company has been applied prospectively with differences attributable to current-rate translation of non-monetary assets and liabilities at the date of change being reported through other comprehensive income.  The reporting currency remains the Canadian dollar.

As a result of the change in our parent Company’s functional currency from the Canadian dollar to the U.S. dollar effective January 1, 2014, there was no gain or loss recorded on the change in the fair value of the preferred share derivative liability for the twelve months ended December 31, 2014 as the liability balance was reclassified to additional paid-in capital as of January 1, 2014.

The financial statements of our U.S. functional currency operations are translated from their functional currency, the United States dollar, to the reporting currency, the Canadian dollar, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income in stockholders’ equity.  The foreign exchange rate of U.S.$1.00 to CAD as of December 31, 2014 was 1.1601 (December 31, 2013 – 1.0636) and the average exchange rate was 1.1045 (2013 – 1.0298 , 2012 – 0.9996 ).

Income Tax Recovery (Expense) for the year ended December 31, 2014 was an expense of $1,696,540 compared to a recovery of $1,844,859 for the year ended December 31, 2013.  The primary reason for the change when comparing 2014 to 2013 is a deferred income tax recovery of $3,285,785 recorded during the twelve month period ended December 31, 2013.  The recovery related to a decrease of the deferred income tax liability that was associated with the acquisition of the Pan and Gold Rock projects.  During the twelve months ended December 31, 2014 and 2013, we recorded expense relating to the Canadian corporate Part VI.1 dividend tax resulting from our Series A Preferred Share dividends of $1,696,540 and $1,440,926, respectively.

As of December 31, 2014 we had a deferred tax asset of $37,174,422, with the full amount not considered to be realizable and therefore management has recognized a valuation allowance of $29,219,184.  The net deferred tax asset of $7,955,238 is offset by a deferred tax liability of $7,955,238 associated with basis temporary differences associated primarily with mineral properties.

Results of operations for the year ended December 31, 2013 compared to December 31, 2012

The following table summarizes our results of operations for the fiscal years ended December 31, 2013 and December 31, 2012:

	Year Ended December 31,
	2013	2012	Change
Accretion	$2,391	$-	$2,391
Mineral Exploration Expenditures	5,337,923	7,182,579	(1,844,656)
General & Administrative:			-
Consulting	481,964	373,763	108,201
Depreciation	530,790	400,131	130,659
Interest and Bank Charges	3,219	2,698	521
Investor Relations	38,818	120,162	(81,344)
Legal, Audit and Accounting	3,575,034	1,334,019	2,241,015
Management Fees	-	8	(8)
Office and Administration	1,184,217	790,044	394,173
Salaries and Benefits	5,453,707	4,017,167	1,436,540
Transfer Agent and Filing Fees	430,930	183,616	247,314
Travel	341,107	329,876	11,231
Operating Loss	17,380,100	14,734,063	2,646,037

Other Income (Expense)	24,441,172	(1,382,963)	25,824,135
Income Tax Recovery (Expense)	1,844,859	842,404	1,002,455

Net Income (Loss)	$8,905,931	$(15,274,622)	$24,180,553

Net income (loss) for the years ended December 31, 2013 and 2012 were $8,905,931 and $(15,274,622), respectively.

Consulting expense increased $108,201 or 29% from $373,763 for the year ended December 31, 2012 to $481,964 for the year ended December 31, 2013.  We incurred additional consulting expenses related to strategic planning and records management as we continue to expand and grow into an operationally based entity.

Depreciation expense during the year ended December 31, 2013 was $530,790 compared to $400,131 for the year ended December 31, 2012, an increase of $130,790. This was primarily due to a 39% increase in depreciable assets from December 31, 2012.

Legal, Audit and Accounting fees totaled $3,575,034 for the year ended December 31, 2013, an increase of $2,241,015 or 168% from the period ended December 31, 2012.  We incurred increased legal and auditing fees during the twelve months ended December 31, 2013. The increase in legal expenses related to matters involved with our advancement from a development stage company to a  gold production company including general legal issues, land claims and other corporate matters. We also incurred significant legal and accounting fees involved in a non-recurring restructuring of our subsidiaries. We continued to utilize financial consultants during the year ended December 31, 2013 to meet the demands related to SEC and SEDAR filing requirements and the investigation of different financing options to meet our capital demands as we bring the Pan project into production.

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

Beginning on January 1, 2012, we began to capitalize permitting, engineering and other development activities as part of our plans to advance the Pan project to production. For the years ended December 31, 2013 and 2012 we capitalized development costs of $8,454,762 and $6,057,111, respectively.

Office and Administration expenses for the year ended December 31, 2013 were $1,184,217 compared to $790,044 during the comparable period of 2012, an increase of $394,173 or 50%. This increase is primarily a result of additional overhead costs, primarily the increase in office facilities, related to our increase in employees as discussed further below.

Salaries and Benefits for the year ended December 31, 2013 were $5,453,707 inclusive of $920,197 of non-cash stock based compensation, compared to $4,017,167 and $1,358,661 respectively, during the comparable period of 2012.  The decrease in non-cash stock based compensation is due to the timing of the vesting of the stock options previously granted.  The cash component of salaries and benefits increased due to higher employee levels at December 31, 2013 as well as regular pay raises, and recruitment and relocation fees for certain of the new employees added.  At December 31, 2013, we had 38 employees compared to 26 employees at December 31, 2012.

Transfer Agent and Filing Fees were $430,930 and $183,616 for the years ended December 31, 2013 and 2012, respectively.  The $247,314 increase is attributable to the increased filing fees resulting from our common stock graduating from being listed on the TSX.V to the TSX as well as increased filing fees with the NYSE.

Other Income (Expenses) for the year ended December 31, 2013 was an income of $24,441,172 compared to a loss of $1,382,963 during the comparable period of 2012, a net change of $25,824,135.  The increase is primarily the result of further gains on the change in fair value of derivative liabilities and foreign exchange fluctuations.  During the year ended December 31, 2013, we recorded a gain on the change in the fair value of derivative liabilities of $20,306,621 ($1,166,381 warrant liability and $19,140,415 derivative preferred share liability, net of $175 of share issuance costs) and a foreign exchange gain of $4,065,291, compared to a loss on the change in the fair value of derivative liabilities of $1,414,242 ($1,449,625 warrant liability gain and $2,863,867 derivative preferred share liability loss) and a foreign exchange gain of $504,075 for the same period of 2012.  In addition, we recorded interest income of $151,337 during 2013 compared to $32,103 during 2012, which was due to an increase of $20,586,117 in our average cash balance year over year.

Effective January 1, 2012, we changed the functional currency for our U.S. operations to the United States dollar and retained the Canadian dollar as our reporting currency.  The Canadian operations retained the Canadian dollar as their functional currency.

The financial statements of our U.S. operations are translated from their functional currency, the United States dollar, to the reporting currency, the Canadian dollar, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.  The foreign exchange rate of U.S.$1 to CAD as of December 31, 2013 was 1.0636 (December 31, 2012 – 0.9949).

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

Due to the mandatory and voluntary conversion features, we recorded a derivative liability to account for the conversion features of the Series A Preferred Shares.  We engaged an independent third party valuation company to perform a valuation of the associated liability based upon the terms of the agreement.  The valuation report noted that the fair value of the embedded derivative liability as of the issuance of the shares on December 13, 2012 was $24,695,846, calculated using a volatility of 51.0%, a credit spread of 20.0%, common stock closing price of U.S.$1.29, risk-free rate of 0.826% and an exchange rate of 0.9848.  We recorded share issuance costs associated with the Series A Preferred Shares of $640,844, $229,578 of which were allocated proportionately to the derivative liability. Pursuant to derivative accounting guidance under ASC 815, the derivative liability is to be re-measured at each reporting period with changes in the liability being recorded through earnings.  The fair value of the embedded derivative liability as of December 31, 2013 and 2012 and its related underlying assumptions are as follows:

Year Ended December 31,	Fair Value	Volatility	Credit Spread	Common Stock Closing Price (U.S.$)	Risk -Free Rate	Exchange Rate
2013	$8,189,720	47.1%	17.7%	$0.81	1.37%	1.0636
2012	27,330,135	50.8%	20.0%	1.39	0.84%	0.9949

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

Financial Condition and Liquidity

As of December 31, 2014, we had working capital of $9,221,853, consisting of current assets of $33,324,920 and current liabilities of $24,103,067.   This represents a decrease of $36,838,868 from the working capital balance of $46,060,721 as of December 31, 2013.  Our current assets consist primarily of cash of $17,398,152, some of which is deposited in short term, interest bearing accounts and inventories of $14,682,609. Consistent with our plans, we continued to consume working capital to fund Pan development, our exploration activities, and other operating expenses.

We have not generated any revenues from operations.  We have incurred net operating losses for the years ended December 31, 2014, 2013 and 2012 of $16,816,408, $17,380,100, and $14,734,063, respectively, and since inception on May 14, 1996 to December 31, 2014 resulting in an accumulated deficit of $102,580,325; further losses are anticipated in the development of our business.  We have established an aggregate U.S.$53,000,000 senior secured credit facility consisting of a U.S.$43,000,000 project financing facility and a U.S.$10,000,000 cost overrun facility to fund development and construction of the Pan project.  Approximately U.S.$16,100,000 of the credit facility was undrawn as of December 31, 2014.  In January 2015, we drew down an additional U.S.$10,600,000, leaving approximately U.S.$5,500,000 undrawn under the cost overrun facility.  As of December 31, 2014, we were in compliance with the terms of the Debt Facility.  Subsequent to December 31, 2014, principally as a result of Pan project delays, we determined that we do not have sufficient funds to complete construction of the Pan Mine and fund operations and reserve requirements under the Debt Facility. As a result, we were not in compliance with certain tests required under the Debt Facility.  On March 13, 2015, we entered into a Waiver to the Credit Agreement with the lender providing the Company until May 20, 2015 to cure such non-compliance before it becomes an event of default.  If we fail to cure an event of non-compliance before it becomes an event of default, the lenders may declare all unpaid amounts under the Debt Facility to be immediately payable when an event of default occurs. Furthermore, we cannot draw the remaining U.S.$5,500,000 under the cost overrun facility until after such time as we contribute additional funds to the Pan project and satisfy other conditions as required under the Debt Facility.  In the event that sufficient financing is not secured in a timely manner, we will default under the Debt Facility.  As of February 28, 2015, we had cash and cash equivalents of approximately U.S.$5,900,000.  The amount of additional required funding will result from negotiations with the lenders to amend certain terms of the Debt Facility. Negotiations with other parties to obtain the funding required to complete construction of the Pan Mine and fund operations and reserve requirements under the Debt Facility, and avoid an event of default, including negotiations with the lenders to amend certain terms of the Debt Facility, are ongoing. We cannot provide any assurance that we will be able to amend our Debt Facility to secure more favorable terms, raise additional capital or draw down the remaining balance under the Debt Facility.

Recoverability of amounts capitalized for the Pan project is dependent on our ability to raise additional funds to complete development of the project and operate it profitability, or the receipt of adequate proceeds from any sale of the project.  The Spring Valley Project is subject to a joint venture agreement with Barrick Gold Corporation, who is responsible for carrying our share of costs incurred to production and arranging financing for our share of the cost of operations and mine exploration, development and construction expenses.  The cost that Barrick incurs from carrying us to production will be recouped by Barrick, plus interest, once production has been established.

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

Sources and Uses of Cash

	Year Ended December 31,
	2014	2013	2012
Net Income (Loss)	$(18,589,880)	$8,905,931	$(15,274,622)
Net Non-Cash Adjustments	2,449,633	(21,774,199)	2,703,724
Net Change in Non-Cash Working Capital	(9,100,428)	2,186,118	920,637
Net Cash Used in Operating Activities	(25,240,675)	(10,682,150)	(11,650,261)
Net Cash Used in Investing Activities	(74,814,199)	(10,737,267)	(7,921,806)
Net Cash (Used in) / Provided by Financing Activities	63,466,699	(2,429,204)	84,323,143
Net (Decrease) Increase in Cash and Cash Equivalents	(36,588,175)	(23,848,621)	64,751,076
Effect of Exchange Rate Changes On Cash	2,623,025	159,087	110,691
Cash and Cash Equivalents, Beginning of Period	51,363,302	75,052,836	10,191,069
Cash and Cash Equivalents, End of Period	$17,398,152	$51,363,302	$75,052,836

Net cash used in operating activities was $25,240,675 and  $10,682,150 for the years ended December 31, 2014 and 2013, respectively.  The increase is primarily attributable to the build-up of our ore inventory on the leach pad at December 31, 2014 and the timing and amount of payments for operating and exploration expenses out of accounts payable and accrued expenses.

Net cash used in investing activities for the year ended December 31, 2014 was $74,814,199 compared to $10,737,267 for the year ended December 31, 2013.  We are capitalizing Pan construction, permitting, engineering and other development activity costs.  Cash used in investing activities during the twelve months ended December 31, 2014 consisted primarily of construction costs on the Pan project and property and equipment additions of $74,324,461.  An additional $2,438,754 was spent towards a reclamation deposit on the surety bond purchased for the reclamation and remediation obligations of our Pan project.  Further, the Pan Mine site suffered flood damage from severe thunderstorms and all work to repair the damaged areas has been completed.  We received $2,764,050 (U.S.$2,500,000) of insurance proceeds towards these damages with the remaining amount expected to be received during the first quarter of 2015.

Net cash provided by financing activities for the year ended December 31, 2014 was $63,466,699,  consisting of $42,516,693 of proceeds from the issuance of debt, cash proceeds from equity offerings of $27,864,324 and cash proceeds of $1,455,001 from the exercise of stock options during the period.  These cash proceeds were offset by preferred share dividend withholding tax payments of $946,415, deferred financing costs paid of $4,492,792 and a payment of $2,930,112 to the counterparty of our gold forward sales contract to allow us to fix the gold price at U.S.$1,200 per ounce.  During 2013, cash used by financing activities consisted primarily of preferred share dividend payments of $2,150,302.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2014 is provided in the following table:

	Fiscal Year
	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Pan Construction Commitments (1)	$7,057,978	$-	$-	$-	$7,057,978
Contract Mining Commitments (2)	34,624,206	61,742,002	-	-	96,366,208
Debt Facility (3)	12,275,302	33,129,797	-	-	45,405,099
Office and Office Equipment Leases (4)	252,552	462,290	484,947	146,587	1,346,376
Financing Obligations (5)	49,304	29,003	-	-	78,307
Consulting Arrangements (6)	60,519	3,944	1,392	-	65,855
Total	$54,319,861	$95,367,036	$486,339	$146,587	$150,319,823

(1)	We have entered into cancellable and non-cancellable agreements for capital expenditures relating to the development and construction of the Pan project payable during 2015.
(2)

We signed a Contract Mining Agreement with Ledcor on May 19, 2014 relating to mining activities at the Pan project.  On July 21, 2014, we signed the notice to proceed with Ledcor, triggering the start of the 63 month term of the contract.  We will be paying Ledcor operational costs in the normal course of business.  These costs represent the future minimum payments for the Contract Mining Agreement over the initial 35 months of the agreement, consistent with the break fee term.  The future minimum payments are determined by rates within the Contract Mining Agreement and estimated tons moved and bank cubic yards for drilling and blasting.

(3)

The Debt Facility consists of principal and interest payments on the U.S$36.9 million drawn down of the U.S.$53.0 million facility.  The first principal payment is not scheduled to be made until June of 2015.  Interest on the Debt Facility is calculated at LIBOR plus 350 or 375 basis points on the Project Finance Facility and the rate on the Project Finance Facility plus 200 basis points on the Overrun Facility.  The timing of amounts payable on the Debt Facility does not reflect any potential impact if an event of default occurs in the future.

(4)	We have obligations under operating leases for our corporate offices in Englewood, Colorado until 2020, field offices in Ely, Nevada until 2015 and office equipment until 2018.
(5)	In connection with the U.S.$53 million Commonwealth Bank of Australia Project Finance Facility, there are certain agency fees payable over the course of the 36 month term.
(6)	We have cancellable consulting agreements which extend to 2018.

Related Party Transactions

On August 18, 2014, Dr. Roger Newell retired from our Board of Directors.  In connection with Dr. Newell’s retirement, we entered into an advisory agreement (“Advisory Agreement”) dated August 18, 2014 with Dr. Newell.  Pursuant to the Advisory Agreement, for a period of one year from the effective date of the Advisory Agreement, Dr. Newell agreed to provide us with advisory services including, but not limited to, technical or commercial advice regarding mining properties and assistance at the request and direction of our management, provide general advice regarding prevailing commercial practices and industry trends and assist in special projects as may be reasonably assigned by our management.

Pursuant to the Advisory Agreement, we agreed to compensate Dr. Newell U.S.$4,166.67 per month and shall reimburse Dr. Newell for reasonable and necessary registration fees, membership fees, travel, transportation and lodging expenses and other expenses up to a maximum amount of U.S.$20,000.00 per year.  During the year ended December 31, 2014, we paid Dr. Newell $24,169 under the agreement.

On August 18, 2014, the Company approved Indemnification Agreements for the Company’s directors and officers. The Indemnification Agreements provide, among other things, that each of the Company’s directors and officers shall be indemnified to the fullest extent permitted by applicable law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by each of the Company’s directors and officers in connection with any proceeding by reason of his or her relationship with the Company.  In addition, the Indemnification Agreements provide for the advancement of expenses incurred by each of the Company’s directors and officers in connection with any proceeding covered by the Indemnification Agreements, subject to the conditions set forth therein and to the extent such advancement is not prohibited by law. The Indemnification Agreements also set out the procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights and the limitations on and exclusions from indemnification, and the minimum levels of directors’ and officers’ liability insurance to be maintained by the Company.

On May 14, 2014, the Company obtained the consent of the Series A Preferred Shareholders with respect to the issuance of Common Shares in connection with the June 6, 2014 Offering.  Pursuant to the rights granted to the Series A Preferred Shareholders, the Company agreed to seek the consent of the Preferred Governance Majority of the Series A Preferred Shareholders in the event the Company offers Common Shares at a price less than US$1.85 per Common Share.  As consideration for obtaining the consent of the Series A Preferred Shareholders and to compensate the Series A Preferred Shareholders for the dilution that they will suffer as a result of the June 6, 2014 Offering and the over-allotment to the June 6, 2014 Offering, the Company agreed to issue 3,816,143 Common Shares to the Series A Preferred Shareholders in an aggregate amount equal to $3,461,206 (U.S.$3,167,398), at a deemed price equal to the June 6, 2014 Offering price of U.S.$0.83 per share.  The Consent Fee was negotiated at arm’s length by the members of a special committee of the Company’s independent directors (the “Special Committee”).  The Fee Shares were issued pro rata to the Series A Preferred Shareholders based on their percentage holdings of Series A Preferred Shares.  The Special Committee, after considering the advice of its financial and legal advisors, unanimously recommended to the Company’s board of directors the payment of the Consent Fee and the issuance of the Fee Shares.  Messrs. Martin Hale and Nathaniel Klein were not members of the Special Committee.

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

We have an obligation to reclaim our properties after the surface has been disturbed by exploration or development methods at the site. As of December 31, 2014, we have accrued $4,138,310 (of which $10,110 is included in current liabilities) related to reclamation and other closure requirements at our properties, compared to $61,236 at December 31, 2013.  The long term portion of surface disturbance asset retirement obligations are accrued within other long term liabilities as of December 31, 2014 and 2013; these obligations totaled $4,128,200 and $61,236, respectively. These liabilities are covered by surety bonds.  We have accrued as liabilities what management believes is the present value of our best estimate of the liabilities as of December 31, 2014; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

As a part of the permitting process of the Pan project, we are required to have a reclamation bond of approximately U.S.$15.4 million held with the BLM prior to the commencement of construction.  We purchased a surety contract for the reclamation bond, which requires us to deposit U.S.$3.7 million in installments into an escrow account as security for abandonment and remediation obligations. As of December 31, 2014, we have paid the U.S.$3.7 million deposit, which has been recorded in reclamation deposits on the consolidated balance sheet.  We could be required to post additional collateral up to the reclamation bond amount of U.S.$15.4 million if the surety increases our collateral requirements.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The preparation of these statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our Consolidated Financial Statements are prepared. On a regular basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could (will) differ, and such differences could be material.

We consider an accounting estimate to be critical if it requires significant management judgments and assumptions about matters that are highly uncertain at the time the estimate is made and if changes in the estimate that are reasonably possible could materially impact our financial statements. For information on all of our significant accounting policies, see Note 2 - Significant Accounting Policies to our Notes to Consolidated Financial Statements.

Inventories

As of December 31, 2014, inventories include ore on leach pads and materials and supplies.  Ore on leach pad is carried at the lower of cost or net realizable value.  Cost includes mining costs (ore and waste) including depletion and depreciation.  Net realizable value is computed using expected metal prices reduced for any further estimated processing, refining, and selling costs.

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

When a project is determined to contain proven or probable reserves, costs incurred in anticipation of production are capitalized.  Interest costs, if any, incurred during the development and construction phase, are capitalized until the assets are ready for their intended use.  When a project commences production, amortization and depletion of capitalized costs commences and is computed on a unit-of–production basis over the expected proven and probable reserves of the project based on estimated recoverable gold equivalent ounces.  Depreciation of related capitalized equipment will be computed on a straight-line basis over the estimated economic life.

Beginning on January 1, 2012, the Company began to capitalize into construction in progress and other; permitting, engineering and costs associated with other development activities related to the Pan project as part of the Company’s plans to advance the Pan project to production.  Such costs are capitalized as construction in progress until development and construction is complete.

Asset Retirement Obligations

The Company records the fair value of the estimated liability for closure and removal costs associated with the retirement and removal of any tangible long-lived assets in the period in which the legal obligation is incurred.  These obligations are initially estimated based on discounted cash flows with the related asset retirement cost capitalized as part of the tangible asset to which it relates.  The asset retirement obligations are subsequently accreted to its full value over time through charges to operating income (loss).  The related capitalized asset retirement cost is depreciated over the asset’s respective useful life.

Stock Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost in net income (loss) over the period during which an employee is required to provide services in exchange for such award with a corresponding credit to additional paid in capital.  Estimates of forfeitures of unvested instruments at the grant date are considered in determining the total compensation to be recognized.  Stock-based payments to non-employees are measured at the fair value of services received or equity instruments issued, whichever is more reliable and are periodically re-measured until counter party performance is complete.

Consideration received on the exercise of stock options is recorded as common stock and the related additional paid-in capital is transferred to common stock.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, Deferred income tax assets and liabilities are determined based on differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences), and losses carried forward.  Deferred income tax assets and liabilities are measured using the enacted tax rates which will be in effect when the temporary differences are likely to reverse.  The effect on deferred income tax assets and liabilities of a change in tax rates is included in operations in the period in which the change is enacted.  The amount of deferred income tax assets recognized is limited to the amount of the benefit that is more likely than not to be realized.   The Company records tax related penalties and interest in tax expense.

Derivatives

Derivatives or embedded derivatives are measured at fair value unless the contracts meet the definition of normal purchase and normal sale and the Company formally designates the contracts as such.  Changes in the fair value of derivatives and embedded derivatives are recognized in net income (loss).  Contracts designated as normal purchase and normal sale are accounted for as executory contracts.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Other Comprehensive Income (Topic 220)”. The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The adoption of this ASU did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards Updates

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.  Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.  This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  This accounting standard update is effective for annual periods ending after December 15, 2016, including interim periods within that reporting period.  Early application is permitted.  The Company is currently assessing the impact on the Company’s disclosures and financial statements.

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

Metal Price

The price of gold and silver is volatile and is affected by many factors beyond our control, such as interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.

We have entered into a gold forward sales contract to mitigate the risk of gold price fluctuations.  We have agreed to sell 80,500 gold ounces at a spot price of U.S.$1,200 per ounce from May 2015 through March 2017.  The contract qualifies for the normal purchase normal sale exception and, therefore, is not subject to mark-to-market accounting.  However, documentation for qualification for the normal purchase normal sale exception was completed subsequent to the execution of the contract, but prior to December 31, 2014 and therefore was subject to a mark-to-market adjustment from the date of the execution of the contract to the documentation date.  The carrying value of the gold sales contract will be amortized over the term of the contract on the basis of gold ounces delivered to the counter party.

Interest Rates

Borrowings under our U.S.$53.0 million Credit Facility bear interest per annum at LIBOR plus a credit margin of either 350 or 375 basis points on the Project Finance Facility and the Project Finance Facility rate plus 200 basis points on the Overrun Facility.  We have entered into an interest rate derivative contract to mitigate the risk of fluctuations in LIBOR, which swaps the variable LIBOR rate that we pay on the Credit Facility with a fixed rate of 0.81% for 75% of the borrowings outstanding.

Fuel Price

A significant cost of our mining operations is the purchase of diesel fuel for the use in Ledcor’s mining fleet and our own machinery and vehicles.  In order to mitigate the risk of substantial or extended increases of diesel fuel prices we have entered into a diesel fuel forward contract on 75% of our estimated diesel fuel consumption at a fixed price of U.S.$1.9625 per gallon through March 31, 2017.

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

Item 9A.  Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Commission. These certifications accompanied this Annual Report on Form 10-K when filed with the SEC, but are not set forth herein.

Notwithstanding the foregoing, in January, 2015, we implemented new disclosure controls and procedures in relation to our technical disclosures under Canadian National Instrument 43-101. Prior to the year ended December 31, 2014 the Company became aware of inconsistencies in relation to the issuance of press releases and the filing of technical reports for each of its Gold Rock and Spring Valley properties.  It was determined that these inconsistencies occurred as a result of a weakness in the Company’s disclosure controls and procedures.  In order to ensure these circumstances do not reoccur, the Company has implemented new disclosure controls and procedures in relation to technical disclosure under 43-101.  These new disclosure controls and procedures require that an internal qualified person or, if unavailable, an independent qualified person, and at least one external qualified person associated with the applicable report, will provide written confirmations to the Company's chief executive officer and chief financial officer prior to the filing of the press release or technical report, as applicable. We implemented these disclosures to comply with Canadian law and we do not believe our implementation of such disclosure controls and procedures have a bearing on the effectiveness of our disclosure controls and procedures under The Sarbanes-Oxley Act of 2002.

(ii) Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 was conducted. In making this assessment, management used the criteria set forth by the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K on Page F-3 and F-4 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the Company’s fourth quarter ended December 31, 2014, the Company included certain internal controls over financial reporting at our Pan Mine in our assessment of our internal controls over financial reporting taking into consideration the increased operations at our Pan Mine.  Specifically we implemented new controls related to heap leach inventory and made changes to our purchasing process at Pan.  No other changes were made in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”) to be filed within 120 days after the end of our fiscal year ended December 31, 2014.

We have a code of ethics that applies to all of our employees, officers and directors. The code of ethics is available on our website at www.midwaygold.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the information contained in our 2015 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our 2015 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our 2015 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information contained in our 2015 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)The consolidated financial statements are listed on the “Index to Financial Statements”.

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

MIDWAY GOLD CORP.

MIDWAY GOLD CORP.
Date:	/s/ William M. Zisch
March 16, 2015	William M. Zisch Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William M. Zisch William M. Zisch	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2015

/s/ Bradley J. Blacketor Bradley J. Blacketor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015

/s/ Timothy J. Haddon Timothy J. Haddon	Chairman	March 16, 2015

/s/ Trey S. Anderson Trey S. Anderson	Director	March 16, 2015

/s/ Martin M. Hale, Jr. Martin M. Hale, Jr.	Director	March 16, 2015

/s/ Richard P. Sawchak Richard P. Sawchak	Director	March 16, 2015

/s/ John W. Sheridan John W. Sheridan	Director	March 16, 2015

/s/ Frank S. Yu Frank S. Yu	Director	March 16, 2015

MIDWAY GOLD CORP.

Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2014, 2013 and 2012

KPMG LLP	Telephone	(604) 691-3000
Chartered Accountants	Fax	(604) 691-3031
PO Box 10426 777 Dunsmuir Street	Internet	www.kpmg.ca
Vancouver BC V7Y 1K3
Canada

REPORT OF INDEPENDENT REGISTRED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Midway Gold Corp.

We have audited the accompanying consolidated balance sheets of Midway Gold Corp. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of Midway Gold Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Gold Corp. as of December 31, 2014 and 2013, and its consolidated results of operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company does not have sufficient funds to complete construction of the Pan Mine and satisfy the terms and conditions of its Debt Facility in order to avoid an event of default. These conditions, along with other matters set forth in note 1, indicate the existence of a material uncertainty that casts substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Midway Gold Corp’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of Midway Gold Corp.’s internal control over financial reporting.

//s// KPMG LLP

Chartered Accountants

Vancouver, Canada

March 16, 2015

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

KPMG LLP	Telephone	(604) 691-3000
Chartered Accountants	Fax	(604) 691-3031
PO Box 10426 777 Dunsmuir Street	Internet	www.kpmg.ca
Vancouver BC V7Y 1K3
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Midway Gold Corp.

We have audited Midway Gold Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Midway Gold Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included under the heading Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Our responsibility is to express an opinion on Midway Gold Corp.’s internal control over financial reporting based on our audit.

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

In our opinion, Midway Gold Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midway Gold Corp. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

//s// KPMG LLP

Chartered Accountants

Vancouver, Canada

March 16, 2015

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

MIDWAY GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars, except shares)

	December 31,
	2014	2013
Assets

Current Assets:
Cash and Cash Equivalents	$17,398,152	$51,363,302
Amounts Receivable	69,920	102,897
Inventories (Note 3)	14,682,609	-
Prepaid Expenses and Other Current Assets (Note 4)	1,174,239	431,023
Total Current Assets	33,324,920	51,897,222

Long Term Assets:
Reclamation Deposits (Note 8)	4,344,110	1,595,400
Property, Equipment and Mine Development (Note 5)	96,006,319	16,750,950
Mineral Properties (Note 6)	58,892,260	53,200,288
Other Long Term Assets (Note 4)	8,734,235	405,162

Total Assets	$201,301,844	$123,849,022

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable and Accrued Liabilities	$10,187,418	$2,879,730
Current Portion of Long-Term Debt (Note 9)	10,672,920	-
Preferred Share Dividends Payable (Note 12)	1,648,519	1,515,845
Other Short Term Liabilities	1,594,210	1,440,926
Total Current Liabilities	24,103,067	5,836,501

Long Term Liabilities:
Long Term Debt (Note 9)	32,126,163	-
Derivative Liabilities (Note 13)	33,969	8,189,720
Asset Retirement Obligations (Note 8)	4,128,200	51,967
Other Long Term Liabilities	318,414	121,689
Total Liabilities	60,709,813	14,199,877

Redeemable Preferred Shares (Note 12)
Series A Preferred Shares - Unlimited, No Par Value;
Issued and Outstanding – 37,837,838 (2014 and 2013);
Redemption Price - US$1.85	51,981,255	47,482,972

Stockholders’ Equity (Note 11):
Common Stock Authorized – Unlimited, No Par Value;
Issued and Outstanding – 174,919,068 and 130,915,872 (2014 and 2013)	176,278,968	140,834,370
Additional Paid In Capital	693,126	3,195,325
Accumulated Other Comprehensive Income (Note 15)	14,219,007	2,126,923
Accumulated Deficit	(102,580,325)	(83,990,445)
Total Stockholders' Equity	88,610,776	62,166,173

Total Liabilities and Stockholders' Equity	$201,301,844	$123,849,022

Commitments (Notes 12 and 16)

Subsequent Events (Notes 6 and 12)

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Mine Operating Expenses:
Other Operating Costs	$667,491	$-	$-
Write-down of Inventories	472,619	-	-
Accretion	164,051	2,391	-
Mineral Exploration Expenditures (Schedule)	2,890,171	5,337,923	7,182,579
General & Administrative:
Consulting (Note 17)	253,659	481,964	373,763
Depreciation	538,855	530,790	400,131
Interest and Bank Charges	5,183	3,219	2,698
Investor Relations	91,734	38,818	120,162
Legal, Audit and Accounting	1,261,711	3,575,034	1,334,019
Management Fees	-	-	8
Office and Administration	2,929,576	1,184,217	790,044
Salaries and Benefits	6,987,736	5,453,707	4,017,167
Transfer Agent and Filing Fees	221,617	430,930	183,616
Travel	332,005	341,107	329,876
Operating Loss	16,816,408	17,380,100	14,734,063

Other Income (Expense):
Foreign Exchange Gain (Loss)	(36,937)	4,065,291	504,075
Gain (Loss) on Derivative Contracts (Note 12 and 13)	113,254	20,306,621	(1,414,242)
Interest and Investment Income (Note 9)	30,499	151,337	32,103
Other Expense	(183,748)	(82,077)	(504,899)
	(76,932)	24,441,172	(1,382,963)

Net Income (Loss) Before Income Tax	(16,893,340)	7,061,072	(16,117,026)
Income Tax Recovery (Expense) (Note 7 and 12)	(1,696,540)	1,844,859	842,404
Net Income (Loss)	$(18,589,880)	$8,905,931	$(15,274,622)

Preferred Share Cumulative Dividend (Note 12)	(6,276,235)	(5,883,478)	(278,572)
Accretion of Redeemable Preferred Shares (Note 12)	(4,498,283)	(3,500,736)	(153,662)

Net Loss Attributable to Common Shareholders	$(29,364,398)	$(478,283)	$(15,706,856)

Net Loss Per Share (Note 10)
Basic:
Weighted Average Number of Shares Outstanding	156,310,251	129,355,322	121,056,319
Net Loss Per Share	$(0.19)	$-	$(0.13)

Diluted:
Weighted Average Number of Shares Outstanding	156,310,251	167,193,160	121,056,319
Net Loss Per Share	$(0.19)	$(0.05)	$(0.13)

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

Consolidated Statement of COMPREHENSIVE Income (Loss)

(Expressed in Canadian dollars)

	Year Ended December 31,
	2014	2013	2012
Net Income (Loss) for the Period	$(18,589,880)	$8,905,931	$(15,274,622)
Unrealized (Loss)on Investment	-	(13,750)	(56,250)
Transfer of Investment Realized Loss to Statement of Operations	-	43,125	-
Currency Translation Adjustment	12,092,084	2,533,892	(406,969)
Comprehensive Income (Loss)	$(6,497,796)	$11,469,198	$(15,737,841)

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

Consolidated statement of cash flows

(Expressed in Canadian dollars)

	Year Ended December 31,
	2014	2013	2012
Cash Provided By (Used In):
Operating Activities:
Net Income (Loss)	$(18,589,880)	$8,905,931	$(15,274,622)
Items Not Involving Cash:
Depreciation	636,961	530,790	400,131
Accretion	164,051	2,391	-
Stock-Based Compensation	1,021,140	1,174,509	1,593,140
Inventory Write-down	472,619	-	-
Amortization of Deferred Financing Costs	105,791	-	-
Loss (Gain) on Derivatives Contracts	(113,254)	(20,306,621)	1,414,242
Deferred Income Tax Recovery	-	(3,285,785)	(842,404)
Other	162,325	110,517	138,615
Change in Non-Cash Working Capital Items:
Amounts Receivable	110,562	17,751	(7,881)
Inventories	(10,269,919)	-	-
Prepaid Expenses and Other Current Assets	(169,728)	(368,980)	371,112
Accounts Payable and Accrued Liabilities	1,512,437	1,056,198	557,406
Other Short Term Liabilities	(283,780)	1,481,149	-
	(25,240,675)	(10,682,150)	(11,650,261)
Investing Activities:
Mineral Property Acquisitions	(815,034)	(1,482,859)	(913,718)
Proceeds from Insurance	2,764,050	-	-
Additions to Property, Equipment and Mine Development	(74,324,461)	(8,522,261)	(6,758,968)
Reclamation Deposit	(2,438,754)	(732,147)	(249,120)
	(74,814,199)	(10,737,267)	(7,921,806)
Financing Activities:
Proceeds from issuance of Debt	42,516,693	-	-
Common Stock Issued, Net of Issue Costs	29,319,325	21,000	16,027,987
Preferred Shares Issued, Net of Issue Costs	-	-	68,295,156
Preferred Share Dividends Paid	(946,415)	(2,150,302)	-
Gold Sales Contract	(2,930,112)	-	-
Deferred Financing Costs	(4,492,792)	(299,902)	-
	63,466,699	(2,429,204)	84,323,143
Effect of Exchange Rate Changes On Cash:	2,623,025	159,087	110,691

Increase (Decrease) in Cash and Cash Equivalents	(33,965,150)	(23,689,534)	64,861,767
Cash and Cash Equivalents, Beginning of Period	51,363,302	75,052,836	10,191,069
Cash and Cash Equivalents, End of Period	$17,398,152	$51,363,302	$75,052,836

Supplementary cash flow information (Note 18)

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in Canadian dollars, except shares)

	Convertible Preferred Shares		Stockholder’s Equity
	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2011	-	$-	113,849,475	$123,925,404	$10,950,108	$26,875	$(77,621,754)	$57,280,633
Shares Issued:
Public Offerings	-	-	12,261,562	13,370,717	-	-	-	13,370,717
Issuance of Preferred Shares	37,837,838	44,240,154	-	-	-	-	-	-
Share Issue Costs	-	(411,266)	-	(1,437,675)	-	-	-	(1,437,675)
Exercise of Share Purchase Warrants	-	-	1,533,650	1,644,073	(417,153)	-	-	1,226,920
Exercise of Stock Options	-	-	737,501	701,391	(275,706)	-	-	425,685
Share Issuance At-The-Market Program	-	-	69,110	100,434	-	-	-	100,434
Stock-Based Compensation	-	-	-	-	1,593,140	-	-	1,593,140
Accretion of Cost of Redeemable Preferred Shares	-	153,662	-	-	(153,662)	-	-	(153,662)
Dividends Payable	-	278,572	-	-	(278,572)	-	-	(278,572)
Unrealized Loss On Investment	-	-	-	-	-	(56,250)	-	(56,250)
Unrealized Foreign Exchange Loss	-	-	-	-	-	(406,969)	-	(406,969)
Net Loss	-	-	-	-	-	-	(15,274,622)	(15,274,622)
Balance, December 31, 2012	37,837,838	44,261,122	128,451,298	138,304,344	11,418,155	(436,344)	(92,896,376)	56,389,779
Shares Issued:
Exercise of Stock Options	-	-	37,500	34,125	(13,125)	-	-	21,000
Shares Issued For Dividends, net of withholding tax	-	-	2,427,074	2,495,901	-	-	-	2,495,901
Share Issue Costs	-	(314)	-	-	-	-	-	-
Stock-Based Compensation	-	-	-	-	1,174,509	-	-	1,174,509
Accretion of Cost of Redeemable Preferred Shares	-	3,500,736	-	-	(3,500,736)	-	-	(3,500,736)
Dividends Payable	-	(278,572)	-	-	(5,883,478)	-	-	(5,883,478)
Unrealized Loss on Investment	-	-	-	-	-	(13,750)	-	(13,750)
Write-off of Investment	-	-	-	-	-	43,125		43,125
Unrealized Foreign Exchange Gain	-	-	-	-	-	2,533,892	-	2,533,892
Net Income	-	-	-	-	-	-	8,905,931	8,905,931
Balance, December 31, 2013	37,837,838	47,482,972	130,915,872	140,834,370	3,195,325	2,126,923	(83,990,445)	62,166,173
Shares Issued:
Public Offerings and Consent Fee	-	-	36,949,243	27,853,910	-	-	-	27,853,910
Exercise of Stock Options	-	-	1,967,500	2,393,542	(938,541)	-	-	1,455,001
Shares Issued For Dividends, net of withholding tax	-	-	5,086,453	5,197,146	-	-	-	5,197,146
Stock-Based Compensation	-	-	-	-	1,021,140	-	-	1,021,140
Accretion of Cost of Redeemable Preferred Shares	-	4,498,283	-	-	(4,498,283)	-	-	(4,498,283)
Preferred Shares Dividends Payable	-	-	-	-	(6,276,235)	-	-	(6,276,235)
Reclassification of Derivative Liability	-	-	-	-	8,189,720	-	-	8,189,720
Unrealized Foreign Exchange Gain	-	-	-	-	-	12,092,084	-	12,092,084
Net Loss	-	-	-	-	-	-	(18,589,880)	(18,589,880)
Balance, December 31, 2014	37,837,838	$51,981,255	174,919,068	$176,278,968	$693,126	$14,219,007	$(102,580,325)	$88,610,776

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

Schedule of Mineral Exploration EXPENDITURES

(Expressed in Canadian dollars)

	Year Ended December 31,
	2014	2013	2012
Exploration costs incurred are summarized as follows:
Pan Project
Assays and Analysis	$36,821	$14,322	$3,807
Drilling	-	(6)	(58,427)
Engineering and Consulting	1,462	104,227	33,454
Environmental	886	33	10,492
Field Office and Supplies	5,151	307,078	270,408
Legal and Accounting	908	6,321	32,887
Property Maintenance and Taxes	7	1,345	89,543
Reclamation Costs	93	1,896	6,014
Reproduction and Drafting	11	9,667	7,737
Salaries and Labor	85,165	1,523,053	872,906
Travel, Transportation and Accommodation	2,883	183,419	146,368
	133,387	2,151,355	1,415,189
Gold Rock Project
Assays and Analysis	-	134,182	297,410
Drilling	-	413,108	1,213,340
Engineering and Consulting	102,945	211,373	433,667
Environmental	1,032,608	805,823	787,361
Field Office and Supplies	86,786	204,094	314,201
Legal and Accounting	46,928	18,603	15,693
Property Maintenance and Taxes	179,487	236,411	116,829
Reclamation Costs	2,075	6,601	7,612
Reproduction and Drafting	2,174	2,649	3,967
Salaries and Labor	386,426	508,600	545,812
Travel, Transportation and Accommodation	22,476	74,940	79,714
	1,861,905	2,616,384	3,815,606
Spring Valley Project
Engineering and Consulting	117,723	80,330	41,522
Field Office and Supplies	19,567	2,467	7,247
Legal and Accounting	23,098	7,830	63,282
Property Maintenance and Taxes	9,798	-	8,396
Reclamation Costs	108	11	90
Reproduction and Drafting	1,536	88	120
Salaries and Labor	68,828	13,518	19,434
Travel, Transportation and Accommodation	8,946	1,084	1,818
	249,604	105,328	141,909
Sub-Total Balance Carried Forward	$2,244,896	$4,873,067	$5,372,704

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

Schedule of Mineral Exploration EXPENDITURES - continued

(Expressed in Canadian dollars)

	Year Ended December 31,
	2014	2013	2012
Sub-Total Balance Brought Forward	$2,244,896	$4,873,067	$5,372,704
Tonopah Project
Assays and Analysis	-	-	19,496
Drilling	-	-	(64)
Engineering and Consulting	-	2,334	18,216
Environmental	-	2,271	-
Field Office and Supplies	3,692	1,167	15,112
Legal and Accounting	-	30	441
Property Maintenance and Taxes	79,497	70,055	79,658
Reclamation Costs	63	282	4,912
Reproduction and Drafting	95	7	185
Salaries and Labor	28,046	7,575	87,917
Travel, Transportation and Accommodation	880	1,093	7,007
	112,273	84,814	232,880
Golden Eagle Project
Assays and Analysis	-	-	10
Engineering and Consulting	-	3,212	65,551
Field Office and Supplies	1,328	500	3,171
Legal and Accounting	-	66	530
Property Maintenance and Taxes	7,963	3,652	8,527
Salaries and Labor	4,307	2,948	7,538
Travel, Transportation and Accommodation	687	240	574
	14,285	10,618	85,901
Pinyon Project
Assays and Analysis	-	555
Engineering and Consulting	-	279	-
Field Office and Supplies	2,566	4,399	-
Legal and Accounting	-	480	-
Property Maintenance and Taxes	78,580	124,307	-
Reclamation Costs	53	36	-
Reproduction and Drafting	35	101	-
Salaries and Labor	8,428	27,050	-
Travel, Transportation and Accommodation	459	2,573	-
	90,121	159,780	-
Sub-Total Balance Carried Forward	$2,461,575	$5,128,279	$5,691,485

The accompanying notes are an integral parts of these consolidated financial statements.

MIDWAY GOLD CORP.

Schedule of Mineral Exploration EXPENDITURES - continued

(Expressed in Canadian dollars)

	Year Ended December 31,
	2014	2013	2012
Sub-Total Balance Brought Forward	$2,461,575	$5,128,279	$5,691,485
Abandoned Properties
Assays and Analysis	-	-	77,095
Drilling	-	-	177,012
Engineering and Consulting	-	-	57,307
Field Office and Supplies	-	3	41,305
Legal and Accounting	-	-	2
Property Maintenance and Taxes	-	-	32,653
Reclamation Costs	-	-	8,301
Salaries and Labor	-	17	121,378
Travel, Transportation and Accommodation	-	44	24,818
	-	64	539,871
Property Investigations
Assays and Analysis	656	12,173	23,131
Drilling	-	-	565
Engineering and Consulting	29,226	11,229	174,734
Field Office and Supplies	17,294	484	5,545
Legal and Accounting	-	297	-
Property Maintenance and Taxes	273,770	185,014	709,013
Reclamation Costs	194	-	-
Reproduction and Drafting	982	-	394
Salaries and Labor	100,238	-	27,421
Travel, Transportation and Accommodation	6,236	383	10,420
	428,596	209,580	951,223
Total Mineral Exploration Expenditures	$2,890,171	$5,337,923	$7,182,579

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

The Company has not generated any revenues from operations.  The Company has incurred net operating losses for the years ended December 31, 2014, 2013 and 2012 of $16,816,408,  $17,380,100, and $14,734,063, respectively.  Further operating losses are anticipated in the development of its business.  Since inception on May 14, 1996 to December 31, 2014 the Company’s accumulated deficit totals $102,580,325.  The Company’s working capital at December 31, 2014 is $9,221,853,  consisting of current assets of $33,324,920, $17,398,152 of which is cash and cash equivalents.  The cash and cash equivalents balance of the MDW Pan LLP (“Pan”) entity is $7,452,122 which is to be spent solely on construction and operations of the Pan Mine.  The remaining cash balance of $9,946,030 is available for use at the corporate level for non-Pan expenditures, but could also be used to fund capital requirements of the Pan entity.  The $9,946,030 corporate cash balance is currently forecasted to be sufficient to fund corporate operations through December of 2015.  Terms of the Debt Facility do not currently permit the Company to use cash from the Pan project to fund corporate operations until distributions from the Pan project are made in accordance with the terms of the Debt Facility, which are expected to begin in March of 2016.

The Company has established an aggregate U.S.$53,000,000 senior secured credit facility consisting of a U.S.$43,000,000 project financing facility and a U.S.$10,000,000 cost overrun facility to fund development and construction of the Pan project (Note 9).  Approximately U.S.$16,100,000 of the credit facility was undrawn as of December 31, 2014.    In January 2015, the Company drew down an additional U.S.$10,600,000, leaving approximately U.S.$5,500,000 undrawn under the cost overrun facility.  As of December 31, 2014, the Company was in compliance with the terms of the Debt Facility.  Subsequent to December 31, 2014, principally as a result of Pan project delays, the Company determined that it does not have sufficient funds to complete construction of the Pan Mine and fund operations and reserve requirements under the Debt Facility.  As a result, the Company was not in compliance with certain tests required under the Debt Facility.  On March 13, 2015, the Company entered into a Waiver to the Credit Agreement with the lender providing the Company until May 20, 2015 to cure such noncompliance before it becomes an event of default.  The lenders may declare all unpaid amounts under the Debt Facility to be immediately payable when an event of default occurs.  Furthermore, the Company cannot draw the remaining U.S.$5,500,000 under the cost overrun facility until after such time as it contributes additional funds to the Pan project and satisfies other conditions as required under the Debt Facility.  In the event that sufficient financing is not secured in a timely manner, the Company will default under the Debt Facility.  The amount of additional required funding will result from negotiations with the lenders to amend certain terms of the Debt Facility.

Negotiations with other parties to obtain the funding required to avoid an event of default, including negotiations with the Debt Facility lenders to amend certain terms of the Debt Facility, are ongoing.  There can be no assurance that adequate additional financing will be obtained at terms agreeable to the Company to avoid an event of default under the Debt Facility and to provide the Company with adequate funds to complete construction of the Pan project through to economic completion and that negotiations to amend certain terms of the Debt Facility will be successful.

The above conditions indicate the existence of a material uncertainty that casts substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recoverability of amounts capitalized for the Pan project is dependent on the Company’s ability to fully fund and successfully complete construction and operate it profitably, or the receipt of adequate proceeds from any sale of the project.  The Spring Valley project is subject to a joint venture agreement with Barrick Gold Exploration Inc., who is responsible for carrying the Company to production by funding and arranging financing for the Company’s share of cost of operations and mine exploration, development and construction expenses.  The Company is responsible for funding costs incurred subsequent to commercial production.  Barrick is also responsible for arranging financing for the Company’s share of the cost of operations and mine exploration, development and construction expenses.

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

2.Significant Accounting Policies

(a)Basis of Presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“US GAAP”).  These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

These consolidated financial statements are presented in Canadian dollars and, unless otherwise noted, all amounts are expressed in Canadian dollars.  United States dollar amounts are referred as U.S.$.

(b)Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of management estimates include the metal content and valuation of ore on leach pads, the determination of impairment of mineral properties, equipment and mine development, the determination of proven and probable reserves and, useful lives of assets used for depreciation and depletion, valuation allowances for future income tax assets, fair value of stock-based compensation, fair value of derivative assets and liabilities and the determination of reclamation and environmental obligations. Actual results, as determined by future events, may differ from these estimates.

(c)Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. To limit its credit risk exposure for amounts in excess of federally insured limits, the Company places its deposits with financial institutions of high credit standing.

(d)	Inventories

As of December 31, 2014, inventories include ore on leach pads and materials and supplies.  Ore on leach pad is carried at the lower of cost or net realizable value.  Cost includes mining costs (ore and waste) including depletion and depreciation.  Net realizable value is computed using expected metal prices reduced for any further estimated processing, refining, and selling costs.

Materials and supplies are valued at the lower of weighted average cost or net realizable value.  Cost includes applicable taxes and freight.

(e)	Reclamation Deposits

Amounts represent deposits held in escrow for a surety contract of a Pan Reclamation bond as security for abandonment and remediation obligations.

(f)	Property, Equipment and Mine Development

All items of property, equipment and mine development are carried at cost less accumulated depreciation.  Normal maintenance and repairs are charged to operations while expenditures for major maintenance and betterments are capitalized.  Gains or losses on disposition are recognized in operations.

Depreciation of property and equipment is computed using either units of production or straight-line methods over the estimated economic lives, as follows:

Leach Pads	Units-of-Production
Mine Development	Units-of-Production
Mine Equipment	5 years
Process Equipment	Units-of-Production
Buildings and Leasehold Improvements	5 years to 27.5 years
Computer Equipment and Software	3 years
Trucks and Autos	3 years
Office Equipment	5 years

When a project is determined to contain proven or probable reserves, costs incurred in anticipation of production are capitalized.  Interest costs, if any, incurred during the development and construction phase, are capitalized until the assets are ready for their intended use.  When a project commences production, amortization and depletion of capitalized costs commences and is computed on a unit-of–production basis over the expected proven and probable reserves of the project based on estimated recoverable gold equivalent ounces.  Depreciation of related capitalized equipment will be computed on a straight-line basis over the estimated economic life.

Beginning on January 1, 2012, the Company began to capitalize into construction in progress and other; permitting, engineering and costs associated with other development activities related to the Pan project as part of the Company’s plans to advance the Pan project to production.  Such costs are capitalized as construction in progress until development and construction is complete.

(g)	Mineral Properties

The Company expenses all costs related to the maintenance and exploration of mineral properties in which it has secured rights prior to establishment of commercial feasibility. Mineral property acquisition costs are initially capitalized when incurred.   If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(h)	Asset Retirement Obligations

The Company records the fair value of the estimated liability for closure and removal costs associated with the retirement and removal of any tangible long-lived assets in the period in which the legal obligation is incurred.   These obligations are initially estimated based on discounted cash flows with the related asset retirement cost capitalized as part of the tangible asset to which it relates.  The asset retirement obligations are subsequently accreted to its full value over time through charges to operating income (loss).  The related capitalized asset retirement cost is depreciated over the asset’s respective useful life.

(i)	Impairment of Long-Lived Assets

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

(j)	Common Stock

The Company records proceeds from share issuances, net of issue costs as common stock. Shares issued for consideration other than cash are valued at the quoted market price on the closing date for business combinations and at the date of issuance for other non-monetary transactions.

(k)	Exploration Costs

Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs and are expensed as incurred.

(l)	Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost in net income (loss) over the period during which an employee is required to provide services in exchange for such award with a corresponding credit to additional paid in capital.  Estimates of forfeitures of unvested instruments at the grant date are considered in determining the total compensation to be recognized.  Stock-based payments to non-employees are measured at the fair value of services received or equity instruments issued, whichever is more reliable and are periodically re-measured until counter party performance is complete.

Consideration received on the exercise of stock options is recorded as common stock and the related stock-based compensation recognized in additional paid-in capital is transferred to common stock.

(m)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, Deferred income tax assets and liabilities are determined based on differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences), and losses carried forward.  Deferred income tax assets and liabilities are measured using the enacted tax rates which will be in effect when the temporary differences are likely to reverse.  The effect on deferred income tax assets and liabilities of a change in tax rates is included in operations in the period in which the change is enacted.  The amount of deferred income tax assets recognized is limited to the amount of the benefit that is more likely than not to be realized.   The Company records penalties and interest related to unrecognized tax benefits associated with uncertain tax positions in tax expense.

(n)	Net Income (Loss) per Share

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted income (loss) per common share amounts are calculated using the weighted-average number of common shares outstanding for the period plus the effect of potential dilutive common shares during the period using the treasury stock method and the dilutive impact of preferred stock using the if-converted method.

Potential dilutive common shares include outstanding stock options, warrants and preferred stock for periods in which the Company has reported net income.  For periods in which the Company reported net losses, potential dilutive common shares are excluded, as their conversion and exercise would be anti-dilutive.

The two-class method is used to calculate basic and diluted income (loss) per common share since preferred stock is a participating security. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic income (loss) per common share is computed by dividing net income (loss) attributable to common shares after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

(o)	Foreign Currency Translation

Effective January 1, 2014, the functional currency of the Company’s parent company changed from the Canadian dollar to the United States dollar (“U.S. dollar”) based upon significant changes in economic facts and circumstances, which included the receipt of the Record of Decision for the Pan project in December 2013, the commencement of construction at the Pan project in 2014, and recent and anticipated financings in U.S. dollars. These changes in economic facts and circumstances have resulted in the U.S. dollar being the currency of the primary economic environment in which the entity operates.  The change in the functional currency of the Company’s parent company has been applied prospectively with differences attributable to current-rate translation of non-monetary assets and liabilities at the date of change being reported through other comprehensive income.  The reporting currency remains the Canadian dollar, and all amounts herein are expressed in Canadian dollars unless otherwise noted.

The financial statements of the Company’s operations are translated from their functional currency, the United States dollar, to the reporting currency, the Canadian dollar, using the current rate method.  Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period.  Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.  The foreign exchange rate of U.S.$1.00 to CAD as of December 31, 2014 was 1.1601 (December 31, 2013 – 1.0636) and the average exchange rate was 1.1045 (2013 – 1.0298 , 2012 – 0.9996  ).

(p)	Derivatives

Derivatives or embedded derivatives are measured at fair value unless the contracts meet the definition of normal purchase and normal sale and the Company formally designates the contracts as such.  Changes in the fair value of derivatives and embedded derivatives are recognized in net income (loss).  Contracts designated as normal purchase and normal sale are accounted for as executory contracts.

(q)	Recently Adopted Accounting Standards

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Other Comprehensive Income (Topic 220)”. The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this ASU did not have a material impact on the consolidated financial statements.

(r)	Recently Issued Accounting Standards Updates

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.  Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.  This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  This accounting standard update is effective for annual periods ending after December 15, 2016, including interim periods within that reporting period.  Early application is permitted.  The Company is currently assessing the impact on the Company’s disclosures and financial statements.

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

3. Inventories

The following table provides the components of inventories:

	December 31,
	2014	2013
Materials and Supplies	$214,917	$-
Ore on Leach Pads	14,467,692	-
	$14,682,609	$-

The Company began placing ore on the leach pad during 2014.  The period-end market value of the Company’s production-related inventories is determined in part by using expected realizable gold prices and is highly sensitive to this input.  The Company had a write-down of Ore on Leach Pads inventory of $472,619 during the year ended December  31, 2014.  A decline in metal price levels and/or an increase in production costs per ounce of gold could result in, or contribute to, a future write-down of production-related inventories.

4. Prepaids and Other Assets

At December 31, 2014 and December 31, 2013, prepaid expenses and other current assets and other long term assets consisted of the following:

	December 31,
	2014	2013
Prepaid Expenses and Other Current Assets
Insurance Proceeds Receivable	$553,339	$-
Prepaid Expenses	537,022	396,903
Deposits	83,878	34,120
	$1,174,239	$431,023
Other Long Term Assets
Deferred Financing Costs (Note 9)	$4,983,386	$299,902
Gold Sales Contract (Note 13)	3,528,903	-
Long-Term Derivative Asset	107,967	-
Deposits	113,979	105,260
	$8,734,235	$405,162

5.Property, Equipment and Mine Development

At December 31, 2014 and 2013,  property, equipment and mine development consisted of the following:

	December 31,
	2014	2013
Leach Pads	$9,767,644	$-
Mine Development	6,025,874	-
Mine Equipment	1,219,728	287,447
Process Equipment	1,176,156	-
Land	639,140	585,974
Buildings and Leasehold Improvements	830,776	761,670
Computer Equipment and Software	2,028,215	1,403,123
Trucks and Autos	544,540	422,975
Office Equipment	291,562	248,370
Construction In Progress and Other	77,476,773	14,511,873
Subtotal	100,000,408	18,221,432
Accumulated Depreciation	(3,994,089)	(1,470,482)
Totals	$96,006,319	$16,750,950

Depreciation and depletion expense for the years ended December 31, 2014, 2013, and 2012, which includes depletion of mineral properties (Note 6), was $3,356,859,  $530,790 and $400,131, respectively.  For the year ended December 31, 2014, $2,719,898 of depreciation and depletion expense was included in ore on leach pad inventory.  As of December 31, 2014, property, equipment and mine development costs totaling $77,476,773 is not being depreciated as these assets have not yet been placed into service.

During the year ended December 31, 2014 severe thunderstorms damaged portions of Construction in Progress assets at the Company’s Pan Mine resulting in a $3,453,589 write-down of Construction in Progress costs.  Repairs of all damage has been completed as of December 31, 2014, with an estimated total cost of $3,990,952 to complete the repair work.  Insurance proceeds of $2,764,050 were received during the year ended December 31, 2014 and additional proceeds of $553,339 was receivable subsequent to December 31, 2014.  No net gain or loss resulted from the write down of the Construction in Progress costs and the recognition of insurance proceeds.  Further proceeds that may be received will be recognized upon final settlement of the insurance claim.

6.Mineral Properties

The continuity of expenditures on mineral property acquisitions is as follows:

	December 31,				Effect of Changes	December 31,
Mineral Property	2013	Additions	Written off	Depletion	in FX Rates*	2014
Pan	$35,831,787	$245,768	$-	$(1,037,335)	$3,273,302	$38,313,522
Gold Rock	1,885,212	315,105	-	-	198,421	2,398,738
Spring Valley	5,168,424	42,860	-	-	472,473	5,683,757
Tonopah	7,959,646	654,467	-	-	1,134,075	9,748,188
Golden Eagle	2,310,671	-	-	-	209,646	2,520,317
Pinyon	44,548	172,508	-	-	10,682	227,738
	$53,200,288	$1,430,708	$-	$(1,037,335)	$5,298,599	$58,892,260

	December 31,				Effect of Changes	December 31,
Mineral Property	2012	Additions	Written off	Depletion	in FX Rates*	2013
Pan	$34,490,915	$283,194	$-	$-	$1,057,678	$35,831,787
Gold Rock	972,245	810,118	-	-	102,849	1,885,212
Spring Valley	4,790,292	31,647	-	-	346,485	5,168,424
Tonopah	7,508,054	316,635	-	-	134,957	7,959,646
Golden Eagle	2,161,420	-	-	-	149,251	2,310,671
Pinyon	-	41,265	-	-	3,283	44,548
	$49,922,926	$1,482,859	$-	$-	$1,794,503	$53,200,288

* See Footnote 2(o) – Significant Accounting Policies: Foreign Currency Translation.

(a)Pan property, Nevada

The Company assumed the January 7, 2003 mineral lease agreement with Nevada Royalty Corp., Inc. (“NRC”) for a 100% interest in certain of the Pan property claims.  On or before January 5th of each year, the Company must pay an advance minimum royalty of the greater of U.S.$60,000 or the US dollar equivalent of 174 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter proceeding January 1st of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of U.S.$65,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease.  On January 2, 2014 the Company paid $245,768  (U.S.$231,072).  On January 2,  2015 the Company paid $261,602  (U.S.$223,058).

The Company also owns 100% of certain adjoining claims acquired by staking.

(b)Gold Rock property, Nevada

The Company assumed the March 20, 2006 mineral lease agreement with NRC for a 100% interest in the Gold Rock property.  Annually the Company must pay an advance minimum royalty of the greater of U.S.$60,000 or the US dollar equivalent of 108.05 ounces of gold valued by the average of the London afternoon fixing for the third calendar quarter proceeding January 1 of the year in which the payment is due.  The minimum advance royalties will be creditable against a sliding scale NSR production royalty of between 2.5% and 4%.  The Company must incur a minimum of U.S.$75,000 per year for work expenditures, including claim maintenance fees, during the term of the mining lease.  On January 2, 2014 the Company paid $152,616  (U.S.$143,490).  On January 2,  2015 the Company paid $162,449  (U.S.$138,514).

On January 15, 2007 the Company entered into a mineral lease agreement with Anchor Mineral, Inc. of Kansas, for unpatented mining claims adjoining the Gold Rock project.  The advanced minimum royalty on these claims is the greater of U.S.$30,000 or the gold equivalent price which is determined by multiplying U.S.$30,000 by a factor of the closing price of gold on the last business day of the fiscal year over the closing price of gold on January 15, 2007.  To maintain the option, the Company paid advance minimum royalty payments creditable against a 3.5% NSR production royalty of $66,579 (U.S.$67,476) on January 8, 2013 and $71,768  (U.S.$67,476) on January 2,  2014.  On January 2,  2015 the Company paid $79,136  (U.S.$67,476).

On January 24, 2008 the Company entered into a mineral lease agreement with Messrs. Peart and Moyle of Nevada for 13 unpatented mining claims over the Easy Junior deposit area.  Subsequently Mr. Peart acquired Mr. Moyle’s interest in the subject claims.  For year 6 of the agreement, the Company paid $49,335 ($50,000) in 2013.  The Company is required to make annual minimum royalty payments of U.S.$60,000 for year 7 to 11 and U.S.$75,000 for year 12 and thereafter for the remainder of the fifteen year lease.  Per the agreement, the Company paid $63,816 (U.S.$60,000) on January 2, 2014 and,  $71,106 (U.S.$60,000) on January 7, 2015. The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 6% based on the gold price.  The Company has an option to purchase the claims outright for U.S.$5,000,000 with any minimum advance royalty payments creditable against the purchase price.

On February 13, 2008 the Company entered into a mineral lease agreement with Mr. Pankow of Nevada for two unpatented mining claims adjacent to the Gold Rock project.  The Company paid a first annual minimum royalty of $7,727 (U.S.$7,750) and is required to make annual minimum royalty payments of U.S.$7,750 for years 2 to 6; U.S.$9,250 for years 7 to 11 and U.S.$11,500 for year 12 and thereafter for the remainder of the fifteen year lease.  Per the agreement, the Company paid $7,647 (U.S.$7,750) on January 8, 2013 and $10,256  (U.S.$9,250) on January 22,  2014.  The minimum advance royalty payments may be creditable against a production NSR sliding scale royalty ranging from 2% to 5% based on the gold price.  The Company has an option to outright purchase the claims for U.S.$775,000 with any minimum advance royalty payments creditable against the purchase price.   On January 14,  2015 the Company paid $11,061  (U.S.$9,250).

On February 13, 2008 the Company was assigned an existing lease on 10 unpatented claims (the “Claims”) adjoining the Gold Rock property by William Sheriff, a director of the Company at the time, in consideration for 30,000 common shares at a value of $88,500  (U.S.$86,215) issued on March 31, 2008.  The Company assumed the obligations of the February 15, 2004 underlying lease with Ronny Jordan and paid Mr. Jordan the first annual lease payment of $10,041  (U.S.$10,000).  During the term of the lease, annual minimum royalty payments of U.S.$15,000 will be required each February 15.  On January 8, 2013 the Company paid the year 10 annual payment of $14,801 (U.S.$15,000) and the year 11 annual payment of $16,649  (U.S.$15,000) was paid on January 23,  2014.  The Company may elect at any time during the life of the agreement to purchase a 50% interest in the Claims for U.S.$1,000,000 and the remaining 50% interest in the Claims may be purchased for another U.S.$1,500,000 with all royalty payments paid prior to the purchase creditable against the purchase price.  A 2.5% NSR royalty was retained by Ronny Jordan and a 0.5% NSR royalty was retained by William Sheriff.    On January 14,  2015 the Company paid $17,937  (U.S.$15,000).

(c)	Spring Valley property, Nevada

The Company signed an exploration and option to joint venture agreement (the “Barrick Agreement”) with Barrick Gold Exploration Inc., a wholly owned subsidiary of Barrick Gold Corporation, effective on March 9, 2009.  Barrick was granted the exclusive right to earn a 60% interest in the project by spending U.S.$30,000,000 on the property over five years. Barrick may then increase its interest by 10% (70% total) by spending an additional U.S.$8,000,000 in the year immediately after vesting at 60%.  At the Company’s election, Barrick may also earn an additional 5% (75% total) by carrying the Company to a production decision and arranging financing for the Company’s share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick, solely from the Company’s share of project cash flows once production has been established. The Company will coordinate geologic and administrative activities under the direction of Barrick, billing monthly at cost plus an administrative fee of 5%.

Barrick informed the Company that they completed the expenditure requirement to earn a 70% interest in the Spring Valley property on November 18, 2013.

Through a series of agreements, amendments and payments; the Company has the option to acquire a 100% interest in the property subject to NSR royalties ranging from 1% to 7% on different claim groups.    During 2014, the Company conveyed a 70% interest in the property to Barrick subject to the terms of the Joint Venture and elected to allow Barrick to carry the Company to a production decision and arrange financing for the Company’s share of project cash flows.  At which point, the Company will convey an additional 5% interest in the property to Barrick and retain a 25% minority interest.

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

Barrick made the annual 2013 and 2014 payments of U.S.$20,000 directly to Dave Rowe and Randall Stoeberl to maintain its option to purchase 97 unpatented mining claims.  Alternatively the Company can purchase these claims for U.S.$600,000 with any payments already paid credited against the total. Mr. Rowe and Mr. Stoeberl retained a 3% NSR royalty from commercial production on these claims.

Barrick paid U.S.$6,000 for 2013 and 2014 directly for a mineral lease agreement and option to purchase two (2) unpatented lode mining claims for a series of annual payments as advances upon a 3% NSR royalties payable.  The Company has the option to purchase each claim for a price of U.S.$100,000.  Any advance royalties paid will be credited against the purchase price.

On or prior to the first date of each month, Barrick paid the Company’s U.S.$1,000 a month option payment totaling U.S.$12,000 to George D. Duffy, MS Duffy Mine Properties LLC and the Estate of Margaret Suverkoop Duffy to maintain its option to purchase two unpatented lode mining claims.  Alternatively the Company can purchase these claims for U.S.$500,000 with any payments already paid credited against the total.

In 2010, Barrick, on behalf of the Company, entered into two new agreements within the area of interest of the Barrick Agreement:

On September 15, 2010, Barrick signed an option agreement with a third party for surface and mineral rights.  Option payments totaling U.S.$150,000 are payable over five years of which Barrick paid the first and last year’s lease payments totaling U.S.$56,250.

On December 2, 2010, Barrick entered into a sub-lease and option agreement with a third party for mineral rights underlying the surface rights acquired by the Company in 2006.  The agreement requires Barrick to spend a cumulative amount of U.S.$2,000,000 in work expenditures on the ground leased over a period of six years, and to make advance royalty payments in the amount of U.S.$100,000 per year thereafter, up to a cap of U.S.$2,500,000.  The advance royalty payments may be credited against a 3% NSR royalty payable from production on the area of ground leased.

In 2009, the Company completed the purchase of 28 claims contiguous to the Spring Valley Claims under the option from September 1, 2003 subject to the vendor’s 2% NSR royalty.

On April 25, 2006, the Company entered into a mineral lease agreement and option to purchase 12 unpatented lode mining claims for U.S.$600,000.  The 2013 and 2014 payments of U.S.$36,000 in each year were paid directly by Barrick.  The option payments can be credited against the purchase price.  The owner retained a 3% NSR royalty.

(d)Tonopah property, Nevada

Through a series of agreements, amendments and payments the Company acquired a 100% interest in the Tonopah property subject only to a sliding scale royalty on Net Smelter Returns (“NSR”) from any commercial production of between 2% to 7%, based on changes in gold prices and an advance minimum royalty, recoverable from commercial production, of U.S.$300,000 per year on each August 15th.  The Company entered into an agreement allowing payment of only U.S.$50,000 of the U.S.$300,000 payment due on August 15, 2014.  The remaining U.S.$250,000, along with the August 15, 2015 U.S.$300,000 payment, will be paid subsequent to economic completion of the Pan project (Note 9).  The Company is contractually obligated for both payments and has accrued these unpaid amounts in accrued liabilities.

(e)Golden Eagle property, Washington

On August 1, 2008 the Company issued 600,000 common shares at U.S.$2.50 per common share for proceeds of U.S.$1,500,000 by way of a private placement to Kinross Gold USA Inc. (“Kinross”); to purchase a 75% interest in the Golden Eagle, Washington, project from Kinross at a cost of $1,537,950  (U.S.$1,500,000) and purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of $500,200  (U.S.$483,333), which was paid in cash. Kinross retained a 2% NSR royalty and should the Company elect in the future to toll mill ore from the Golden Eagle property, Kinross has a first right of refusal to toll mill ore at their Kettle River Mill.

In the year ended December 31, 2009, the Company staked additional claims and purchased two additional blocks of land at a cost of $177,393 to expand its Golden Eagle land property package.

(f)Pinyon property, Nevada

On November 1, 2012, the Company executed an Exploration, Development and Mine Operating Agreement, (the “EDM Agreement”), with Aurion Resources US LLC (“Aurion”), regarding the exploration, evaluation and, if justified, the development of the Pinyon Project.

Under the terms of the EDM Agreement, Aurion granted the Company exclusive rights to conduct exploration, development and related operations as necessary to meet the Company’s primary contribution totaling a minimum of $2.0 million over a five year period.  During the earn-in period, the Company must make all payments required under an existing mining lease in order to maintain the claims related to the Pinyon property.  The Company may elect at any time during the earn-in period to terminate the EDM agreement by way of a 30 day written notice. On January 2, 2013, the Company paid $41,265 (U.S.$41,884).  On January 2, 2014, the Company paid $73,202 (U.S.$68,824).  On December 31, 2014, the Company paid $99,306 (U.S.$85,601) for the 2015 year.

7.  Income Taxes

Deferred income taxes have been provided for temporary differences that exist between the financial reporting and income tax basis of assets and liabilities and have been classified as either current or non-current based upon the related assets or liabilities.

The sources of income (loss) before incomes taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
Canada	$(4,852,324)	$8,444,079	$(3,684,614)
United States	(12,041,016)	(1,383,007)	(12,432,412)
Income (Loss) Before Income Taxes	$(16,893,340)	$7,061,072	$(16,117,026)

Income tax expense (benefit) attributable to income (loss) before income taxes consists of:

	Year Ended December 31,
	2014	2013	2012
Current:
Canada	$1,696,540	$1,440,926	$-
United States	-	-	-
Total Current	$1,696,540	$1,440,926	$-

Deferred:
Canada	$-	$-	$-
United States	-	(3,285,785)	(842,404)
Total Deferred	$-	$(3,285,785)	$(842,404)

Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the Canadian federal income tax rate of 26% to income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2014	2013	2012
Canadian Statutory Income Tax Rate	26.00%	25.75%	25.0%

Income Tax Expense (Benefit) Computed at Canadian Statutory Rate	$(4,392,268)	$1,866,907	$(4,029,257)

Increase (Reduction) in Income Taxes Resulting from:
Change in Valuation Allowance	7,087,739	(1,687,835)	3,412,111
Change in Fair Value of Warrant Derivative	-	(5,228,955)	-
Change in Effective Tax Rate	-	(442,995)	-
Other Permanent Differences	923,682	258,576	783,449
Foreign Tax Rates	(1,083,538)	(1,179,148)	(1,118,917)
Tax on Preferred Dividends Net of Deduction	392,127	138,753	-
Capital Gain Tax Rate Difference	-	(536,900)	-
Tax Impact Related to Restructuring	-	4,183,716	-
Expiration of Losses and Other	(1,231,202)	783,022	110,210
Income Tax (Recovery) / Expense	$1,696,540	$(1,844,859)	$(842,404)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

	December 31,
	2014	2013
Current Deferred Income Tax Assets:
United States:
Loss Carry Forwards	$630,884	$-
Current Derivative Liability	149,712	-
Total Current Deferred Income Tax Assets	$780,596	$-

Current Deferred Income Tax Liabilities:
United States:
Inventory	$(780,596)	$-
Net Current Deferred Income Tax Assets (Liabilities)	$-	$-

Long-Term Deferred Income Tax Assets:
Canada:
Equipment, Mineral Properties and Other	$2,308,534	$1,195,568
Non-Capital Losses Carried Forward	4,049,435	1,065,819
Capital Losses Carried Forward	906,475	408,527
United States:
Equipment, Mineral Properties and Other	8,276,628	10,449,599
Losses Carried Forward	16,675,343	12,040,451
Total Long-Term Deferred Income Tax Assets	32,216,415	25,159,964
Valuation Allowance:
Canada	(5,778,617)	(1,962,653)
United States	(22,503,667)	(15,532,946)
Long-Term Deferred Income Tax Assets, Net	$3,934,131	$7,664,365

Long-Term Deferred Income Tax Liabilities:
Canada:
Mineral Properties	$(1,485,826)	$(707,261)
United States:
Mineral Properties	(2,246,842)	(6,957,104)
Long-term Derivative Asset	(201,463)	-
Long-Term Deferred Income Tax Liabilities	(3,934,131)	(7,664,365)
Net Long-Term Deferred Income Tax Assets (Liabilities)	$-	$-

As of December 31, 2014 and 2013, the Company has non-capital losses for tax purposes in Canada and the United States of approximately $15,557,400 (2013 - $4,103,000) and $49,446,400 (2013 - $32,512,000), respectively, which can be applied to reduce taxable income until 2034.  The Company also has Canadian capital losses of approximately $6,875,400 (2013 - $7,273,000) which are available indefinitely.

The Company is currently open to audit under the statute of limitations by the Canada Revenue Agency for years ended December 31, 2008 through December 31, 2014 and by the United States Internal Revenue Service for years ended December 31, 2011 through December 31, 2014.  The Company did not have any unrecognized tax benefits as of the years ended December 31, 2014 or 2013.

For the years ended December 31, 2014 and 2013 no penalties or interest have been incurred.

The Company has determined that it is not more likely than not that it will utilize some of its deferred tax assets and has recorded a valuation allowance for the years ended December 31, 2014 and 2013 of $28,282,284 and $17,495,599, respectively, to value its deferred tax assets and liabilities at their expected realizable value.

The Company intends to indefinitely reinvest earnings from its foreign operations.  Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries.

8.  Reclamation and Remediation

At December 31, 2014 and December 31, 2013, $4,138,310 and $61,236, respectively, were accrued for reclamation obligations relating to the Company’s properties of which $10,110 (2013 - $9,269) is included in accounts payable and accrued liabilities.

Below is a reconciliation of the Company’s asset retirement obligations for the twelve months ended December 31, 2014.

Balance as of December 31, 2013	$61,236
Additions, Changes in Estimates and Other	3,913,023
Liabilities Settled	-
Accretion of Liability	164,051
Balance as of December 31, 2014	$4,138,310
Less: Current Asset Retirement Obligations	10,110
Long-Term Asset Retirement Obligations	$4,128,200

The estimated undiscounted reclamation and abandonment costs of $8,591,079 were discounted using a credit adjusted, risk-free interest rate of 4.38% from the time the obligation was incurred to the time the Company expects to pay the retirement obligation.  Additions, changes in estimates and other during the twelve months ended December 31, 2014 were related to construction of the Pan mine, which began in January 2014.  Construction on several areas of the Pan mine plan are completed or are nearing completion as of December 31, 2014.  The Company estimates that of the reclamation obligations as of December 31, 2014, approximately 93% of its total reclamation expenditures will occur during the years 2028 – 2039.

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

At December 31, 2014 and December 31, 2013 the Company had purchased surety contracts for reclamation bonds covering the Company’s exploration projects in the amount of U.S.$846,491.  The surety contracts were renewed in May 2014 and are in place through May of 2015, at which point the Company can elect to renew the surety contracts or deposit the full cash amount of the reclamation bonds with the BLM.

As a part of the permitting process for the Pan project, the Company is required to have a reclamation bond of approximately U.S.$15,440,155 held with the BLM.  The Company purchased a surety contract for the reclamation bond, which amount requires the Company to deposit $4,344,110  (U.S.$3,744,600) into an escrow account as security for abandonment and remediation obligations,  which has been recorded in reclamation deposits on the Consolidated Balance Sheet.  The surety contract names the Company and several of its subsidiaries as indemnitors to the surety agreement. The holder of the surety contract may require, at its sole discretion that the Company make additional deposits to the escrow account of up to the U.S.$15,440,155 reclamation bond amount.  The Company is required to maintain the escrow account until all abandonment and remediation obligations have been completed to the satisfaction of the BLM.  Over the life of the Pan project, prior to the completion of all abandonment and remediation obligations, the Company has the right to request a refund of a portion or all of the Pan project reclamation deposit.  Granting of the request is at the surety contract holder’s sole discretion.

9. Debt

On July 18, 2014, the Company entered into a U.S.$55 million three-year senior secured project finance facility (the “Debt Facility”) with Commonwealth Bank of Australia (“CBA”) which is being used to fund continued development and construction of the Pan project.  An additional amendment was made to the Debt Facility on November 26, 2014, which reduced the Debt Facility from U.S.$55 million to U.S.$53 million.    The Debt Facility is comprised of two tranches: a project finance facility of U.S.$43 million, plus a cost overrun facility of U.S.$10 million. Advances under the project finance facility will bear interest at LIBOR plus 3.75% until economic completion, as defined in the Debt Facility agreement, and LIBOR plus 3.50% thereafter.  Advances under the cost overrun facility will bear interest at the project finance facility rate plus 2.00%.

The Debt Facility is secured by substantially all of the assets of the borrower (MDW Pan LLP, a wholly-owned subsidiary of the Company, and the owner of the Pan project and related assets) and all other entities of the consolidated group. Upon achieving economic completion and meeting certain other requirements, security will be limited to the assets of MDW Pan LLP and guarantees from the Company and an affiliate.  Pursuant to the Debt Facility, the Company’s ability to receive distributions from MDW Pan LLP for corporate general and administrative expenses, and other non-Pan expenditures is contingent upon generating sufficient cash flow and satisfying certain conditions precedent, including funding a debt service reserve account with U.S.$10 million and an operating cash account with U.S.$7.5 million, and achieving various economic completion tests relating to, but not limited to, mine production, recoveries, sales, costs and sustainability over a three-month period.  Economic completion must be achieved by September 30, 2015.

The Company’s ability to continue to draw on the Debt Facility is contingent upon customary conditions precedent, including, but not limited to, funding any expected cost overruns on the Pan project and establishment of an un-margined hedging program through CBA.  Refer to Note 1 for further information on the Debt Facility.  The Company satisfied the gold hedging requirements on October 7, 2014 by entering into commitments to deliver to CBA, at a flat forward price of $1,200 per ounce, 80,500 ounces of gold over a 23-month period commencing in May 2015 (Note 13).

As of December 31, 2014, the Company has drawn $42,799,083 (U.S.$36,892,581) against the Debt Facility. The Debt Facility was amended on October 3, 2014, which provided for quarterly loan repayment terms to begin in June 2015 through the maturity date of March 31, 2017.    Based upon amount drawn down as of December 31, 2014, scheduled principal payments for the years ended 2015, 2016 and 2017 are $10,672,920, $29,476,857 and $2,649,306, respectively.

In connection with the Debt Facility, the Company incurred transaction costs of $5,089,177 which are recorded as deferred finance costs and amortized using the effective interest rate method.

The following table summarizes the components of interest expense and investment income:

	Years Ended December 31,
	2014	2013	2012
Interest on Debt Facility	$72,818	$-	$-
Amortization of Deferred Financing Costs	105,791	-	-
Capitalized Interest	(178,609)	-	-
Other Income	30,499	151,337	32,103
Total Interest Expense and Investment Income	$30,499	$151,337	$32,103

10.Income (Loss) Per Share

The reconciliations between basic and diluted income (loss) per share are as follows:

	Years Ended December 31,
	2014	2013	2012
Basic Loss Per Share:
Numerator:
Net Loss Attributable to Common Shareholders	$(29,364,398)	$(478,283)	$(15,706,856)
Denominator:
Weighted-Average Common Shares For Basic (Income) Loss Per Share	156,310,251	129,355,322	121,056,319
Basic Loss Per Share	$(0.19)	$-	$(0.13)

Diluted Loss Per Share:
Numerator:
Net Loss Attributable to Common Shareholders	$(29,364,398)	$(478,283)	$(15,706,856)
Effect of Gain on Change in Fair Value of Derivative Preferred Liability	-	(19,140,415)	-
Effect of Accretion of Redeemable Preferred Shares	-	3,500,736	-
Effect of Preferred Shares Dividend	-	5,883,478	-
Effect of Canadian Corporate Dividend Tax	-	1,440,926	-
Diluted Loss	$(29,364,398)	$(8,793,558)	$(15,706,856)

Denominator:
Weighted-Average Common Shares for Basic Loss Per Share	156,310,251	129,355,322	121,056,319
Effect of Dilutive Securities:
Preferred Series A Shares	-	37,837,838	-
Stock Options	-	-	-
Dilutive Potential Common Shares	-	37,837,838	-
Total Shares	156,310,251	167,193,160	121,056,319
Diluted Loss Per Share	$(0.19)	$(0.05)	$(0.13)

For the years ended December 31, 2014, 2013 and 2012, preferred shares that could be converted to shares of common stock, 37,837,838,  nil and 37,837,838, respectively, were not included in the computation of diluted loss per common share, as the effect of doing so would have been anti-dilutive.

For the years ended December 31, 2014, 2013 and 2012,  the effects of the assumed exercise of the combined stock options and warrants under the treasury stock method of 1,507,500,  3,370,000, and 3,718,334 shares of common stock, respectively, were excluded from the calculation of diluted net loss as the effect would be anti-dilutive due to a net loss to common shareholders.

11.Share Capital

(a)	The Company is authorized to issue an unlimited number of common shares at zero par value.

(b)	Share Issuances

i)	During 2013, the Company issued 2,427,074 shares at a fair value of $2,495,901 for payment of the quarterly dividends on the Series A Preferred Shares, net of withholding taxes (Note 12).

ii)	During 2013, the Company issued 37,500 common shares pursuant to the exercise of employee stock options. Proceeds received on the options exercised totalled $21,000.

iii)

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

iv)

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

v)	During 2014, the Company issued 5,086,453 common shares in the amount of $5,197,146 for payment of the quarterly dividends on the Series A Preferred Shares (Note 12).

vi)

During the twelve months ended December 31, 2014, the Company issued 1,967,500 common shares pursuant to the exercise of employee stock options.  Proceeds received on the options exercised totalled $1,455,001.

(c)Stock Options

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

The 2013 Plan permits a fixed aggregate number of common shares to be issuable for all awards under the 2013 Plan of 16,628,914 (“Award Cap”), which was equivalent to 10% of the Company’s common shares plus Series A Preferred Shares as of April 18, 2013. The total number of common shares issuable to insiders at any time and issued to insiders of the Company within any one-year period pursuant to stock options granted under the 2013 Plan, together with any other security based compensation arrangements of the Company, may not exceed 10% of the issued and outstanding common shares and preferred shares.  The number of common shares issuable for Awards made under the 2008 Stock Option Plan is deducted from the Award Cap. The Award Cap represents the maximum number of shares issuable under both plans.

On December 10, 2014, Mr. William M. Zisch joined the Company as the President and Chief Executive Officer.  Pursuant to the terms of his employment agreement, the Company granted 1,757,576 inducement options.  The grant of options to Mr. Zisch have been registered as an exception to the 2013 Plan and do not count towards the Award Cap.

The exercise price of a stock option granted under the 2013 Plan will be determined by the Compensation Committee at the time the option is granted, but the exercise price may not be less than 100% of the fair market value of the Company’s common shares on the date of grant of such option.  The fair market value is the closing price of the Company’s common share on the date of grant on the NYSE MKT. Stock options granted under the 2013 Plan are subject to the following restrictions: (i) a promissory note is not permitted as payment for a stock option; (ii) the maximum term for stock options is 10 years from the date of grant; and (iii) unless otherwise fixed, stock options expire three months after the person to which they have been granted is terminated (12 months if due to death) or when options expire during a trading restriction, expiry is extended to the third trading day after a period during which trading in the common shares was prohibited or restricted pursuant to the policies of the Company.

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

The stock-based compensation during the years ended December 31, 2014, 2013 and 2012 is included in the consolidated statement of operations as follows:

	Year Ended December 31,
	2014	2013	2012
Salaries and Benefits	$938,051	$920,197	$1,358,661
Mineral Exploration Expenditures	35,224	186,534	175,498
Construction in Progress and Other	18,594	-	-
Consulting	29,271	67,778	58,981
Total	$1,021,140	$1,174,509	$1,593,140

2008 Stock Option Plan – TSX Stock Exchange

The estimated unrecognized compensation cost of unvested options as of December 31, 2014 was $21,651, which is expected to be recognized in early 2015, and these options have a weighted average remaining contractual term of 1.78 years.

The weighted average grant date fair value of options is summarized below for the three years ended December 31:

	December 31,
	2014	2013	2012
Unvested Beginning of Year	$0.55	$2.12	$1.80
Granted	-	0.55	1.89
Vested	0.55	0.97	1.15
Expired	1.17	0.97	1.46
Unvested End of Period	$0.56	$0.55	$2.12

The Company utilized the Black-Scholes option pricing model with the following weighted-average assumptions in calculating the fair value of the options issued during the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Risk-Free Rate	-%	0.21%	1.47%
Dividend Yield	-	-	-
Expected Life in Years	-	3.07	3.57
Volatility	-%	73.06%	112.91%

The following table summarizes annual activity for all stock options granted under the 2008 Stock Option Plan for each of the three years ended December 31:

		Weighted
		Average	Aggregate	Number of
	Number of	Exercise	Intrinsic	Shares
	Shares	Price	Value	Exercisable
Outstanding, December 31, 2012	7,817,501	$1.35	$2,570,692	7,082,504
Granted	2,745,000	1.14	-	-
Exercised	(37,500)	0.56	-	-
Cancelled	(879,167)	1.55	-	-
Outstanding, December 31, 2013	9,645,834	$1.27	$632,800	8,122,490
Granted	-	-	-	-
Exercised	(1,967,500)	0.74	(429,046)	-
Cancelled	(1,583,334)	1.62	-	-
Outstanding, December 31, 2014	6,095,000	$1.36	$241,075	5,669,996

The following table summarizes information about outstanding stock options under the 2008 Stock Option Plan as of December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.56 - $1.00	2,139,167	0.7	$0.72	2,139,167	$0.72	$241,075
$1.01 - $1.60	1,648,333	3.1	1.16	1,223,329	1.17	-
$1.61 - $2.20	2,307,500	1.9	2.08	2,307,500	2.08	-
	6,095,000	1.8	$1.36	5,669,996	$1.37	$241,075

2013 Stock Option Plan – NYSE MKT Stock Exchange

The estimated unrecognized compensation cost from unvested options as of December 31, 2014 was $1,355,919 (U.S.$1,168,795), which is expected to be recognized over the weighted average remaining vesting period of 2.8 years, and has a weighted average remaining contractual term of 7.3 years.

The weighted average grant date fair value of options in U.S.$ is summarized below for the three years ended December 31:

	December 31,
	2014	2013	2012
Unvested Beginning of Year	$0.41	$-	N/A
Granted	0.46	0.41	N/A
Vested	0.47	-	N/A
Expired	0.54	-	N/A
Unvested End of Period	$0.46	$0.41	N/A

The Company utilized the Black-Scholes option pricing model with the following weighted-average assumptions in $U.S. for calculating the fair value of the options issued during the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Risk-Free Rate	1.11%	0.12%	N/A
Dividend Yield	-	-	N/A
Expected Life in Years	4.66	2.95	N/A
Volatility	71.59%	69.96%	N/A

The following table summarizes annual activity for stock options under the 2013 Stock and Incentive Plan for the years ended December 31, 2013 and 2014:

	Number of Shares	Weighted Average Exercise Price (U.S.$)	Aggregate Intrinsic Value (U.S.$)	Number of Shares Exercisable
Outstanding, January 1, 2013	-	$-	$-	-
Granted	399,000	0.87	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, December 31, 2013	399,000	$0.87	$-	-
Granted	3,889,569	0.84	-	-
Exercised	-	-	-	-
Cancelled	(302,441)	1.07	-	-
Outstanding, December 31, 2014	3,986,128	$0.82	$-	679,000

The following table summarizes information about outstanding stock options under the 2013 Stock and Incentive Plan as of December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price (U.S.$)	Number Exercisable	Weighted Average Exercise Price (U.S.$)	Aggregate Intrinsic Value (U.S.$)
$0.56 - $1.00	3,969,453	7.3	$0.82	679,000	$0.83	$-
$1.01 - $1.60	16,675	4.1	1.03	-	-	-
$1.61 - $2.20	-	-	-	-	-	-
$2.21 - $2.80	-	-	-	-	-	-
	3,986,128	7.3	$0.82	679,000	$0.83	$-

(d)	Share Purchase Warrants

On July 6, 2012 the Company issued 6,130,781 warrants as part of a unit by way of a public offering. Each warrant entitled the holder to purchase one additional common share at U.S.$1.85 per share until January 6, 2014 subject to acceleration provisions.  Prior to the change in the Company’s parent company’s functional currency from the Canadian dollar to U.S. dollar, GAAP required the value of share purchase warrants issued with an exercise price denominated in a currency other than the Company’s Canadian dollar functional currency to be considered as a liability and this liability was stated at fair value each reporting period.  The Company recorded a fair value of $2,616,006 to warrant liability on July 6, 2012, calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 18 months; volatility of 76%; no dividend yield; and a risk free interest rate of 0.29% and an exchange rate of 1.0186.  As of December 31, 2012, the fair value of the warrant liability was adjusted to $1,166,381, calculated using the following assumptions: expected life of 12.02 months; volatility of 59%; no dividend yield; and a risk free interest rate of 0.18% and an exchange rate of 0.9949.  As of December 31, 2013, the fair value of the warrant liability was adjusted to zero based upon the stock price of $0.81 compared to the exercise price of $1.85 and only six days remaining on the warrants term. The gain of $1,166,381 (2012 - $1,449,625) related to the change in the fair value of the warrants was included in Gain (Loss) on Derivative Contracts in the Consolidated Statement of Operations for the year ended December 31, 2013.

On January 6, 2014, the 6,130,781 warrants originally issued expired unexercised and as of December 31, 2014, no warrants are outstanding.

12. Redeemable Preferred Shares

In December 2012, the Company issued 37,837,838 Series A Preferred Shares at U.S.$1.85 per share for gross proceeds of $68,936,000  (U.S.$70,000,000) by way of a private placement.  The Company incurred $641,333 in share issuance costs, of which the Company proportionately allocated $229,753 to the embedded derivative liability and the remaining share issuance costs of $411,580 are presented net of the Redeemable preferred stock on the Consolidated Balance Sheet.  The Series A Preferred Shares are a participating security as the security participates in dividends with common stock and has rights to earnings (additional-paid-in-capital in the absence of earnings) that otherwise would have been available to common shareholders.  There is an eight percent (8%) annual dividend, compounding monthly, payable quarterly on the Series A Preferred Shares.  At the Company’s option, it may pay the 8% dividend with common shares, net of withholding taxes, in-lieu of cash, based on the closing price of the Company’s common shares as quoted by the NYSE MKT on the trading day immediately prior to the payment date.

Dividend	Date Declared	Record Date	Dividend Per Share	Total Dividend	Payment Date	Payment Type (1)
Preferred Series A Holders	3/11/2013	3/25/2013	$0.04	$1,699,140	4/1/2013	Cash
Preferred Series A Holders	6/20/2013	6/24/2013	0.04	1,479,868	7/2/2013	1,166,930 Shares
Preferred Series A Holders	9/17/2013	9/23/2013	0.04	1,467,197	10/1/2013	1,260,144 Shares
Preferred Series A Holders	12/19/2013	12/23/2013	0.04	1,515,845	1/2/2014	1,485,728 Shares
Preferred Series A Holders	3/25/2014	3/28/2014	0.04	1,536,547	4/1/2014	1,121,046 Shares
Preferred Series A Holders	6/18/2014	6/27/2014	0.04	1,499,632	7/2/2014	1,322,525 Shares
Preferred Series A Holders	9/19/2014	9/26/2014	0.04	1,591,537	10/1/2014	1,157,154 Shares
Preferred Series A Holders	12/16/2014	12/26/2014	0.04	1,648,519	1/2/2015	1,626,269 Shares
			$0.32	$12,438,285
(1)	Dividends denoted as paid in shares require the issuance of shares and the payment of withholding taxes in cash.

Canadian tax legislation requires a corporate tax to be paid on all cash or in-kind dividends declared and paid by a Canadian entity on taxable preferred shares.  The dividends declared since the offering in December 2012 have resulted in a Canadian corporate “Part VI.1” tax of $3,226,662,  $2,073,101 of which has been remitted as of December 31, 2014.  The Company is entitled to a deduction for Canadian tax purposes equal to 3.5 times Part VI.1 taxes paid. Therefore, future Canadian corporate tax savings, if realized, should approximately offset the preferred dividend tax expense.

During the years ended December 31, 2014 and 2013, the Company incurred $1,696,540 and $1,440,926 of Part VI.1 tax expense, respectively.

The holders of each Series A Preferred Share are able to convert the shares into a common share on a one-for-one basis at any time.  After December 13, 2013, the Company can pro-ratably force conversion of the shares into common shares on a one-for-one basis provided that the weighted average price of the common shares exceeds U.S.$3.70 on each trading day during 20 consecutive trading days immediately prior to both the delivery of an applicable mandatory conversion notice and the applicable mandatory conversion date.  From December 13, 2017, the Company or each holder of Series A Preferred Shares has the right, exercisable by 30 days' notice in writing, to redeem or to require the Company to redeem at their issue price of U.S.$1.85 per share any portion of the Series A Preferred Shares (in aggregate U.S.$70,000,000) plus accumulated unpaid dividends for cash.

If the outstanding Series A Preferred Shares had been converted as of December 31, 2014,  37,837,838 common shares would have been issued and the fair value of those common shares based upon the closing price on the NYSE as of December 31, 2014 of U.S.$0.74 would have been U.S.$28,000,000. If the common share price was above U.S.$1.85, there would be no change to the number of common shares issued upon conversion.

Holders of the Series A Preferred Shares have the right to nominate and elect, voting as a separate class, one (1) director to the Company’s Board.  If the size of the Company’s Board is increased beyond seven (7) members, increases will occur in increments of two (2) and the “Preferred Governance Majority” of the preferred shareholders will have the right to designate one (1) of the two additional director nominees for election or appointment as director.  The Preferred Governance Majority has the right to fill any vacancy of the preferred shareholder director position.

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

Upon liquidation, dissolution or winding-up, the holders of the Series A Preferred Shares are entitled to a liquidation preference equal to 125% of the initial issue price of U.S.$1.85 per share prior and in preference to any distribution to the holders of our common shares.

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

Embedded derivatives not closely related to the host contract are required to be bifurcated from the host contract and accounted for at fair value.  Because the convertible feature of the Series A Preferred Shares is denominated in the U.S. dollar, a foreign currency in respect to the functional currency of the parent of the Company as of December 13, 2012, the date of issuance of the Series A Preferred Shares and throughout fiscal year 2013, the Company bifurcated the Series A Preferred Shares and recorded an embedded derivative liability for the conversion feature.  Effective January 1, 2014, the functional currency of the parent changed from the Canadian dollar to the U.S. dollar based upon significant changes in economic facts and circumstances.  As a result of this change in functional currency to the U.S. dollar, the embedded derivative liability recorded as of December 31, 2013 of $8,189,720 was reclassified to additional paid in capital due to the conversion feature of the Series A Preferred Shares no longer being denominated in a foreign currency.  The gain of $19,140,415 for the year ended December 31, 2013 has been reported in Gain (Loss) on Derivative Contracts in the Consolidated Statement of Operations.  The inputs used in determining the fair value as of December 31, 2013 are shown below:

Year Ended December 31,	Fair Value	Volatility	Credit Spread	Common Stock Closing Price (US$)	Risk -Free Rate	Exchange Rate
2013	$8,189,720	47.10%	17.70%	$0.81	1.37%	1.0636

The balance of the Company’s Redeemable preferred shares and changes in the carrying amount of the Redeemable preferred shares are as follows:

Redeemable Preferred Shares
Balance as of December 13, 2012	$43,828,888
Accretion of Redeemable Preferred Shares	153,662
Preferred Share Cumulative Dividend	278,572
Balance as of December 31, 2012	$44,261,122
Accretion of Redeemable Preferred Shares	3,500,736
Preferred Share Cumulative Dividend	5,883,478
Declared Preferred Share Cumulative Dividend	(6,162,050)
Share Issuance Costs	(314)
Balance as of December 31, 2013	$47,482,972
Accretion of Redeemable Preferred Shares	4,498,283
Preferred Share Cumulative Dividend	6,276,235
Declared Preferred Share Cumulative Dividend	(6,276,235)
Balance as of December 31, 2014	$51,981,255

The difference between the carrying amount and the initial redemption amount of U.S.$70,000,000 is being accreted using the effective interest method from the execution of the contract on December 13, 2012 to the redemption right date of five years.  Dividends and accretion on the Series A Preferred Shares are charged to additional paid-in capital, and are deducted in computing net income or loss attributable to common shareholders. If the outstanding Series A Preferred Shares were redeemed as of December 31, 2014, the redemption amount would have been $82,855,519 (redemption amount of $81,207,000 plus accrued dividends of $1,648,519).

13. Derivative Instruments

The Company uses financial derivative instruments to achieve a more predictable cash flow from operations by reducing its exposure to commodity price and interest rate fluctuations.  The Company has entered into a  diesel fuel forward purchase contract and an interest rate swap contract with the following notional amounts which will be financially settled.

	Years Ended December 31,
	2015	2016	2017
Diesel fuel forward contract (gallons)	1,469,561	1,482,300	284,514
Interest rate swap (average US$ notional amount)	$29,796,000	$18,850,000	$3,690,000

The interest rate derivative contract swaps a variable LIBOR interest rate equal to the rate the Company pays on the Debt Facility for a fixed rate of 0.81%.  The contract is for a term through March 31, 2017 with the notional amount decreasing over the term such that it matches the expected principal amounts outstanding on the Debt Facility.  Settlement is on a monthly basis through September 2015 and then quarterly thereafter.  The diesel fuel forward contract has a U.S.$1.9625 fixed price per gallon of diesel through a maturity date of March 31, 2017 with monthly settlements.  The Company does not enter into derivative instruments for speculative or trading purposes.    Derivatives have been accounted for at fair value with changes in fair value recognized in net income (loss).  For the year ended December 31, 2014, the Company recognized a $305,676 loss on the diesel fuel derivative contract and a $46,093 loss on the interest rate derivative contract.

In addition to the financial contracts, the Company has entered into a commodity contract for the sale and physical delivery of 29,900, 43,700 and 6,900 ounces of gold in 2015, 2016 and 2017, respectively, at a fixed price of U.S.$1,200 per ounce.    The Company paid $2,930,112 (U.S.$2,638,790) to the counter party upon execution of the contract and recognized this amount as a Gold Sales Contract in Other Assets (Note 4).  The contract qualifies for the normal purchase normal sale exception and, therefore, is not subject to mark-to-market accounting.  However, documentation for qualification for the normal purchase normal sale exception was completed subsequent to the execution of the contract, but prior to December 31, 2014 and therefore was subject to a  mark-to-market adjustment from the date of the execution of the contract to the documentation date.  For the year ended December 31, 2014, the Company recognized a $465,023 gain on the gold forward sale contract based upon the difference between the forward gold price for the contract settlement period as of the measurement date and the contract settlement gold price, multiplied by the quantity of gold ounces involved in the contract and discounted at an appropriate discount rate which reflects the credit risk of the counter party.  The carrying value of the gold sales contract will be amortized over the term of the contract on the basis of gold ounces delivered to the counter party.

The following table shows the location of all derivative instruments presented on the Consolidated Balance Sheet as of December 31, 2014.

	Asset		Liability
	Short-Term	Long-Term	Short-Term	Long-Term
Diesel fuel forward contract	$-	$-	$273,429	$33,969
Interest rate swap	-	107,967	154,320	-

The fair value of derivative contracts is sensitive to changes in forward curves as an input to the calculation.  The table below shows the current value on the Consolidated Balance Sheet and what the value of the derivative contracts would be with a 10% increase and a 10% decrease in the respective forward curves.

		Net Value with 10% Change in Forward Curve
	Net Value	Increase	Decrease
Diesel fuel forward contract	$(307,398)	$(386,140)	$980,136
Interest rate swap	(46,353)	(5,696)	(87,008)

14.Fair Value Measurements

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Certain financial instruments, including cash and equivalents, amounts receivable, insurance proceeds receivable, reclamation and other deposits, accounts payable and accrued liabilities, preferred share dividends payable and other short and long term liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments.  The Company’s Long Term Debt carrying value approximates fair value based on market interest rates and credit spread.

The table below sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that the Company determined applies to each asset and liability category:

	Balance at December 31,		Input Hierarchy
Financial Instrument	2014	2013	Level
Assets
Derivative Contracts:
Interest Rate Forward Contract	$107,967	$-	Level 2
Total Assets	$107,967	$-

Liabilities
Derivative Contracts:
Diesel Fuel Forward Contract	$307,398	$-	Level 2
Interest Rate Forward Contract	154,320		Level 2
Preferred Share Derivative Liability	-	8,189,720	Level 2
Total Liabilities	$461,718	$8,189,720

During the fourth quarter of 2014, the Company began utilizing financially-settled forward contracts to manage the exposure to prices changes of diesel fuel and fluctuations of the LIBOR interest rate.  These contracts are marked-to-market through net income (loss) each period.  The fair value of each contract represents the difference between the forward diesel fuel prices or forward LIBOR interest rates for the contract settlement period as of the measurement date and the contract settlement diesel fuel price or contract settlement LIBOR interest rate.  The difference is multiplied by the quantity or notional value involved in the contract and discounted at an appropriate discount rate which reflects the credit risk of the Company or the counter party as applicable.

As part of a private offering closed on December 13, 2012 (Note 12), there was an embedded derivative liability related to the convertible Series A Preferred Shares issued.  The Company engaged a third party valuation firm to determine the fair value of the derivative liability during 2013.  Effective January 1, 2014, the functional currency of the parent changed from the Canadian dollar to the U.S. dollar based upon significant changes in economic facts and circumstances.  As a result of this change in functional currency to the U.S. dollar, the embedded derivative liability recorded as of December 31, 2013 of $8,189,720 was reclassified to additional paid in capital due to the conversion feature of the Series A Preferred Shares no longer being denominated in a foreign currency.

The Company did not have any level 1 or level 3 assets or liabilities as of December 31, 2014 and 2013.

15. Accumulated Other Comprehensive Income

The components of AOCI as of December 31, 2014 were as follows:

	Unrealized Gain (Loss) on Investment	Currency Translation Adjustment	Total AOCI
Balance as of December 31, 2012	$(29,375)	$(406,969)	$(436,344)
Other Comprehensive Income Before Reclassifications	(13,750)	2,533,892	2,520,142
Amounts Reclassified to Income (Loss)	43,125	-	43,125
Balance as of December 31, 2013	$-	$2,126,923	$2,126,923
Other Comprehensive Income	-	12,092,084	12,092,084
Balance as of December 31, 2014	$-	$14,219,007	$14,219,007

16.Commitments and Contingencies

As of December 31, 2014, the Company had entered into the following operating lease and contractual obligations:

	Fiscal Year
	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Operating Lease Obligations	$34,876,758	$62,204,292	$484,947	$146,587	$97,712,584
Contractual Obligations	19,443,103	33,162,744	1,392	-	52,607,239
Total	$54,319,861	$95,367,036	$486,339	$146,587	$150,319,823

Operating Lease Obligations

The Company signed a Contract Mining Agreement with Ledcor CMI, Inc (“Ledcor”) on May 19, 2014 relating to mining activities at the Pan project.  On July 21, 2014, the Company signed the notice to proceed with Ledcor, triggering the start of the 63 month term of the contract.  Under the terms of the Contract Mining Agreement, Ledcor is to provide all required labor, material and equipment (excluding fuel) to complete all necessary drilling, blasting, loading, hauling and related activities for the mining of the Pan project.  Payment by the Company to Ledcor is primarily based on unit prices for bank cubic yards and tons.  The Contract Mining Agreement contains a lease related to mining equipment as well as other non-lease elements.  The lease contained in the Contract Mining Agreement is an operating lease and accounted for as such.  Expected future minimum payments, including both the future minimum lease payments and the other non-lease element payments for the Contract Mining Agreement over the initial 35 months of the agreement, consistent with the break fee term, are included in the table above.  The expected future minimum payments are determined by rates within the Contract Mining Agreement and estimated tons moved and bank cubic yards for drilling and blasting.  The Company was charged $6,452,354 under the Contract Mining Agreement during 2014.

The Company is required to pay Ledcor a break fee if the contract is terminated during the first 35 months of the contract.  The break fee began at U.S.$9,712,000 and declines to $nil over the 35 month period.  As of December 31, 2014, the break fee was U.S.$8,689,000.

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado until 2020, field offices in Ely, Nevada until 2015 and office equipment until 2018.  The Company entered into a sub-lease of our Englewood, Colorado office space, which runs through July of 2019.  The average monthly rent received under the sublease agreement is approximately U.S.$6,950 per month.  Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included.

Contractual Obligations

The Company had drawn down $42,799,083 (U.S.$36,892,581) against the Debt Facility as of December 31, 2014.  Repayments of principal begin in June of 2015 and are made quarterly through maturity of the Debt Facility on March 31, 2017.  Interest on the Debt Facility is calculated at LIBOR plus 350 or 375 basis points on the Project Finance Facility and the Project Finance Facility rate plus 200 basis points on the Overrun Facility.

The Company has signed unconditional purchase obligation agreements relating to the development of the Pan project which as of December 31, 2014 committed the Company to $7,057,978 of capital expenditures payable during 2015.

Contingencies

The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company’s management that current claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated financial position, cash flows or results of operations.

17.Related Party Transactions

On August 18, 2014, Dr. Roger Newell retired from the Company’s Board of Directors.  In connection with Dr. Newell’s retirement, the Company and Dr. Newell entered into an advisory agreement (“Advisory Agreement”) dated August 18, 2014.  Pursuant to the Advisory Agreement, for a period of one year from the effective date of the Advisory Agreement, Dr. Newell agreed to provide the Company with advisory services including, but not limited to, technical or commercial advice regarding mining properties and assistance at the request and direction of our management, provide general advice regarding prevailing commercial practices and industry trends and assist in special projects as may be reasonably assigned by our management.  Pursuant to the Advisory Agreement, we agreed to compensate Dr. Newell U.S.$4,167 per month and shall reimburse Dr. Newell for reasonable and necessary registration fees, membership fees, travel, transportation and lodging expenses and other expenses up to a maximum amount of U.S.$20,000 per year.  During the twelve months ended December  31, 2014, the Company paid Dr. Newell $24,169 under the agreement.

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

For information on the related parties involved in the Series A Preferred transaction see Note 12.

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

18.Supplemental Disclosure with Respect to Cash Flows

	Year Ended December 31,
	2014	2013	2012
Interest Paid	$72,818	$-	$-
Preferred Share Cumulative Dividend, including Accrual	6,276,235	5,883,478	278,572
Canadian Part VI.1 Taxes Paid	2,073,101	-	-
Non-cash Investing and Financing Activities:
Reclassification of Derivative Liability	8,189,720	-	-
Common Share Issuance for Payment of Preferred Dividend	5,197,146	2,495,901	-
Common Share Issuance for Consent Fee to Preferred Shareholders	3,461,206	-	-
Net Increase (Decrease) in Asset Retirement Obligations included in Property, Equipment and Mine Development	3,906,500	61,236	-
Share Issuance Costs Included in Accounts Payable and Accrued Liabilities	10,414	-	-

19. Retirement Savings Plan

The Company sponsors an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 18.  Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income.

The Company matches 50% of each employee’s contribution, up to 6% of the employee’s pretax income.  The Company’s cash contributions vest ratably over a three year service period.  For the years ended December 31, 2014 and 2013, the Company made matching cash contributions of $100,130 and $79,055, respectively.  No matching cash contributions were made for the year ended December 31, 2012.

20.Segment Disclosures

The Company considers itself to operate in  a single segment, being mineral exploration and development, with all of the Company’s long-lived assets being located in the United States as of December 31, 2014 and 2013.

21.Quarterly Financial Data (Unaudited)

	2014
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Loss from Operations	$(3,692,731)	$(3,468,021)	$(4,547,497)	$(5,108,159)
Other Income (Expense)	684	(120,434)	(56,558)	99,376
Net Income (Loss)	$(4,096,649)	$(3,916,720)	$(5,081,300)	$(5,495,211)
Preferred Stock Cumulative Dividend	(1,536,548)	(1,499,632)	(1,591,536)	(1,648,519)
Accretion of Cost of Redeemable Preferred Stock	(1,058,269)	(1,054,552)	(1,143,144)	(1,242,318)
Net Income (Loss) Attributable to Common Shareholders	$(6,691,466)	$(6,470,904)	$(7,815,980)	$(8,386,048)

Common Stock Data
Basic:
Weighted Average Common Shares Outstanding	132,928,870	143,879,565	172,870,093	174,919,068
Net Income (Loss) Per Share	$(0.05)	$(0.04)	$(0.05)	$(0.05)
Diluted:
Weighted Average Common Shares Outstanding	132,928,870	143,879,565	172,870,093	174,919,068
Net Income (Loss) Per Share	$(0.05)	$(0.04)	$(0.05)	$(0.05)

	2013
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Loss from Operations	$(4,928,049)	$(4,490,609)	$(3,964,571)	$(3,996,871)
Other Income (Expense)	10,860,975	7,325,892	(291,878)	6,546,183
Net Loss	$5,877,552	$4,797,105	$(3,983,821)	$2,215,095
Preferred Stock Cumulative Dividend	(1,419,732)	(1,469,385)	(1,478,516)	(1,515,845)
Accretion of Cost of Redeemable Preferred Stock	(857,550)	(891,024)	(949,370)	(802,792)
Net Income (Loss) Attributable to Common Shareholders	$3,600,270	$2,436,696	$(6,411,707)	$(103,542)

Common Stock Data
Basic:
Weighted Average Common Shares Outstanding	128,451,298	128,451,298	129,605,544	130,883,671
Net Income (Loss) Per Share	$0.03	$0.02	$(0.05)	$-
Diluted:
Weighted Average Common Shares Outstanding	166,289,136	167,480,014	129,605,544	168,721,509
Net Income (Loss) Per Share	$0.02	$-	$(0.05)	$-

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.5	Letter of Intent with Kinross dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008.
10.6	Letter of Intent with Hecla dated May 28, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008.
10.7	Term Sheet between Midway Gold US Inc. and Barrick Gold dated October 17, 2008, previously filed on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008.

10.8	2008 Stock Option Plan, previously filed on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009.
10.9	Exploration, Development and Mine Operating Agreement dated effective March 10, 2009, previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2009.
10.10	Agency Agreement dated June 10, 2010 between the Company and Haywood Securities Inc., previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2010.
10.11	Agency Agreement with Haywood Securities Inc. dated May 24, 2011, previously filed on Form 8-K on May 24, 2011.
10.12	Sales Agreement with MLV dated September 23, 2011, previously filed on Form 8-K on September 23, 2011.
10.13	Underwriting Agreement with RBC Dominion Securities Inc., Haywood Securities Inc. and Stifel Nicolaus Canada, Inc. dated June 26, 2012, previously filed on Form 8-K on June 27, 2012.
10.14	Share Purchase Agreement with INV-MID, LLC, EREF-MID II, LLC, and HCP-MID, LLC dated November 21, 2012, previously filed on Form 8-K on November 26, 2012.
10.15	Registration Rights Agreement with INV-MID, LLC, EREF-MID II, LLC, and HCP-MID, LLC dated November 21, 2012, previously filed on Form 8-K on November 26, 2012.
10.16	Side Letter with INV-MID, LLC, EREF-MID II, LLC, and HCP-MID, LLC dated November 21, 2012, previously filed on Form 8-K on November 26, 2012.
10.17	2013 Stock and Incentive Plan, previously filed on Form DEF 14A filed with the Securities and Exchange Commission on April 30, 2013.
10.18	Underwriting Agreement with RBC Dominion Securities Inc., Haywood Securities Inc. and Cormark Securities Inc. dated May 29, 2014, previously filed on Form 8-K on May 30, 2014.
10.19	Credit Agreement with Commonwealth Bank of Australia dated July 18, 2014, previously filed on Form 8-K on July 24, 2014.
10.20	Advisory Agreement with Dr. Roger Newell dated August 18, 2014, previously filed on Form 8-K on August 19, 2014.
10.21	Indemnification Agreements with each of Company’s directors and officers, previously filed on Form 8-K on August 21, 2014.
10.22	Amendment to Credit Agreement with Commonwealth Bank of Australia dated October 3, 2014, previously filed on Form 8-K on October 8, 2014.
10.23	Employment Agreement with William Zisch dated October 13, 2014, previously filed on Form 8-K on October 15, 2014.
10.24	Amendment to Credit Agreement with Commonwealth Bank of Australia dated November 26, 2014, previously filed on Form 8-K on December 3, 2014.
10.25*	Waiver to Credit Agreement with Commonwealth Bank of Australia dated March 13, 2015.
21*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP
23.2*	Consent of Donald J. Baker
23.3*	Consent of Jennifer J. Brown

23.4*	Consent of William J. Crowl, R.G.
23.5*	Consent of Donald E. Hulse, P.E.
23.6*	Consent of Terre A. Lane
23.7*	Consent of Deepak Malhotra
23.8*	Consent of Thom Seal

23.9*	Consent of Gustavson Associates
23.10*	Consent of Resource Development Inc
23.11*	Consent of Snowden Mining Industry Consultants Inc.
23.12*	Consent of Global Resource Engineering
23.13*	Consent of Differential Engineering Inc.
23.14*	Consent of Eric Chapman
23.15*	Consent of JJ Brown P.G. LLC
23.16*	Consent of Zachary Black
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension – Schema
101.CAL*	XBRL Taxonomy Extension – Calculations
101.DEF*	XBRL Taxonomy Extension – Definitions
101.LAB*	XBRL Taxonomy Extension – Labels
101.PRE*	XBRL Taxonomy Extension – Presentation

* filed herewith