Form 10-Q
period 2015-03-31
Midway Gold Corp
filed 2015-05-11
CIK 1319009

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Number of Common Shares outstanding at May 1, 2015: 180,223,767

EXPLANATORY NOTE

All amounts in this interim report on Form 10-Q are expressed in United States dollars (“US dollars”), unless otherwise indicated.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(US$ in thousands, except share amounts)	2015	2014
Assets

Current Assets:
Cash and Cash Equivalents	$2,713	$15,039
Amounts Receivable	358	537
Inventories (Note 3)	28,515	12,656
Prepaid Expenses and Other Current Assets (Note 4)	879	535
Total Current Assets	32,465	28,767

Long Term Assets:
Reclamation Deposits (Note 7)	3,745	3,745
Mineral Property, Plant, Equipment and Development (Note 5)	126,784	115,783
Non-Producing Mineral Properties (Note 6)	18,029	17,739
Other Long Term Assets (Note 4)	3,165	3,233

Total Assets	$184,188	$169,267

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable and Accrued Liabilities	$16,417	$8,782
Current Portion of Long-Term Debt (Note 8)	43,795	9,200
Preferred Share Dividends Payable (Note 11)	1,390	1,421
Other Short Term Liabilities	802	1,374
Total Current Liabilities	62,404	20,777

Long Term Liabilities:
Long Term Debt (Note 8)	-	23,397
Derivative Liabilities (Note 12)	109	29
Asset Retirement Obligations (Note 7)	6,845	3,558
Other Long Term Liabilities	400	275
Total Liabilities	69,758	48,036

Redeemable Preferred Shares (Note 11)
Series A Preferred Shares - Unlimited, No Par Value;
Issued and Outstanding – 37,837,838 (2015 and 2014);
Redemption Price - US$1.85 per share	53,291	52,028

Stockholders’ Equity (Note 10):
Common stock authorized – Unlimited, No Par Value; Issued and Outstanding – 176,545,337 and 174,919,068 at March 31, 2015 and December 31, 2014, respectively	166,567	165,364
Additional Paid In Capital	-	203
Accumulated Other Comprehensive Loss	(557)	(557)
Accumulated Deficit	(104,871)	(95,807)
Total Stockholders' Equity	61,139	69,203

Total Liabilities and Stockholders' Equity	$184,188	$169,267

Commitments (Notes 7 and 14)

Subsequent Event  (Notes 1, 8 and 11)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(US$ in thousands, except share and per share amounts)	2015	2014
Mine Operating Expenses:
Other Operating Costs	$2,205	$-
Accretion	75	10
Exploration	300	557
General & Administrative:
Consulting	129	54
Depreciation	156	137
Interest and Bank Charges	5	1
Investor Relations	19	38
Legal, Audit and Accounting	436	339
Office and Administration	964	731
Salaries and Benefits	1,543	1,328
Transfer Agent and Filing Fees	96	64
Travel	53	83
Operating Loss	5,981	3,342

Other Expense (Income):
Foreign Exchange Loss	36	3
Loss on Derivative Contracts (Note 12)	195	-
Interest Expense (Note 8)	378	-
Other Expense (Income)	186	(4)
	795	(1)

Net Loss Before Income Tax	6,776	3,341
Income Tax Expense	182	364
Net Loss	$6,958	$3,705

Preferred Share Cumulative Dividend (Note 11)	1,390	1,390
Accretion of Redeemable Preferred Shares (Note 11)	1,263	957
Net Loss Attributable to Common Shareholders	$9,611	$6,052

Net Loss Per Share (Note 9)
Basic:
Weighted Average Number of Shares Outstanding	176,527	132,929
Net Loss Per Share	$0.05	$0.05

Diluted:
Weighted Average Number of Shares Outstanding	176,527	132,929
Net Loss Per Share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

Consolidated INTERIM StatementS of COMPREHENSIVE (Income) Loss

(unaudited)

	Three Months Ended March 31,
(US$ in thousands)	2015	2014
Net Loss for the Period	$6,958	$3,705
Other Comprehensive Loss (Income)
Currency Translation Adjustment	-	331
Comprehensive Income (Loss)	$6,958	$4,036

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(US$ in thousands)	2015	2014
Cash Provided By (Used In):
Operating Activities:
Net Loss	$(6,958)	$(3,705)
Items Not Involving Cash:
Depreciation	156	137
Accretion	75	10
Stock-Based Compensation	344	328
Amortization of Deferred Financing Costs	332	-
Loss (Gain) on Derivatives Contracts	195	-
Other	133	236
Change in Non-Cash Working Capital Items:
Amounts Receivable	179	(6)
Inventories	(12,443)	-
Prepaid Expenses and Other Current Assets	(328)	(2)
Accounts Payable and Accrued Liabilities	7,351	(1,749)
Other Short Term Liabilities	(652)	(617)
Total Operating Activities	(11,616)	(5,368)

Investing Activities:
Mineral Property Acquisitions	(290)	(580)
Proceeds from Insurance	1,488	-
Additions to Mineral Property, Plant, Equipment and Development	(12,251)	(2,855)
Reclamation Deposit	-	-
Total Investing Activities	(11,053)	(3,435)

Financing Activities:
Proceeds from Issuance of Debt	10,609	-
Common Stock Issued, Net of Issue Costs	-	318
Preferred Share Dividends Paid	(218)	(218)
Deferred Financing Costs	(48)	(130)
Total Financing Activities	10,343	(30)

Decrease in Cash and Cash Equivalents	(12,326)	(8,833)
Cash and Cash Equivalents, Beginning of Period	15,039	48,218
Cash and Cash Equivalents, End of Period	$2,713	$39,385

Supplemental Disclosures with Respect to Cash Flows (Note 15)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

MIDWAY GOLD CORP.

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Convertible Preferred Shares		Stockholder’s Equity (Deficit)
(US$ in thousands)	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2013	37,838	47,991	130,916	132,918	2,127	(888)	(79,008)	55,149
Shares Issued:
Public Offerings and Consent Fee	-	$-	36,949	$25,478	$-	$-	$-	$25,478
Exercise of Stock Options	-	-	1,968	2,194	(860)	-	-	1,334
Shares Issued For Dividends	-	-	5,086	4,774	-	-	-	4,774
Stock-Based Compensation	-	-	-	-	910	-	-	910
Accretion of Cost of Redeemable Preferred Shares	-	4,037	-	-	(4,037)	-	-	(4,037)
Preferred Shares Dividends Payable	-	-	-	-	(5,637)	-	-	(5,637)
Reclassification of Derivative Liability	-	-	-	-	7,700	-	-	7,700
Unrealized Foreign Exchange Gain	-	-	-	-	-	331	-	331
Net Loss	-	-	-	-	-	-	(16,799)	(16,799)
Balance, December 31, 2014	37,838	52,028	174,919	165,364	203	(557)	(95,807)	69,203
Shares Issued:
Shares Issued For Dividends	-	-	1,626	1,203	-	-	-	1,203
Stock-Based Compensation	-	-	-	-	344	-	-	344
Accretion of Cost of Redeemable Preferred Shares	-	1,263	-	-	(547)	-	(716)	(1,263)
Preferred Shares Dividends Payable	-	-	-	-	-	-	(1,390)	(1,390)
Unrealized Foreign Exchange Gain	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(6,958)	(6,958)
Balance, March 31, 2015	37,838	$53,291	176,545	$166,567	$-	$(557)	$(104,871)	$61,139

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

1.  Nature and Continuance of Operations

Midway Gold Corp. was incorporated on May 14, 1996 under the laws of the Province of British Columbia.  Its principal business activities are the acquisition, exploration and development of mineral properties.  Midway Gold Corp. and its subsidiaries are collectively referred to as the “Company”.

While the Company achieved first gold production in March 2015, the Company has not yet generated any revenues from operations.  The Company has incurred net operating losses for the three months ended March 31, 2015 of $6.0 million and further operating losses are anticipated in the development of its business.  Since incorporation on May 14, 1996, the Company’s accumulated deficit totals $104.9 million.  The Company’s working capital at March 31, 2015 is a deficit of $29.9 million consisting of current assets of $32.5 million, $2.7 million of which is cash and cash equivalents, less current liabilities of $62.4 million.  The working capital deficit has resulted from the reclassification of $30.5 million of scheduled debt principal payments, net of unamortized deferred financing costs that are due after March 31, 2016 to the current portion of long term debt.  It is required that if an event of non-compliance with debt covenants has occurred as of the balance sheet date and it is not probable that the event of non-compliance can be cured within the subsequent 12 months without an amendment to the current agreement, long-term debt balances be classified as a current liability as of the balance sheet date.  The cash and cash equivalents balance of the MDW Pan LLP (“Pan”) entity is $0.7 million which is to be spent solely on construction and operations of the Pan Mine.  The remaining cash balance of $2.0 million is available for use at the corporate level for non-Pan expenditures, but could also be used to fund capital and operating requirements of the Pan entity.  Terms of the Senior Debt Facility do not currently permit the Company to use cash from the Pan project to fund corporate operations until distributions from the Pan project are made in accordance with the terms of the Senior Debt Facility, which may begin in March of 2016.

The Company also has established an aggregate $53.0 million senior secured credit facility consisting of a $43.0 million project financing facility and a $10.0 million cost overrun facility (collectively, the “Senior Debt Facility”) with Commonwealth Bank of Australia (“CBA”) to fund development and construction of the Pan Project (Note 8).  Approximately $5.5 million of the Senior Debt Facility was undrawn as of March 31, 2015.  As a result of Pan project delays and lower gold production forecast, the Company determined that it does not have sufficient funds to complete construction of the Pan Mine and fund operating and reserve accounts and satisfy other requirements under the Senior Debt Facility.  As a result, the Company was not in compliance with certain tests required under the Senior Debt Facility.  On March 13, 2015, the Company entered into a waiver to the Senior Credit Agreement (the “Waiver”) with the lender providing the Company a waiver of certain tests required under the Senior Debt Facility until April 20, 2015.  The Company was unable to comply with the provisions of the Senior Debt Facility that were waived pursuant to the Waiver in the time period specified therein and as a result, the Company is currently not in compliance with the terms of the Senior Debt Facility and has until May 20, 2015 before the non-compliance becomes an event of default.  The lenders may declare all unpaid amounts under the Senior Debt Facility to be immediately payable when an event of default occurs.  Furthermore, the Company does not believe that it will satisfy the conditions precedent to draw the remaining $5.5 million under the cost overrun facility.

On April 17, 2015 the Company entered into a subordinated credit agreement (the “Subordinated Credit Agreement”) with Hale Capital Partners, L.P., as administrative agent and collateral agent, and HCP-MID, LLC and INV-MID, LLC, as lenders, in the aggregate amount of $10.5 million (“Subordinated Debt Facility”). On April 17, 2015, the Company received an initial draw of $3.85 million (the “Initial Draw”) from the Subordinated Debt Facility.  The Company paid half ($0.1 million) of the origination fee to the lenders and reimbursed the lenders for $0.15 million in legal fees and expenses from the Initial Draw.  The Subordinated Debt Facility matures on September 30, 2017 (the “Maturity Date”), bears interest at a rate of 13.5% per annum and is subject to a 5% per annum commitment fee on the undrawn commitment through September 30, 2015.  Payment of the Subordinated Debt Facility is due in full on the earlier of the Maturity Date or the discharge date as defined within the Subordinated Credit Agreement.  The Subordinated Debt Facility is secured by subordinated security interests and guarantees by the Company, subordinated to the senior security interest of the lender of the Senior Debt Facility.

All future borrowings under the Subordinated Debt Facility are subject to conditions, affirmations and negative covenants as described in the Subordinated Credit Agreement.  There can be no assurance that we will satisfy the conditions to make future draws under the Subordinated Debt Facility.  The proceeds will be used to pay for costs of the Pan Mine and corporate expenditures.  Proceeds from the Subordinated Debt Facility are not adequate to cure noncompliance of the Senior Debt Facility as described above.

The Company hired an independent engineer to update the geologic model and mineral resource estimate for the Pan Project at a current date, due in part to mine performance being lower than expected.  The updated mineral resource estimate was completed in early May 2015 and will be used to update the mine plan and mineral reserve estimate for the Pan Mine, which is also to be received during Q2 2015.  Upon receipt of the update mineral reserve estimate and its incorporation into the Company’s impairment accounting model,  the Company believes there is a higher risk that there will be an impairment charge to reduce the carrying value of its capitalized mineral property, plant, equipment and development costs for the Pan Mine. Until such time as the Company receives the updated mineral reserve estimate, it is not possible to reasonably estimate an impairment charge, if any that might occur.    The updated mine plan and mineral reserve estimate are expected to be completed in late-June.  The updated mine plan will be the basis for negotiations with CBA to amend the Senior Debt Facility.  There is no assurance that we will be successful in our efforts to amend the Senior Debt Facility or avoid an event of default.  There is also no assurance that we will be able to raise any capital required in connection with that amendment or the capital required for the crushing and agglomeration circuit, leach pad expansion or for any of our other working capital requirements.  If an event of default occurs, CBA could elect to declare all principal amounts outstanding, together with accrued interest, immediately due and payable and seek to enforce their security interest over the Pan Project and other assets, which would negatively impact our operations.

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

Recoverability of amounts capitalized for the Company’s other mineral properties are dependent upon the Company’s ability to raise funds or generate profits to enable funds to be available to complete exploration on the mineral properties, identify economically recoverable reserves and develop the mineral properties into profitable projects, or the receipt of adequate proceeds from the sale of such projects.  The Spring Valley project is subject to a joint venture agreement with Barrick Gold Exploration Inc., who is responsible for carrying the Company to production by funding and arranging financing for the Company’s share of cost of operations and mine exploration, development and construction expenses.  The Company is responsible for funding costs incurred subsequent to commercial production.  Barrick is also responsible for arranging financing for the Company’s share of the cost of operations and mine exploration, development and construction expenses.

2.  Significant Accounting Policies and Basis of Presentation

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

In management’s opinion, the unaudited consolidated interim financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements, except as described below.  The results of operations for interim periods may not be indicative of results to be expected for the full fiscal year.  The Company’s 2014 Annual Report on Form 10-K includes a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.

In-circuit and finished goods inventories

As of March 31, 2015, inventories now include in circuit and finished goods.   In-circuit inventory is material currently in the process of being converted to a saleable product (gold doré).  In-circuit inventory costs include mining and leach pad processing costs and associated amortization and depletion and an attributable portion of plant and overhead costs.  Costs based on the average cost per contained recoverable ounce of gold are removed from leach pad and in-circuit inventory as gold is recovered from the leach pad or converted into gold doré as applicable.

Finished goods inventory is gold available for sale and is valued at the lower of average production cost per gold ounce or net realizable value.  The cost of finished goods inventory includes the average cost of in-circuit inventory incurred plus applicable refining costs.

Net realizable value for in-circuit and finished goods inventories is computed using period-end market metal prices reduced for any further estimated processing, refining, and selling costs, as applicable.

Reporting currency

The consolidated financial statements are presented in U.S. dollars.  Prior to January 1, 2015, the consolidated financial statements were presented in Canadian dollars.  Comparative figures have been recast to present them in U.S. dollars.  There was no change in the functional currency of the Company or its subsidiaries which continues to be the U.S dollar.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.  Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.  This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  This accounting standard update is effective for annual periods ending after December 15, 2016, including interim periods within that reporting period.  Early application is permitted.  The Company is currently assessing the impact on the Company’s disclosures and financial statements.

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company does not currently have revenue contracts with customers, but it will begin assessing the impact of such contracts as appropriate.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  As allowed by ASU 2015-03, the Company has early adopted ASU 2015-03 effective January 1, 2015 which resulted in the reclassification of debt issuance costs of $4.3 million from other long-term assets to being a reduction in the long-term debt balance as of January 1, 2015.  The comparative balance sheet as of December 31, 2014 has been recast to reflect the adoption of ASU 2015-03.

3. Inventories

The following table provides the components of inventories:

(US$ in thousands)	March 31, 2015	December 31, 2014
Materials and Supplies	$250	$185
Ore on Leach Pads	25,191	12,471
In-Circuit	2,560	-
Finished Goods	514	-
	$28,515	$12,656

As of March 31, 2015 and December 31, 2014, production-related inventories included $5.8 million and $2.4 million, respectively, of capitalized non-cash depreciation and amortization costs.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

(US$ in thousands)	March 31, 2015	December 31, 2014
Prepaid Expenses and Other Current Assets
Prepaid Expenses	$851	$463
Deposits	28	72
	$879	$535
Other Long Term Assets
Gold Sales Contract	3,042	3,042
Long-Term Derivative Asset	25	93
Deposits	98	98
	$3,165	$3,233

5.  Mineral Property, Plant, Equipment and Development

At March 31, 2015, property, plant, equipment and development consisted of the following:

(US$ in thousands)	Cost	Accumulated Depreciation	Net Book Value
Mineral Property Acquisition and Development Costs	$59,616	$(2,544)	$57,072
Process Equipment	44,586	(40)	44,546
Leach Pads and Ponds	9,924	(3,058)	6,866
Mine Equipment	1,051	(309)	742
Other	3,762	(1,933)	1,829
Construction In Progress	15,729	-	15,729
Totals	$134,668	$(7,884)	$126,784

The construction-in-progress balance relates to Pan Mine assets not yet placed into service.  During the three months ended March 31, 2015, the Company placed $62.4 million of process equipment, mine development, and leach pad and pond assets into service.  Depreciation expense for the three months ended March 31, 2015 and 2014 was $3.6 million and $0.1 million, respectively.

During the three months ended March 31, 2015 a water well failed and was subsequently abandoned at the Company’s Pan project resulting in a $1.1 million write-down of process equipment costs.  A replacement well is in process of being completed as of March 31, 2015, with an estimated cost of $1.1 million.  Insurance proceeds of $0.8 million were received during the three months ended March 31, 2015 and additional proceeds of $0.3 million were receivable as of March 31, 2015.  Further proceeds that may be received will be recognized upon final settlement of the insurance claim.

6.  Non-Producing Mineral Properties

Details on the Company’s mineral properties are found in Note 6 to the audited consolidated financial statements for the year ended December 31, 2014.

	March 31,	December 31,
(US$ in thousands)	2015	2014
Gold Rock	$2,358	$2,068
Spring Valley	4,899	4,899
Tonopah	8,403	8,403
Golden Eagle	2,173	2,173
Pinyon	196	196
Totals	$18,029	$17,739

(a)	Gold Rock property, Nevada

Through a series of four royalty agreements and one assignment, the Company acquired claims that currently comprise the Gold Rock property.  The royalty agreements are subject to sliding scale royalties on NSR ranging between 2% and 6% based upon gold price and advanced minimum royalty payments recoverable from commercial production.  During the three months ended March 31, 2015, the Company paid $0.3 million of advanced minimum royalty payments.

(b)	Spring Valley property, Nevada

The Company signed an exploration and option to joint venture agreement with Barrick Gold Exploration Inc. (“Barrick”), a wholly owned subsidiary of Barrick Gold Corporation, effective March 9, 2009.  Barrick was granted the exclusive right to explore, develop and earn an interest in the Spring Valley property.  Barrick has completed the expenditure requirement of $38.0 million to earn a 70% interest in the Spring Valley property.  The Company has elected to allow Barrick to earn an additional 5% interest (75% total) by carrying the Company to a production decision and arranging financing for the Company’s share of mine construction expenses with the carrying and financing costs plus interest to be recouped by Barrick, solely from the Company’s share of project cash flows once production has been established.

The Company exercised its option to enter into a joint venture with Barrick as of February 23, 2014.  With the formation of the joint venture agreement with Barrick, initial capital accounts were established by terms of the joint venture agreement, and Barrick is the manager of the joint venture.

(c)	Tonopah property, Nye County, Nevada

Through a series of agreements, amendments and payments the Company acquired a 100% interest in the Tonopah property.  The acquisition is subject to a sliding scale royalty on NSR between 2% and 7% from any commercial production, based on changes in gold prices and an advance minimum royalty, recoverable from commercial production, of $0.3 million per year payable on each August 15th.  The Company entered into an agreement allowing payment of $50,000 of the $0.3 million payment due on August 15, 2014.  The remaining $0.25 million, along with the August 15, 2015 $0.3 million payment, will be paid subsequent to economic completion of the Pan project .  The Company is contractually obligated for both payments and has accrued these unpaid amounts in accrued liabilities.

(d)	Golden Eagle property, Washington

The Company purchased a 75% interest in the Golden Eagle, Washington project from Kinross Gold USA Inc. (“Kinross”) in August 2008, at a cost of $1.5 million and purchased a 25% interest in the Golden Eagle project from Hecla Limited at a cost of $0.5 million. Kinross retained a 2% NSR royalty and was granted a first right of refusal to toll mill ore from the Golden Eagle property at their Kettle River Mill.

(e)	Pinyon property, Nevada

The Company entered into an earn-in agreement with Aurion Resources (“Aurion”) in November 2012 for claims. The Company can earn up to a 70% interest in the Pinyon property by incurring exploration expense of $2.0 million over a period of five years and to pay all payments required under an existing mining lease to maintain the claim related to the property.  The Company can also earn an additional 5% (75% total) by arranging mine financing.

7.  Reclamation and Remediation

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2015.

Balance as of December 31, 2014	$3,567
Additions, Changes in Estimates and Other	3,212
Liabilities Settled	-
Accretion of Liability	75
Balance as of March 31, 2015	$6,854
Less: Current Asset Retirement Obligations	9
Long-Term Asset Retirement Obligations	$6,845

Additions, changes in estimates and other during the three months ended March 31, 2015 were primarily related to the continued construction of the Pan mine and the introduction of cyanide to the heap leach pad.  The Company estimates that of the reclamation obligations as of March 31, 2015, approximately 95% of its total reclamation expenditures will occur during the years 2028 – 2039.

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

At March 31, 2015 and December 31, 2014 the Company had purchased surety contracts for reclamation bonds covering the Company’s exploration projects in the amount of $0.8 million.  The surety contracts were renewed in May 2014 and are in place through May of 2015, at which point the Company can elect to renew the surety contracts or deposit the full cash amount of the reclamation bonds with the BLM.

As a part of the permitting process for the Pan Project, the Company is currently required to have a reclamation bond of approximately $15.4 million held with the BLM.  The Company purchased a surety contract for the reclamation bond, which amount requires the Company to deposit $3.7 million into an escrow account as security for abandonment and remediation obligations, which has been recorded in reclamation deposits on the Consolidated Balance Sheet.  The surety contract names the Company and several of its subsidiaries as indemnitors to the surety agreement. The holder of the surety contract may require, at its sole discretion that the Company make additional deposits to the escrow account of up to the $15.4 million reclamation bond amount.  The Company is required to maintain the escrow account until all abandonment and remediation obligations have been completed to the satisfaction of the BLM.  Over the life of the Pan Project, prior to the completion of all abandonment and remediation obligations, the Company has the right to request a refund of a portion or all of the Pan Project reclamation deposit.  Granting of the request is at the surety contract holder’s sole discretion.

8. Debt

The Company’s debt facilities consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(US$ in thousands)	2015	2014
Current and Long-Term Debt	$47,501	$36,893
Less: Unamortized Deferred Financing Costs	3,706	4,296
Current and Long-Term Debt, Net	$43,795	$32,597
Less: Current Portion of Long-Term Debt	43,795	9,200
Long Term Debt, Net	$-	$23,397

On July 18, 2014, and as subsequently amended, the Company entered into a $53 million three-year Senior Debt Facility with CBA which has been used to fund continued development and construction of the Pan Project.  The Senior Debt Facility is comprised of two tranches: a project finance facility of $43 million, plus a cost overrun facility of $10 million.  Advances under the project finance facility bear interest at LIBOR plus 3.75% until economic completion, as defined in the Senior Debt Facility agreement, and LIBOR plus 3.50% thereafter.  Advances under the cost overrun facility bear interest at the project finance facility rate plus 2.00%.

The Senior Debt Facility is secured by substantially all of the assets of the borrower (MDW Pan LLP, a wholly-owned subsidiary of the Company, and the owner of the Pan project and related assets) and all other entities of the consolidated group. Upon achieving economic completion and meeting certain other requirements, security will be limited to the assets of MDW Pan LLP and guarantees from the Company and an affiliate.  Pursuant to the Senior Debt Facility, the Company’s ability to receive distributions from MDW Pan LLP for corporate general and administrative expenses, and other non-Pan expenditures is contingent upon generating sufficient cash flow and satisfying certain conditions precedent, including funding a debt service reserve account with $10 million and an operating cash account with $7.5 million, and achieving various economic completion tests relating to, but not limited to, mine production, recoveries, sales, costs and sustainability over a three-month period.  Economic completion must be achieved by September 30, 2015.

The Company’s ability to draw on the Senior Debt Facility is contingent upon customary conditions precedent, including, but not limited to, funding any expected cost overruns on the Pan Project.  During the first quarter of 2015, the Company determined that it was not in compliance with certain tests required under the Senior Debt Facility.  On March 13, 2015, the Company entered into the Waiver with the lender waiving certain tests under the Senior Debt Facility until April 20, 2015.  As of April 20, 2015, the Company was not in compliance with the terms of the Senior Debt Facility and has until May 20, 2015 before the non-compliance becomes an event of default.  Upon an event of default, the lenders may declare all unpaid amounts under the Senior Debt Facility to be immediately payable.  The Company has not satisfied the conditions required to draw the remaining $5.5 million available under the cost overrun facility under the Senior Debt Facility (refer to Note 1 for further information regarding the Senior Debt Facility).

As of March 31, 2015, the Company has drawn $43.0 million against the project finance facility and $4.5 million against the cost overrun facility and all amounts have been classified as current liabilities due to the Company’s non-compliance with covenants and its inability to cure such non-compliance without amendments to the Senior Debt Facility.  The Senior Debt Facility requires quarterly loan repayments beginning in June 2015 through the maturity date of March 31, 2017.  Based upon the amount drawn down as of March 31, 2015, scheduled principal payments for the years ended 2015, 2016 and 2017 are $9.2 million, $29.9 million and $8.4 million, respectively.

On April 17, 2015 the Company entered the Subordinated Credit Agreement with Hale Capital Partners, L.P. (“HCP”), as administrative agent and collateral agent, and HCP-MID, LLC and INV-MID, LLC as lenders (See Note 11), for the purpose of establishing the Subordinated Debt Facility. The Subordinated Debt Facility bears interest at a rate of 13.5% per annum and is subject to the commitment fee of 5% per annum on the undrawn commitment through the September 30, 2105 facility availability period. In the event that any amounts drawn under the Subordinated Debt Facility are repaid on or before September 30, 2015, the amounts repaid are subject to a make-whole payment of 3%.  Any amounts repaid after September 30, 2015 and prior to the maturity date are subject to a make-whole payment of 3%, plus the present value of interest that would have accrued had the amounts repaid been paid on the maturity date.  The Subordinated Debt Facility contains provisions whereby mandatory prepayments are required in certain circumstances.

The following table summarizes the components of interest expense:

	March 31,	March 31,
(US$ in thousands)	2015	2014
Interest on Debt Facility	$492	$-
Amortization of Deferred Financing Costs	637	-
Capitalized Interest	(751)	-
Total Interest Expense	$378	$-

9.  Loss Per Share

Basic loss per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted loss per common share is calculated using the weighted-average number of common shares outstanding for the period and includes the dilutive effect of preferred shares, stock options and warrants.

The two-class method is used to calculate basic and diluted loss per common share since preferred shares are a participating security under ASC 260 Earnings Per Share.  The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  Under the two-class method, basic loss per common share is computed by dividing net loss attributable to common shareholders after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year.  Diluted loss per common share is computed using the more dilutive of the two-class method or the if-converted method.  In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

For the three months ended March  31, 2015,  37,837,838 preferred shares that could be converted to shares of common stock were not included in the computation of diluted loss per common share, as the effect of doing so would have been anti-dilutive.

For the three months ended March  31, 2015 and March 31, 2014, the effects of the assumed exercise of stock options of 10,297,044 and 3,546,667 shares of common stock, respectively, were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive.

10.  Share Capital

(a)     The Company is authorized to issue an unlimited number of common shares and preferred shares.

(b)     Share issuances

(i)	On January 2, 2015, the Company issued 1,626,269 common shares in the amount of $1,203,438 for the payment of the quarterly dividends on the Series A Preferred Shares

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

The stock-based compensation for options vesting during the three and three months ended March 31, 2015 and 2014 is included in the consolidated statement of operations as follows:

	Three Months Ended
	March 31,
(US$ in thousands)	2015	2014
Salaries and Benefits	$333	$260
Mineral Exploration Expenditures	13	19
Mine Development	-	10
Consulting	(2)	39
Total	$344	$328

2008 Stock Option Plan – TSX Stock Exchange

There was no remaining estimated unrecognized compensation cost from unvested options as of March 31, 2015.

The weighted-average grant date fair value of unvested options in Canadian dollars is summarized below for the three months ended March 31, 2015 and 2014.

	March 31,
	2015	2014
Unvested Beginning of Year	$0.56	$0.55
Vested	0.56	0.55
Expired	(0.54)	(1.37)
Unvested End of Period	$-	$0.55

The following table summarizes activity for compensatory stock options during the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price (CAD)	Aggregate Intrinsic Value (CAD)	Number of Shares Exercisable
	('000s)			('000s)
Outstanding, January 1, 2015	6,095	$1.36	$241	5,670
Expired	(3)	1.15	-
Outstanding, March 31, 2015	6,092	$1.36	$-	6,092

The following table summarizes information about outstanding compensatory stock options as of March 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices (CAD)	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price (CAD)	Number Exercisable	Weighted Average Exercise Price (CAD)	Aggregate Intrinsic Value (CAD)
	('000s)			('000s)
$0.58 - $1.00	2,139	0.4	$0.72	2,139	$0.72	$-
$1.01 - $1.60	1,645	2.9	1.16	1,645	1.16	-
$1.61 - $2.10	2,308	1.6	2.08	2,308	2.08	-
	6,092	1.5	$1.36	6,092	$1.36	$-

2013 Stock Option Plan – NYSE MKT Stock Exchange

The estimated unrecognized compensation cost from unvested options as of March 31, 2015 was approximately $914,437, which is expected to be recognized over the remaining vesting period of 2.54 years, and the unvested options have a weighted average remaining contractual term of 5.30 years.

The weighted-average grant date fair value of unvested options is summarized below for the three months ended March 31, 2015 and 2014.

	March 31, 2015	March 31, 2014
Unvested Beginning of Year	$0.46	$0.41
Granted	0.44	0.54
Vested	0.43	0.57
Expired	(0.33)	-
Unvested End of Period	$0.46	$0.39

The following table summarizes activity for compensatory stock options during the three months ended March 31, 2015

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
	('000s)			('000s)
Outstanding, January 1, 2015	3,986	$0.82	$-	679
Granted	230	0.73	-	-
Expired	(11)	0.80	-	-
Outstanding, March 31, 2015	4,205	$0.82	$-	923

The following table summarizes information about outstanding compensatory stock options as of March 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
	('000s)			('000s)
$0.56 - $1.00	4,189	7.21	$0.82	918	$0.81	$-
$1.01 - $1.60	16	3.81	1.03	5	1.03	-
	4,205	7.20	$0.82	923	$0.81	$-

11.  Redeemable Preferred Shares

In December 2012, the Company issued 37.8 million Series A Preferred Shares at $1.85 per share for gross proceeds of $70.0 million by way of a private placement.  The Series A Preferred Shares are a participating security as defined under ASC 260, in that the security participates in dividends with common stock and has rights to earnings (additional-paid-in-capital in the absence of earnings) that otherwise would have been available to common shareholders.  There is an eight percent (8%) annual dividend, compounding monthly, payable quarterly on the Series A Preferred Shares. At the Company’s option, it may pay the 8% dividend with common shares, net of withholding taxes, in-lieu of cash, based on the closing price of the Company’s common shares as quoted by the NYSE MKT on the trading day immediately prior to the payment date.  The Senior Debt Facility (Note 8) requires that dividend payments, net of withholding taxes, on the Series A Preferred Shares must be paid with common shares until the Company achieves economic completion, as defined in the Senior Credit Agreement.

Details of dividends paid or declared during 2015 are as follows:

Dividend	Date Declared	Record Date	Dividend Per Share	Total Dividend	Payment Date	Payment Type (1)
				(000's)
Preferred Series A Holders	12/16/2014	12/26/2014	$0.04	$1,421	1/2/2015	1,626,269 Shares
Preferred Series A Holders	3/26/2015	3/30/2015	0.04	1,390	4/1/2015	3,678,430 Shares
(1)	Dividends denoted as paid in shares require the issuance of shares and the payment of withholding taxes in cash.

Canadian tax legislation requires a corporate tax to be paid on all cash or in-kind dividends declared and paid by a Canadian entity on taxable preferred shares.  The Company is entitled to a deduction for tax purposes equal to 3.5 times Part VI.1 taxes paid.  Therefore, future Canadian corporate tax savings, if realized, should approximately offset the preferred dividend tax expense.

During the three months ended March 31, 2015 and March 31, 2014, the Company incurred $0.2 million and $0.4 million of Part VI.1 tax expense, respectively.

The holders of each Series A Preferred Share are able to convert the shares into a common share on a one-for-one basis at any time.  After December 13, 2013, the Company can pro-ratably force conversion of the shares into common shares on a one-for-one basis provided that the weighted average price of the common shares exceeds $3.70 on each trading day during 20 consecutive trading days immediately prior to both the delivery of an applicable mandatory conversion notice and the applicable mandatory conversion date.  From December 13, 2017, the Company or each holder of Series A Preferred Shares has the right, exercisable by 30 days' notice in writing, to redeem or to require the Company to redeem at their issue price of $1.85 per share any portion of the Series A Preferred Shares (in aggregate $70.0 million) plus accumulated unpaid dividends for cash.

If the outstanding Series A Preferred Shares had been converted as of March 31, 2015, 37.8 million common shares would have been issued and the fair value of those common shares based upon the closing price on the NYSE MKT as of March 31, 2015 of $0.32 would have been $12.1 million.  If the common share price was above $1.85, there would be no change to the number of common shares issued upon conversion.

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

Upon liquidation, dissolution or winding-up, the holders of the Series A Preferred Shares are entitled to a liquidation preference equal to 125% of the initial issue price of $1.85 prior and in preference to any distribution to the holders of our common shares.

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

The balance of the Company’s redeemable preferred shares and changes in the carrying amount of the redeemable preferred shares are as follows:

(US$ in thousands)	Redeemable Preferred Shares
Balance as of December 31, 2013	$47,991
Accretion of Redeemable Preferred Shares	4,037
Preferred Share Cumulative Dividend	5,637
Declared Preferred Share Cumulative Dividend	(5,637)
Balance as of December 31, 2014	$52,028
Accretion of Redeemable Preferred Shares	1,263
Preferred Share Cumulative Dividend	1,390
Declared Preferred Share Cumulative Dividend	(1,390)
Balance as of March 31, 2015	$53,291

12. Derivative Instruments

The Company uses financial derivative instruments to achieve a more predictable cash flow from operations by reducing its exposure to commodity price and interest rate fluctuations.  The Company has entered into a diesel fuel forward purchase contract and an interest rate swap contract with the following remaining average notional amounts which will be financially settled.

	Years Ended December 31,
(US$ in thousands)	2015	2016	2017
Diesel fuel forward contract (gallons)	1,114	1,482	285
Interest rate swap (average notional amount)	$30,259	$18,850	$3,690

The interest rate derivative contract swaps a variable LIBOR interest rate equal to the rate the Company pays on the Senior Debt Facility for a fixed rate of 0.81%.  The contract is for a term through March 31, 2017 with the notional amount decreasing over the term such that it matches the expected principal amounts outstanding on the Senior Debt Facility.  Settlement is on a monthly basis through September 2015 and quarterly thereafter.  The Company recognized a $0.1 million loss upon settlement of the interest rate derivative contract during the three months ended March 31, 2015, which is included in interest expense.

The diesel fuel forward contract has a $1.9625 fixed price per gallon of diesel through a maturity date of March 31, 2017 with monthly settlements.  The Company recognized a $0.1 million loss upon settlement of the diesel fuel derivative contract during the three months ended March 31, 2015 which has been capitalized into inventory as a mining cost.  The Company does not enter into derivative instruments for speculative or trading purposes.

Derivatives have been accounted for at fair value with changes in fair value recognized in net income (loss).  For the three months ended March 31, 2015, the Company recognized a $0.1 million loss on the diesel fuel derivative contract and a $0.1 million loss on the interest rate derivative contract, which are included in loss on derivative contracts.

In addition to the financial contracts, the Company has entered into a commodity contract for the sale and physical delivery of 29,900,  43,700 and 6,900 ounces of gold in 2015, 2016 and 2017, respectively, at a fixed price of U.S.$1,200 per ounce.  The Company paid $2.6 million to the counter party upon execution of the contract and recognized this amount as a Gold Sales Contract in Other Assets (Note 4).  The contract qualifies for the normal purchase normal sale exception and, therefore, is not subject to mark-to-market accounting.  However, documentation for qualification for the normal purchase normal sale exception was completed subsequent to the execution of the contract, but prior to December 31, 2014 and therefore was subject to a mark-to-market adjustment from the date of the execution of the contract to the documentation date.  For the year ended December 31, 2014, the Company recognized a $0.4 million gain on the gold forward sale contract based upon the difference between the forward gold price for the contract settlement period as of the measurement date and the contract settlement gold price, multiplied by the quantity of gold ounces involved in the contract and discounted at an appropriate discount rate which reflects the credit risk of the counter party.  The carrying value of the gold sales contract will be amortized over the term of the contract on the basis of gold ounces delivered to the counter party.

The following table shows the location of all derivative instruments presented on the Consolidated Balance Sheet as of March 31, 2015.

	Asset		Liability
(US$ in thousands)	Short-Term	Long-Term	Short-Term	Long-Term
Diesel fuel forward contract	$-	$-	$306	$109
Interest rate swap	-	25	111	-

13.  Fair Value Measurements

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Certain financial instruments, including cash and cash equivalents, amounts receivable, current assets, accounts payable, preferred share dividends payable and other short and long term liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments.  The Company’s debt carrying value approximates fair value based on market interest rates and credit spread.

The table below sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that the Company determined applies to each asset and liability category:

	March 31,	December 31,	Input Hierarchy
(US$ in thousands)	2015	2014	Level
Assets
Derivative Contracts:
Interest Rate Forward Contract	$25	$93	Level 2
Total Assets	$25	$93

Liabilities
Derivative Contracts:
Diesel Fuel Forward Contract	$415	$265	Level 2
Interest Rate Forward Contract	111	133	Level 2
Total Liabilities	$526	$398

The Company utilizes financially-settled forward contracts to manage the exposure to price changes of diesel fuel and fluctuations of the LIBOR interest rate.  These contracts are marked-to-market through net income (loss) each period.  The fair value of each contract represents the difference between the forward diesel fuel prices or forward LIBOR interest rates for the contract settlement period as of the measurement date and the contract settlement diesel fuel price or contract settlement LIBOR interest rate.  The difference is multiplied by the quantity or notional value involved in the contract and discounted at an appropriate discount rate which reflects the credit risk of the Company or the counter party as applicable.

The Company did not have any level 1 or level 3 financial assets or liabilities as of March 31, 2015 or December 31, 2014.

14.  Commitments

As of March 31, 2015, the Company had entered into the following operating lease and contractual obligations:

	Fiscal Year
(US$ in thousands)	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Operating Lease Obligations	$23,118	$53,433	$231	$84	$76,866
Contractual Obligations	17,101	35,847	1	-	52,949
Total	$40,219	$89,280	$232	$84	$129,815

Operating Lease Obligations

The Company signed a contract mining agreement with Ledcor CMI, Inc (“Ledcor”) on May 19, 2014 relating to mining activities at the Pan project for a 63 month period which commenced on July 21, 2014.  Under the terms of the contract mining agreement, Ledcor is to provide all required labor, material and equipment (excluding fuel) to complete all necessary drilling, blasting, loading, hauling and related activities for the mining of the Pan project.  Payment by the Company to Ledcor is primarily based on unit prices for bank cubic yards and tons.  The contract mining agreement contains a lease related to mining equipment as well as other non-lease elements.  The lease contained in the contract mining agreement is an operating lease and accounted for as such.  Expected future minimum payments, including both the future minimum lease payments and the other non-lease element payments for the Contract Mining Agreement over the initial 35 months of the agreement, consistent with the break fee term, are included in the table above.  The expected future minimum payments are determined by rates within the contract mining agreement and estimated tons moved and bank cubic yards for drilling and blasting.

The Company is required to pay Ledcor a break fee if the contract is terminated for convenience during the first 35 months of the contract.  The break fee at March 31, 2015 is $8.1 million and declines to $nil over the remaining 26 month period.

The Company has obligations under operating leases for its corporate offices in Englewood, Colorado until 2020, field offices in Ely, Nevada until 2015 and office equipment until 2018.  In March 2014, the Company entered into a sub-lease for a portion of our Englewood, Colorado office space, which runs through July of 2019.  The average monthly rent received under this sublease agreement is approximately $6,950 per month.  In February 2015, the Company entered into another sub-lease for a portion of our Englewood, Colorado office space, which runs through August 2020.  The monthly rent received under this sublease agreement is $7,772 per month.  Future minimum lease payments for non-cancellable leases with initial lease terms in excess of one year are included in the table above.

Contractual Obligations

The Company had drawn down $43.0 million against the project finance facility and $4.5 million against the cost overrun facility as of March 31, 2015.  Repayments of principal begin in June of 2015 and are made quarterly through maturity of the Senior Debt Facility on March 31, 2017.  Interest on the Senior Debt Facility is calculated at LIBOR plus 3.5% or 3.75% on the project finance facility and the project finance facility rate plus 2.0  % on the cost overrun facility.

The Company has signed unconditional purchase obligation agreements relating to the development of the Pan Project which as of March 31, 2015 committed the Company to $2.7 million of non-cancellable capital expenditures payable during 2015.

Contingencies

The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company’s management that current claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated financial position, cash flows or results of operations.

15.  Supplemental Disclosure with Respect to Cash Flows

Supplemental cash flow information for the three months ended March 31, 2015 and 2014 is as follows:

(US$ in thousands)	March 31, 2015	March 31, 2014
Interest Paid	$492	$-
Preferred Share Cumulative Dividend, including Accrual	1,390	1,390
Canadian Part VI.1 Taxes Paid	831	1,129
Non-cash Investing and Financing Activities:
Reclassification of Derivative Liability	-	7,700
Common Share Issuance for Payment of Preferred Dividend	1,203	1,203
Net Increase (Decrease) in Asset Retirement Obligations included in Property, Equipment and Mine Development	3,212	1,056

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K filed with the SEC on March 16, 2015, and elsewhere in this Quarterly Report on Form 10-Q.

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

Disclosure on Passive Foreign Investment Company

U.S. shareholders of our common shares should be aware that the Company believes it was classified as a PFIC during the taxable year ended December 31, 2014.  If the Company is a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of common shares, or any so-called “excess distribution” received on their common shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the common shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is a PFIC, whether or not the Company distributes any amounts to its shareholders.  However, U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election.

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

Overview

Company Overview

We are engaged in the acquisition, exploration, and development of gold and silver mineral properties in North America. Our mineral properties are located in Nevada and Washington.  We do not currently generate operating earnings. Construction of our Pan project is near completion.  Mining operations commenced in September of 2014 and gold production began on March 26, 2015.  The production of gold allowed the transition from an exploration and development stage company to a gold production company.  The Tonopah, Gold Rock and Golden Eagle gold properties are exploratory stage projects and have identified gold mineralization.  The Spring Valley property is subject to a joint venture with Barrick Gold Exploration Inc (“Barrick”).

Recent Developments

Draft Environmental Impact Statement for the Gold Rock Project

On February 13, 2015, we announced that the Draft Environmental Impact Statement (“DEIS”) for the Gold Rock project was available for public comment as published by the U.S. Bureau of Land Management (“BLM”) in the federal register.  The DEIS provides an analysis of environmental, social and economic impacts of the proposed mine plan and possible alternatives.  The public comment period ended on March 30, 2015.

Barrick Announces Initial Mineral Resource at Spring Valley

On February 25, 2015, we announced that Barrick has published an initial mineral resource at Spring Valley.  The initial mineral resource was announced by Barrick on February 18, 2015 as part of its Fourth Quarter 2014 Results.

CBA Waiver

On March 13, 2015, MDW Pan LLP, as borrower, and Commonwealth Bank of Australia (“CBA”), as administrative agent, collateral agent, technical agent and initial lender, and the other lenders named in the Senior Credit Agreement (the “Senior Credit Agreement”) entered into a waiver with respect to certain provisions of the Senior Credit Agreement (the “Waiver”) in connection with the Company’s Senior Debt Facility.  The Waiver, among other things, (i) granted MDW Pan LLP a temporary waiver until April 20, 2015 of certain covenants set forth in the Senior Credit Agreement which requires that MDW Pan LLP not, directly or indirectly, fail the Cost to Complete Test (as defined in the Senior Credit Agreement) or the Time to Complete Test for more than thirty (30) consecutive days, (ii) allow the financial statements delivered by MDW Pan LLP and Midway Gold Corp. for the fiscal year 2014 to include  “going concern” disclosure and (iii) permit the discretionary diesel hedging currently in effect by MDW Pan LLP to exceed 75% but not exceed 90% of projected diesel consumption in any month.  As consideration for the Waiver, MDW Pan LLP agreed to pay, or cause to be paid to CBA a non-refundable waiver fee equal to $0.2 million (the “Waiver Fee”), due and payable on June 30, 2015.  In addition, MDW Pan LLP agreed to release and forever discharge the Secured Parties (as defined in the Senior Credit Agreement) from any and all claims, counterclaims, demands, damages, debts, suits, liabilities, actions and causes of action of any nature that MDW Pan LLP or any other Loan Party (as defined in the Senior Credit Agreement) may have against the Secured Parties arising under or in connection with the Loan Documents (as defined in the Senior Credit Agreement).  The Waiver did not amend the covenants, tests or obligations related to the Senior Debt Facility or our ongoing compliance with its terms, which affect our ability to draw the remaining amounts under the Senior Debt Facility and maintain the Senior Debt Facility in good standing.  Although we have received the Waiver of certain covenants set forth in the Senior Credit Agreement from the Lender, the Waiver was only effective until April 20, 2015.  Accordingly, we are currently not in compliance with the Senior Credit Agreement and we have until May 20, 2015 before our non-compliance becomes an event of default under the Senior Debt Facility.

Q1 Preferred Series A Dividend Declared and Paid

On March 26, 2015, the Board of Directors declared a dividend payment to the holders of Series A Preferred Shares with a record date of March 30, 2015, totaling $1.4 million, which was paid on April 1, 2015 in common shares, through the issuance of 3.7 million common shares to the holders of the Series A Preferred Shares, and in cash, through the payment of applicable withholding taxes.

Close of Subordinated Debt Facility

On April 17, 2015 (the “Closing Date”), we entered into a subordinated credit agreement (the “Subordinated Credit Agreement”) with Hale Capital Partners, L.P. (“HCP”), as administrative agent and collateral agent, and HCP-MID, LLC and INV-MID, LLC, as lenders, in the aggregate amount of $10.5 million (“Subordinated Debt Facility”). On the Closing Date, we received an initial draw of $3.85 million (the “Initial Draw”) from the Subordinated Debt Facility.  We paid $0.1 million of the $0.2 million origination fee to the lenders and reimbursed the lenders for $0.15 million in legal fees and expenses from the Initial Draw.  The Subordinated Debt Facility matures on September 30, 2017 (the “Maturity Date”), bears interest at a rate of 13.5% per annum and is subject to a 5% per annum commitment fee on the undrawn commitment through September 30, 2015.  Payment of the Subordinated Debt Facility is due in full on the earlier of the Maturity Date or the discharge date as defined within the Credit Agreement.  The Subordinated Debt Facility is secured by subordinated security interests and guarantees by the Company, subordinated to the senior security interest of the lender of the Debt Facility.

HCP-MID, LLC and INV-MID, LLC together hold 25,405,405 of our Series A Preferred Shares.  HCP is the sole member of HCP-MID, LLC.  Hale Fund Partners, LLC, (“HFP”) is the general partner of HCP.  Hale Capital Management, LP, (“HCM”) is the manager of HCP.  Hale Fund Management, LLC, (“HFM”), is the general partner of HCM and exercises voting and investment power over the Series A Preferred Shares held by HCP-MID, LLC.  Mr. Martin Hale, a member of our board of directors, is the (i) CEO of HCP, (ii) the sole owner and managing member of HFP and (iii) the sole owner and CEO of HFM.

All future draws are subject to conditions, affirmations and negative covenants as described in the Subordinated Credit Agreement.  There can be no assurance that we will satisfy the conditions to make future draws under the Subordinated Debt Facility.

The foregoing description of the transactions contemplated by the Credit Agreement is qualified in its entirety by the description contained in our Current Report on Form 8-K which was filed on April 21, 2015 and incorporated herein by reference.

Updated Mineral Resource Estimate – Pan Project

On May 11, 2015, we announced an updated mineral resource estimate for the Pan project. The updated mineral resource for the Pan Project was estimated by an independent engineer to be 35.9 million tonnes grading an average of 0.44 g/t Au classified as measured and indicated mineral resources with an additional 13.9 million tonnes grading an average of 0.31 g/t Au classified as inferred mineral resources.  All of the estimated resources are based on a 0.14 g/t cut-off grade.

Property Highlights for the First Quarter of 2015:

•

Pan Project – Our first gold pour was accomplished on March 26, 2015, 20 days after the introduction of cyanide to the leach pad.  Approximately 100 ounces were poured in our initial commissioning gold pour, which was followed by a second gold pour on March 30, 2015 of approximately 400 additional ounces.  As of March 31, 2015 approximately 3.6 million tons of ore have been stacked on the leach pad and about 2.6 million tons are under leach.

•

Gold Rock - the DEIS for the Gold Rock project was available for public comment as published by the U.S. Bureau of Land Management (“BLM”) in the federal register beginning on February 13, 2015.  The DEIS provides an analysis of environmental, social and economic impacts of the proposed mine plan and possible alternatives.  The public comment period ended on March 30, 2015.  The BLM will address comments from the public comment period prior to approving the Final Environmental Impact Statement and awarding a Record of Decision.

•

Spring Valley – Barrick has budgeted $11.0 million of planned expenditures for the Spring Valley project during 2015, $10 million of which is for the preparation of an internal pre-feasibility study and other related project development costs.  An additional $1.0 million is for continued exploration work of the project.  The development activities are scheduled to include metallurgical studies, hydrological studies, geochemistry studies, environmental baseline studies, geotechnical wall rock stability studies required for mine planning, land related expenses and condemnation drilling.

Activities on our properties in the first quarter ended March  31, 2015, and up to the date of this Quarterly Report on Form 10-Q, are described in further detail below.

Executive Summary

We hired an independent engineer to update the geologic model and mineral resource estimate for the Pan Mine at a current date, due in part to mine performance being lower than expected.  The updated mineral resource estimate was received in May 2015 and will be used to update the mine plan and mineral reserve estimate for the Pan Mine.  The updated mine plan is expected to be completed in late-June 2015 and will be the basis for negotiations with CBA to amend the Senior Debt Facility.  There is no assurance that we will be successful in our efforts to amend the Senior Debt Facility or avoid an event of default.  There is also no assurance that we will be able to raise any capital required in connection with the Senior Debt Facility or any amendment thereto, or raise the capital required for the crushing and agglomeration circuit, leach pad expansion or our other working capital requirements.  If an event of default occurs, CBA could elect to declare all principal amounts outstanding, together with accrued interest, immediately due and payable and seek to enforce their security interest over the Pan Project and other assets, which would negatively impact our operations.

The May 2015 updated mineral resource estimate for the Pan Mine assumes agglomeration of South Pan ore, which will require acceleration of capital spending for a crusher in 2015 that was initially scheduled for the North Pan deposit in 2016.  The crushing and agglomeration circuit would be designed to achieve planned recoveries from South Pan ore as permeability characteristics are improved with agglomeration.  The acceleration of capital spending for the crusher would also provide for operational flexibility to mine the North and South Pan pits concurrently.  Blending of material from these two pits is expected to provide another means of improving material permeability as the clay content of North Pan is expected to be lower than what is being experienced at South Pan.

In order to address some of our immediate working capital and funding needs, on April 17, 2015, we entered into the Subordinated Credit Agreement with Hale Capital Partners, L.P., HCP-MID, LLC, and INV-MID, LLC for the purpose of establishing a Subordinated Debt Facility in the aggregate amount of $10.5 million, of which we have drawn $3.85 million to date.  Although we believe the Subordinated Debt Facility is an important first step in addressing our immediate working capital and funding needs, our ability to draw additional amounts under the Subordinated Debt Facility is subject to certain conditions precedent as defined in the Subordinated Credit Agreement.

The estimated cost to complete construction of the Pan Mine is $86.2 million, excluding crusher, agglomeration and leach pad expansion capital costs, with $78.6 million spent as of the end of March.  As of the date of this quarterly report we have drawn down $47.5 million of the $53.0 million available to us under the Senior Debt Facility and approximately $3.8 million of the $10.5 million available to us under the Subordinated Debt Facility.  We have not satisfied and do not anticipate that we will satisfy the conditions required to draw the remaining $5.5 million available balance under the Senior Debt Facility.  Our ability to continue to draw amounts under the Subordinated Debt Facility is subject to our ability to satisfy various conditions as defined under the Subordinated Debt Facility.  We will require additional financing, in addition to the undrawn amounts under the Subordinated Debt Facility, to fund construction of the crushing and agglomeration circuit, leach pad expansion and for working capital purposes.  In addition, the Company does not have sufficient funds to comply with the terms and conditions of the Senior Debt Facility, which includes funding of various reserve accounts and making scheduled principal and interest payments.  The amount and timing of additional funding for reserve accounts, principal and interest payments and to satisfy other terms and conditions of the Senior Debt Facility will result from negotiations with CBA to amend the Senior Debt Facility.  There is no assurance that we will be able to raise the financing required to execute our business plan or continue as a going concern.

We completed our first gold pour on March 26, 2015 at the Pan Mine and have continued to pour gold on a weekly basis.  Early sampling of ore grades have generally been below modeled grades.  In response to the early sampling grade variances, we engaged an independent engineering firm to review modeling, sampling and assaying practices to gain an understanding of tonnage and grade variances to date.  On May 11, 2015 we released an updated mineral resource estimate for the Pan project.  The updated mineral resource estimate will be the basis for updating the Pan Mine plan and mineral reserve estimate, which are expected to be completed in late-June 2015.

We entered into the Waiver with CBA to waive certain provision of the Senior Credit Agreement until April 20, 2015.  As of April 20, 2015, we were not in compliance and have until May 20, 2015 to cure this event of non-compliance before it becomes an event of default.  Discussions are underway with CBA to extend the Waiver, and include additional waivers, until June 20, 2015.  We cannot provide any assurance that we will be successful in our efforts to extend the Waiver.

The map below shows the location of our properties located in Nevada, USA.

OREGON
IDAHO
CALIFORNIA
UTAH
ARIZONA
Winnemucca
Elko
80
Spring Valley Project
Lovelock
Reno
80
50
Eureka
Pinyon Project
Pan Project
Ely
Carson City
Gold Rock Project
Tonopah Project
Tonopah
N
15
Las Vegas
0
25
50
100 Miles

Copyright:© 2009 ESRI

Pan Project, White Pine County, Nevada

The Pan property is located at the northern end of the Pancake mountain range in western White Pine County, Nevada, approximately 18 miles southeast of Eureka, Nevada, and 58 miles west of Ely, Nevada.  Access is via a seven mile gravel road running south-southeast from US Highway 50, at a point about 17 miles southeast of Eureka, Nevada. Eureka has a population of about 1,400.  Water is available from wells on the property.  Construction of power lines to the property were completed in early May 2015.  Diesel generators are currently being utilized for power at the mine.  Gold production commenced on March 26, 2015.

Mining and Production

The Pan gold deposit contains near-surface mineralization that is being extracted using open pit mining methods.  Ore is currently being processed by conventional heap leaching methods.  To date, ore from the South Pan pit has been processed run-of-mine (“ROM”), while ore from the North Pan pit will be crushed before being placed on the leach pad.  The updated mineral resource estimate for the Pan project assumes that South Pan ore will require crushing and agglomeration to improve permeability.  Gold bearing solutions are treated in an adsorption/desorption recovery (“ADR”) plant.

Mining operations have performed above expectations and Ledcor, our mining contractor, has continued to provide support to the project.  We engaged Ledcor during 2014 to perform contract mining services at our Pan Mine site for an approximate five year term.  This was a change from owner mining, which was the elected method as defined within the 2011 Feasibility Study.  The construction of a crushing and agglomeration circuit, and the leach pad expansion planned for 2015 may result in a reduction or temporary suspension of mining activities in 2015 while these activities are underway.

On January 1, 2015, our second water production well had a mechanical malfunction and was subsequently abandoned after attempts to repair the well were unsuccessful.  The cost of the well was written off during the first quarter of 2015.  A replacement well is complete, and was primarily funded by $0.8 million of insurance proceeds received during the quarter.  Construction of the 69kV power line to the Pan project was completed in early May 2015.

Although grades from samples of ore mined during 2015 have shown improvement from 2014 mined grades as we mine deeper into the deposit, we engaged an independent engineering firm to review modeling, sampling and assaying practices to gain an informed understanding of tonnage and grade variances to date.  This independent review resulted in an updated mineral resource estimate for the Pan project in May 2015 as presented below in Table 1.

During the first three months of 2015 we stacked 1.9 million tons of ore and mined 3.2 million tons of waste.  Approximately 23,304 contained ounces were placed on the leach pad during the first three months of 2015.  Mining operations exceeded planned production levels through the mining of approximately 57,000 tons per day during the first three months of 2015.

Production commenced on March 26, 2015 with the commissioning of the ADR plant and a 100 ounce gold pour with an additional 412 ounces poured at the end of March.  The 512 gold ounces produced during March were subsequently sold in April and represent finished goods inventory as of March 31, 2015.  Approximately 2,614 ounces remained in-process and are reflected as in-circuit inventory as of March 31, 2015.  Production has continued with approximately 3,400 ounces of gold produced during the month of April.  Since commencing leaching operations, we have produced approximately 4,300 ounces of gold, which is below expected production due to operational start-up issues, ore grades generally being below modeled grades, a longer ramp up to steady state operations and lower solution permeability rates due to higher than anticipated clay content in ore mined to date.

After more than 40 days of leaching at the Pan Mine, gold production is expanding but is not yet meeting expected production levels.  Gold production is controlled, in part, by Adsorption/Desorption/Recovery (ADR) plant efficiency and heap leach solution application rates.  While ADR plant efficiencies continue to ramp up to design, the current primary constraint on gold production is lower than expected heap leach solution application rates.  Solution application rates are being limited by the run-of-mine (ROM) ore permeability characteristics.  While improved since initial leaching through programs of blasting, ore blending and material stacking, ROM ore permeability characteristics have limited the solution application rate to about one half of the designed levels.  If application rates remain constrained, gold production will continue to be delayed.

To counteract this production shortfall we are amending blasting practices, material blending, pad loading and solution application practices.  We will continue to evaluate all options to enhance the timeliness of gold recovery.  The updated May 2015 mineral resources estimate assumes crushing and agglomerating of South Pan ore to improve permeability.

During the three months ended March 31, 2015, we capitalized into property, plant, equipment and development, $11.4 million of Pan expenditures (excluding asset retirement obligations), primarily for the construction of the project.  We also placed $62.4 million of Pan expenditures into service from construction in progress.

Updated Pan Mineral Resource Estimate – May 2015

Table 1.  Mineral Resource Statement for the Pan Mine, White Pine County, Nevada, Gustavson Associates, LLC, May 1, 2015(1)

	Measured			Indicated			Measured plus Indicated			Inferred
Cutoff (gm/tonne)	Tonnes ('000s)	Grade (g/t)	Contained ('000s oz)	Tonnes ('000s)	Grade (g/t)	Contained ('000s oz)	Tonnes ('000s)	Grade (g/t)	Contained ('000s oz)	Tonnes ('000s)	Grade (g/t)	Contained ('000s oz)
0.27	14,221	0.58	264.7	11,075	0.47	167.4	25,298	0.53	433.3	5,456	0.50	88.4
0.21	16,637	0.53	283.3	14,350	0.42	192.8	30,987	0.48	477.1	8,634	0.41	112.5
0.14	18,534	0.49	293.4	17,404	0.38	210.1	35,937	0.44	503.8	13,971	0.31	141.1

Note: Open pit optimization was used to determine potentially mineable tonnage. Measured, indicated and inferred mineral classification was determined according to CIM Standards. Mineral resources, which are not mineral reserves, do not have demonstrated economic viability.

(1)The Mineral Resource Estimate was prepared by Gustavson. The 2015 Measured, Indicated and Inferred resource was constrained within a $1,500 Lerchs-Grossman Pit shell. The base case estimate applies a cutoff grade of 0.14 g/t is based on the current operating costs, the 2011 Feasibility Study recoveries, and a $1,200 gold price. A complete description of the modeling method, environmental and other project risks will be disclosed in the full technical report to be filed on SEDAR within 45 days. Gustavson completed the mineral resource estimate, with Zachary Black acting as the Qualified Person.

The 2015 mineral resource estimate includes the addition of about 44,000 feet of reverse circulation (RC) drilling and 5 additional diamond drilled core holes in comparison to the 2011 mineral resource estimate. In addition, recent operating experience has improved our understanding of the controls on mineralization. Both the new data and the updated geologic interpretation have been considered in the estimation and classification of mineral resources.  Recent operating experience has also improved our understanding of controls of mineralization in the deposit and has enhanced the updated mineral resource model and methods used in the mine’s ore control system. This data has been utilized in the estimation and classification of mineral resources.

The “reasonable prospects for economic extraction” requirement referred to in NI 43-101 was tested by designing a series of conceptual open pit shells using Datamine NPVS software. After review of several scenarios considering different metal prices, Gustavson applied a long-term gold price of $1,500/oz. This price considers the 4-year trailing average gold price of $1,462/oz and a review of recently published resource estimates based on $1,500/oz pit shells.

The economic parameters used for this analysis are based upon current operating costs at the Pan Mine scaled to reflect designed production rates, expected process operating costs to include agglomeration for material from South Pan as projected in the 2011 Feasibility Study and upon estimated gold recoveries from metallurgical tests completed to date including agglomeration. Table 2 summarizes the cost and recovery parameters used in the analysis.

Table 2. Economic Parameters Used for Open Pit Analysis

South Pan Deposit
Item	Cost/Rate	Units
Mining Cost	$2.00	US$ Per Ton
Processing Cost	$2.75	US$ Per Ton Ore
G&A	$0.80	US$ Per Ton Ore
Process Recovery	85%

North Pan Deposit
Item	Cost/Rate	Units
Mining Cost	$2.00	US$ Per Ton
Processing Cost	$3.00	US$ Per Ton Ore
G&A	$0.80	US$ Per Ton Ore
Process Recovery	62%

Note: The $2.00 per ton mining cost based on the existing mining contract compares to the $1.00 per ton self-mining cost used in the feasibility study.

Comparison between 2011 and 2015 Resource Estimation:

This comparison has excluded the 4,300 ounces of gold produced to date and the approximate 36,000 contained ounces of gold currently under leach at the Pan Mine. A reduction in the Measured and Indicated tonnage and grade has contributed to the overall reduction in reported resource ounces. We anticipate that Inferred ounces may move into the Measured and Indicated categories with additional drilling. Tables 3 and 4 provide a comparison between the 2011 Mineral Resource Estimate and the 2015 Updated Resource Estimate at a 0.14 g/t cutoff and constrained within a single open pit shell at $1,500/oz gold.

Table 3. 2015 Pan Resource Estimate with Comparison to 2011(1)

		Measured			Indicated			Measured plus Indicated			Inferred
Year	Cutoff (gm/tonne)	Tonnes ('000s)	Grade (g/t)	Contained ('000s oz)	Tonnes ('000s)	Grade (g/t)	Contained ('000s oz)	Tonnes ('000s)	Grade (g/t)	Contained ('000s oz)	Tonnes ('000s)	Grade (g/t)	Contained ('000s oz)
2015	0.14	18,534	0.49	293.4	17,404	0.38	210.1	35,937	0.44	503.8	13,971	0.31	141.1
2011	0.14	26,499	0.55	467.3	20,801	0.48	321.0	47,300	0.52	788.3	633	0.51	10.5

Note: Calculations based on this table may differ due to the effect of rounding.

1)

The 2015 Mineral Resource Estimate is presented at the base case using a 0.14 g/t cutoff. The 2011 resource represented here is not a calculation previously released by the Company. The 2011 resource is presented here within the same shell as used for the 2015 estimate to provide a comparison against a consistent volume.

Table 4. Comparison Between 2011 and 2015 Measured and Indicated Resource Estimates (0.14 g/t cutoff)

Measured plus Indicated
	2011 Feasibility	2015 Updated Resource	Percent Change
Measured plus Indicated Tonnes ('000s)	47,300	35,937	(24)%
Measured plus Indicated Au Grade (g/t)	0.52	0.44	(15)%
Measured plus Indicated Contained Au ('000 oz)	788.3	503.8	(36)%

Inferred
	2011 Feasibility	2015 Updated Resource	Percent Change
Inferred Tonnes ('000s)	633	13,971	2,100%
Inferred Au Grade (g/t)	0.50	0.31	(38)%
Inferred Contained Au ('000 oz)	10.2	141.1	1,280%

The updated Mineral Resource is based on additional RC drilling completed in 2015, as part of an internal investigation into the variance between the production model and the 2011 Feasibility Study.  RC drilling, closely spaced blast hole assays, and in pit geologic mapping indicated that the mineralization was less continuous along the trend than previously interpreted from resource drilling. Additional changes were also required in the treatment of some of the historical analytical information to ensure that the mineralized boundaries were properly delineated.  This resulted in an update to the modeling parameters from prior estimates.

We anticipate the development of a mine plan and an updated statement of reserves as part of completing a technical report in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects (“NI 43-101”) to be published as required by the Canadian securities regulatory authorities.  This report will be filed on SEDAR within 45 days of this release. Production forecasts and cost estimates will be provided once all alternatives are evaluated. We expect the NI 43-101 technical report will reflect a reduction to our previously reported mineral reserve estimate, which will effect life-of-mine gold production and operations at the Pan mine.  We believe that there is a higher risk of an impairment charge to reduce the carrying value of our capitalized mineral property, plant, equipment and development costs for the Pan Mine, upon receipt of the mineral reserve estimate and its incorporation into our impairment accounting model.

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

Gold Rock is anticipated to be our second operating gold mine.  A gold resource has been defined on the project and numerous drill targets with potential for expanding that resource have been identified.  Additional drilling is planned, but the Pan Project has priority for available funds in the near term.

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

All baseline studies were completed and a Plan of Operations (“PoO”) was developed and submitted to the BLM and has been declared complete.  The Draft Environmental Impact Statement (“DEIS”) was made available for public comment as published by the BLM in the federal register on February 13, 2015.  The DEIS provides an analysis of environmental, social and economic impacts of the proposed mine plan and possible alternatives.  The public comment period ended on March 30, 2015.  Responses to comments received during the public comment period are now being prepared, along with the Final EIS.

During the three months ended March  31, 2015 and 2014 we incurred $0.2 million and $0.3 million respectively, of exploration expenditures at the Gold Rock project.  The majority of these expenses for both periods are related to the ongoing permitting process of the project, as well as related salaries and labor costs.

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

On February 24, 2014, we announced that formation of the joint venture for the Spring Valley project with Barrick was completed.  Under the formation, Barrick holds a 70% interest in the joint venture, while we hold the remaining 30% interest.  We have elected to allow Barrick to earn an additional 5% (75% total) by carrying us to production and arranging financing for our share of development and operating expenses. The cost that Barrick incurs from carrying us to commercial production will be recouped by Barrick, plus interest, once production has been established.

Tonopah Project, Nye County, Nevada

The Tonopah property is located in Nye County, Nevada, approximately 15 miles northeast of the town of Tonopah, 210 miles northwest of Las Vegas and 236 miles southeast of Reno, Nevada.  The property is on the northeastern flank of the San Antonio Mountains and in the Ralston Valley.  Water for exploration purposes is available from water wells for a fee from municipal sources.  Power is accessible from existing power lines crossing the property; however, capacity is unknown and may be limited.

There was no new exploration activity on the property during the three months ended March  31, 2015.

Golden Eagle Project, Ferry County, Washington

The Golden Eagle property is located on private land in the Eureka (Republic) mining district in Ferry County, Washington.  The property is two miles northwest of the town of Republic, Washington and is accessed by the Knob Hill county road.

There was no new exploration activity on the project during the three months ended March 31, 2015.

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

There was no new exploration activity on the project during the three March  31, 2015.

Financial Information

	Three Months Ended
	March 31,
(US$ in thousands)	2015	2014
Mine Operating Expenses	$2,280	$10
Exploration	300	557
General & Administrative:
Consulting	129	54
Legal, Audit and Accounting	436	339
Office and Administration	964	731
Salaries and Benefits	1,543	1,328
Other	329	323
Operating Loss	5,981	3,342

Other Expense (Income)	795	(1)
Income Tax Expense	182	364

Net Loss	$6,958	$3,705

Three Months Ended March 31, 2015

Mine Operating Costs incurred during the three months ended March 31, 2015 of $2.3 million were primarily attributable to start-up processing costs prior to the commencement of gold production from our Pan Mine on March 26th.

Exploration expense for the three months ended March  31, 2015  was $0.3 million compared to $0.6 million for the comparable period of 2014.  A reduction in exploration spending on the Gold Rock and Spring Valley properties has driven the change.  We continue to advance the permitting process of the Gold Rock project, but have reduced all other exploration spending as we are currently focused on production from the Pan Mine.  The Spring Valley property is subject to joint venture with Barrick, who is funding all exploration and development activities and carrying us through to a production decision.

Office and Administration expense for the three months ended March  31, 2015 was $1.0 million compared to $0.7 million during the comparable period of 2014.  We have realized increases in overhead costs including insurance, information systems and rent, in both our Englewood and Ely offices, due to our continued growth.

Salaries and Benefits expense for the three months ended March  31, 2015 and 2014 was $1.5 million and $1.3 million, respectively.  The $0.2 million increase is primarily attributable to increased employee levels and associated benefit costs due to our continued growth of employees at the Pan Mine operation.

Other Expense (Income) for the three months ended March 31, 2015 was a net expense of $0.8 million.    During the first three months of 2015, we recorded a $0.1 million loss on our diesel fuel hedge contract and a $0.1 million loss on our interest rate swap.  In addition, we incurred $0.4 million of interest expense and $0.4 million in compliance fees on our Senior Debt Facility with Commonwealth Bank of Australia.  We recognized a $0.3 million gain on the receipt of insurance proceeds from rain damage at the Pan Mine during 2014 which offsets the losses on derivative contracts and interest expense during the quarter.

Income Tax Expense for the three months ended March  31, 2015 was $0.2 million compared to $0.4 million during the comparable period of 2014.  Both amounts are income tax expense relating to the Canadian corporate Part VI.1 dividend tax resulting from our Series A Preferred Share dividends.

Liquidity and Capital Resources

Our development and construction activities at our Pan project have required substantial capital expenditures.  We have made and expect to continue to make substantial capital expenditures in our business and for the development of our other projects.  To date, funding to explore and develop our gold properties and to operate the Company has principally been from equity and debt financings, and from the sale of gold since production began in late March 2015.  Gold production to date has been less than forecasted principally due to low solution permeability.  This has resulted in lower than expected cash flow from operations.  Ore from the South Pan pit will require crushing and agglomeration to improve permeability, which will require an additional capital investment in the project and may result in a reduction or temporary suspension of mining activities.  Our initial capital cost estimates indicate approximately $5 million to $10 million will be required for the crushing circuit, $5 million to $8  million for the agglomeration circuit and approximately $10 to $11 million for expansion of the leach pad in 2015.   We plan to pursue leasing of the equipment components to the extent that option is available.  The amount of additional required funding will depend, in part, on further evaluation of these expected capital outlays, working capital requirements and the results from the updated mine plan that is expected to be finalized in late-June 2015.  The updated mine plan will be the basis for negotiations with CBA to amend the Senior Debt Facility.  There is no assurance that we will be successful in our efforts to amend the Senior Debt Facility, or that we will be able to raise any funding required in connection with that amendment or for any of our other capital or working capital requirements, or avoid an event of default.  If an event of default occurs, CBA could elect to declare all principal amounts outstanding, together with accrued interest, immediately due and payable and seek to enforce their security interest over the Pan Project and other assets.

We expect to continue to raise capital through additional equity financings, debt financings and/or the sale of assets until such time as we are able to generate sufficient cash flow from our Pan project to fund all of our operating, capital and debt service requirements.  Although we may generate sufficient cash flow from operations in the future, we may continue to require additional capital for development, exploration and other general corporate purposes.  There is no assurance that we will able to raise the required capital on favorable terms, if at all.

As of March 31, 2015, we had a working capital deficit of $29.9 million, consisting of current assets of $32.5 million and current liabilities of $62.4 million.  This represents a decrease of $37.9 million from the working capital balance of $8.0 million as of December 31, 2014.  Our current assets consist primarily of cash of $2.7 million, some of which is deposited in short term, interest bearing accounts and inventories of $28.5 million.  The increase in current liabilities principally results from an increase in accounts payable and accrued liabilities from $8.8 million at December 31, 2014 to $16.4 million at March 31, 2015, and an increase in the current portion of long-term debt from $9.2 million at December 31, 2014 to $47.5 million at March 31, 2015.  The working capital deficit resulted from the reclassification of $30.5 million of scheduled debt principal payments, net of unamortized deferred financing costs that are due after March 31, 2016 to the current portion of long term debt.  If an event of non-compliance with debt covenants has occurred as of the balance sheet date and it is not probable that the event of non-compliance can be cured within the subsequent 12 months without an amendment to the current agreement, long-term debt balances are required to be classified as a current liability as of the balance sheet date.

Our scheduled principal repayments for the next 12 months on the Senior Credit Facility total $13.3 million and are due as follows:

Payment Date	Amount
June 30, 2015	$1.0 million
September 30, 2015	$4.6 million
December 31, 2015	$3.6 million
March 31, 2016	$4.1 million

The Senior Credit Facility also provides for a cash sweep whereby all or a portion of excess cash flows from the Pan project, as defined, are applied to reduce the outstanding balance on the Senior Debt Facility.  We have purchased surety contracts for reclamation and other bonds totaling approximately $19 million, and have made deposits totaling $3.7 million to an escrow account as security.  The holder of the surety contracts may require, at its sole discretion, that the Company make additional deposits to the escrow up to the bonded amounts.  In the event the holder of the surety contracts were to require additional deposits to the escrow account, there is no assurance that we would be able to obtain the funding required to make those deposits, or that we would avoid an event of default under the surety contracts.

We incurred an operating loss for the three month period ended March 31, 2015 of $6.0 million and since our incorporation on May 14, 1996.   Our losses have resulted in an accumulated deficit of $105.3 million, and further losses are anticipated in the development of our business.  Our cash on hand as of March 31, 2015 was $2.7 million.  We have also established an aggregate $53.0 million senior secured credit facility consisting of a $43.0 million project financing facility and a $10.0 million cost overrun facility to fund development and construction of the Pan Project.  The full amount of the $43.0 million project finance facility and $4.5 million of the cost overrun facility have been drawn to date.  We have not satisfied and do not anticipate that we will satisfy the conditions required to draw the remaining $5.5 million under the cost overrun facility. During the first quarter of 2015, principally as a result of Pan project delays and expected production being significantly lower than initially forecast, we determined that we would not have sufficient funds to satisfy the cost to complete and time to complete tests, fund various reserve accounts on the required dates and comply with other terms and conditions in the Senior Credit Agreement.  On March 13, 2015, we entered into a Waiver to the Senior Credit Agreement with CBA providing us until April 20, 2015 to cure such non-compliance.  We are currently not in compliance with the Senior Credit Agreement and we have until May 20, 2015 before our non-compliance becomes an event of default under the Senior Debt Facility.  Discussions are underway with CBA to extend the Waiver, and receive additional waivers, until June 20 to provide us with more time to develop the updated mine plan and negotiate an amendment to the Senior Credit Agreement.  We cannot provide any assurance that we will receive an extension of the Waiver.

In order to address some of our immediate working capital and funding needs for our Pan project, on April 17, 2015, we entered into the Subordinated Credit Agreement for the purpose of establishing the Subordinated Debt Facility, in the aggregate amount of $10.5 million.  On April 17, 2015, we received an initial draw of $3.85 million (the “Initial Draw”) from the Subordinated Debt Facility.  We paid $0.1 million of the $0.2 million origination fee to the lenders and reimbursed the lenders for $0.15 million in legal fees and expenses from the Initial Draw.  The Subordinated Debt Facility matures on September 30, 2017 (the “Maturity Date”), bears interest at a rate of 13.5% per annum and is subject to a 5% per annum commitment fee on the undrawn commitment through September 30, 2015.  Payment of the Subordinated Debt Facility is due in full on the earlier of the Maturity Date or the discharge date as defined within the Subordinated Credit Agreement. In the event that any amounts drawn under the Subordinated Debt Facility are repaid on or before September 30, 2015, the amounts repaid are subject to a make-whole payment of 3%.  Any amounts repaid after September 30, 2015 and prior to the maturity date are subject to make-whole payment of 3%, plus the present value of interest that would have accrued had the amounts repaid been paid on the maturity date.  The Subordinated Debt Facility contains provisions whereby mandatory prepayments are required in certain circumstances. The Subordinated Debt Facility is secured by subordinated security interests and guarantees by the Company, subordinated to the senior security interest of the lender of the Senior Debt Facility.  The proceeds will be used to pay for costs of the Pan Project and for general corporate purposes.  There can be no assurance that we will satisfy the conditions to make future draws under the Subordinated Debt Facility.  Proceeds from the Subordinated Debt Facility are not adequate to place us into compliance with the Senior Debt Facility as described above.

Our auditors have noted material uncertainties that cast substantial doubt about our ability to continue as a going concern in their audit report on our financial statements as at and for the year ended December 31, 2014.  As of May 4, 2015, we had cash and cash equivalents of approximately $2.9 million.  We anticipate the updated mine plan will provide us with a path towards resolving the operational challenges that we have encountered to date, resolving our non-compliance with the Senior Credit Facility and our going concern qualification.

We hired an independent engineer to update the geologic model and mineral resource estimate for the Pan Project at a current date, due in part to mine performance being lower than expected.  The updated mineral resource estimate was completed in early May 2015 and will be used to update the mine plan and mineral reserve estimate for the Pan Mine, which is to be received during late-June.  Upon receipt of the update mineral reserve estimate and its incorporation into our impairment accounting model,  we believe there is a higher risk that there will be an impairment charge to reduce the carrying value of our capitalized mineral property, plant, equipment and development costs for the Pan Mine. Until such time as we receive the updated mineral reserve estimate, it is not possible to reasonably estimate an impairment charge, if any that might occur.

Recoverability of amounts capitalized for our other mineral properties are dependent upon our ability to raise funds or generate profits to enable funds to be available to complete exploration on the mineral properties, identify economically recoverable reserves and develop the mineral properties into profitable projects, or the receipt of adequate proceeds from the sale of such projects.  The Spring Valley project is subject to a joint venture agreement with Barrick Gold Exploration Inc., who is responsible for carrying us to production by funding and arranging financing for our share of cost of operations and mine exploration, development and construction expenses.  We are responsible for funding costs incurred subsequent to commercial production.  Barrick is also responsible for arranging financing for our share of the cost of operations and mine exploration, development and construction expenses.

Sources and Uses of Cash

	Three Months Ended March 31,
	2015	2014
Net Income (Loss)	$(6,958)	$(3,705)
Net Non-Cash Adjustments	1,235	711
Net Change in Non-Cash Working Capital	(5,893)	(2,374)
Net Cash Used in Operating Activities	(11,616)	(5,368)
Net Cash Used in Investing Activities	(11,053)	(3,435)
Net Cash Provided by / (Used in) Financing Activities	10,343	(30)
Net (Decrease) Increase in Cash and Cash Equivalents	(12,326)	(8,833)
Cash and Cash Equivalents, Beginning of Period	15,039	48,218
Cash and Cash Equivalents, End of Period	$2,713	$39,385

Net cash used in operating activities was $11.6 million during the three months ended March 31, 2015 compared to $5.4 million during the three months ended March 31, 2014, an increase of $6.2 million.  This increase is largely related to the capitalization of mining, processing and depreciation expenses into production inventories as well as the timing and amount of payments for operating and exploration expenses out of accounts payable and accrued expenses

Net cash used in investing activities for the three months ended March 31, 2015 was $11.1 million compared to $3.4 million during the comparable period of 2014.  We are capitalizing Pan construction, permitting, engineering and other development activities.  Cash used in investing activities during the three months ended March 31, 2015 was $12.3 million related to capital expenditures at our Pan Mine and $0.3 million for mineral property costs.  Further, we received the final insurance proceeds balance of $0.7 relating to the damage the Pan mine site suffered from severe rainstorm floods during 2014 as well as $0.8 million of insurance proceeds relating to the failure of one of our water production wells at the Pan Mine site during January 2015.

Net cash provided by financing activities of $10.3 million consisted of cash proceeds from our January 2015 Senior Debt Facility loan draw of $10.6 million.  These cash proceeds were offset by preferred share dividend withholding tax payments of $0.2 million and share issuance costs and deferred financing costs paid of $0.1 million.

Contractual Obligations

A summary of our contractual obligations as of and subsequent to March  31, 2015 is provided in the following table:

	Fiscal Year
(US$ in thousands)	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Pan Construction Commitments (1)	$2,724	$-	$-	$-	$2,724
Contract Mining Commitments (2)	22,997	53,221	-	-	76,218
Debt Facility (3)	14,306	35,819	-	-	50,125
Office and Office Equipment Leases (4)	121	212	231	84	648
Financing Obligations (5)	33	25	-	-	58
Consulting Arrangements (6)	38	3	1	-	42
Total	$40,219	$89,280	$232	$84	$129,815

(1)	We have entered into cancellable and non-cancellable agreements for capital expenditures relating to the development and construction of the Pan project payable during 2015.
(2)

We signed a Contract Mining Agreement with Ledcor on May 19, 2014 relating to mining activities at the Pan project.  For a 63 month term commencing on July 21, 2014.  We will be paying Ledcor operational costs in the normal course of business.  These costs represent the future minimum payments for the Contract Mining Agreement over the initial 35 months of the agreement, consistent with the break fee term.  The future minimum lease payments are determined by rates within the Contract Mining Agreement and estimated tons moved and bank cubic yards for drilling and blasting.

(3)

The Senior Debt Facility consists of principal and interest payments.  The first principal payment is not scheduled to be made until June of 2015.  Interest on the Senior Debt Facility is calculated at LIBOR plus 350 or 375 basis points on the Project Finance Facility and the rate on the Project Finance Facility plus 200 basis points on the Overrun Facility.  The timing of amounts payable on the Senior Debt Facility reflect the contractual payment requirements and does not reflect the impact of an event of default that may occur in the event the Company is unable to conclude successful negotiations with CBA.

(4)	We have obligations under operating leases for our corporate offices in Englewood, Colorado until 2020, field offices in Ely, Nevada until 2015 and office equipment until 2018.

(5)	In connection with the $53.0 million Commonwealth Bank of Australia Project Finance Facility, there are certain agency fees payable over the course of the 36 month term.
(6)	We have consulting agreements which extend to 2018.

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

We have an obligation to reclaim our properties after the surface has been disturbed by exploration or development at the site.  As of March  31, 2015 we have accrued $6.8 million as a long-term liability, compared to $3.6 million as a long term liability, at December 31, 2014, related to reclamation and other closure requirements at our properties.  The significant increase during the three months ended March 31, 2015 is due to the commencement of operations at our Pan mine site.  We have put surety bonding into place in respect of this obligation.  The holder of the surety contract may require, at its sole discretion that we make additional deposits to the escrow account of up to the $15.4 million reclamation bond amount.  We have accrued as a liability the present value of our best estimate of the liabilities as of March 31, 2015; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Inventories

Inventories include ore on leach pads, finished goods and materials and supplies.  Ore on leach pad is carried at the lower of cost or net realizable value.  Cost includes mining costs (ore and waste) including depletion and depreciation.  Net realizable value is computed using expected metal prices reduced for any further estimated processing, refining, and selling costs.

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

Upon receipt of the update mineral reserve estimate and its incorporation into our impairment accounting model,  we believe there is a higher risk that there will be an impairment charge to reduce the carrying value of its capitalized mineral property, plant, equipment and development costs for the Pan Mine.  Until such time as we receive the updated mineral reserve estimate, it is not possible to reasonably estimate an impairment charge, if any that might occur.    The updated mine plan and mineral reserve estimate are expected to be completed in late-June.

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

Functional Currency

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

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk.

During the period covered by this Quarterly Report on Form 10-Q there has not been any material changes in our market risk from the information disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.

Item 4.                 Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, the Company included certain internal controls over financial reporting at our Pan Mine in our assessment of our internal controls over financial reporting taking into consideration the production that was realized at our Pan Mine.  Specifically we implemented new controls related to in-circuit and finished goods inventory.

No other changes were made in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected our internal control over financial reporting, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

Item 1A.              Risk Factors.

We are not in compliance with the terms of the Senior Credit Agreement.

We are not in compliance with certain provisions under the Senior Credit Agreement.  Although we have received the Waiver of certain covenants set forth in the Senior Credit Agreement from the Lender, the Waiver was only effective until April 20, 2015. Accordingly, we are currently in non-compliance with the Senior Credit Agreement and we cannot guarantee that the Lender will allow us to maintain the Senior Debt Facility in good standing.  We have until May 20, 2015 to cure the event of non-compliance before it becomes an event of default.  We will likely only be able to remedy our non-compliance with the Senior Debt Facility by negotiating an amendment, which is dependent upon the results from the updated mine plan and mineral reserve estimate for the Pan project and is expected to be available in late-June 2015.

We cannot assure you that we will be able to continue to draw down amounts under the Subordinated Debt Facility.

Our ability to borrow funds under the Subordinated Debt Facility will be subject to conditions precedent, including, but not limited to, maintaining specified financial ratios, providing certifications, funding of any expected cost overruns on the Pan Project, compliance with negative covenants, meeting financial condition covenants and making quarterly principal payments on the Senior Debt Facility beginning in June of 2015. As of April 20, 2015, we were unable to satisfy all covenants, tests and obligations to draw under the Senior Debt Facility or the Subordinated Debt Facility.

In the event of a default under the Senior Debt Facility or the Subordinated Debt Facility, there is a significant risk of losing our ability to draw down on the Subordinated Debt Facility and of losing our Pan Project and other assets.

Events beyond our control, including changes in general economic and business conditions, lower than expected production at our Pan Project, or material changes in our mineral reserves and resources, may affect our ability to satisfy covenants under our debt facilities, which could result in a default under the Senior Debt Facility or Subordinated Debt Facility. Even if the covenants waived were remedied by May 20, 2015 or extended beyond this date, if further or other events of default under the Senior Debt Facility or Subordinated Debt Facility occurs, we would be unable to draw undrawn amounts under the Subordinated Debt Facility and the lenders could elect to declare all principal amounts outstanding, together with accrued interest, to be immediately due and payable and to enforce their security interest over the Pan Project and other assets, which would negatively impact our operations and your investment. We may be required to explore additional financing alternatives, a sale of assets or other corporate transactions to continue as a going concern.

The Senior Debt Facility and Subordinated Debt Facility contain many covenants and restrictions which may negatively impact our operations.

The Senior Debt Facility and Subordinated Debt Facility, among other things, limit the our ability to incur additional indebtedness, make investments or loans, transfer assets, or make expenditures relating to property secured under the credit agreements that are inconsistent with the mine plan and operating budget delivered pursuant to the Senior Debt Facility and Subordinated Debt Facility. Compliance with these covenants and restrictions contained in the Senior Debt Facility and Subordinated Debt Facility may negatively impact our operations by prohibiting us from taking actions that would benefit our plan of operations.

Our development operations at our Pan Project require substantial capital expenditures. The amounts we may be able to draw down under the Subordinated Debt Facility, if any, are insufficient to fund all of the planned development operations at our Pan Project.

Our development operations at our Pan Project require substantial capital expenditures. We make and expect to continue to make substantial capital expenditures in our business for the development of our other projects. To the extent we meet all of the conditions precedent to draw down the full amount under the Subordinated Debt Facility, the amounts available to us under the Subordinated Debt Facility, may be insufficient to fund all of the planned development operations at our Pan Project. As of the date of this Form 10-Q we have drawn down approximately $47.5 million of the $53 million available to us under the Senior Debt Facility and approximately $3.8 million of the $10.5 million available to us under the Subordinated Debt Facility.  We do not satisfy the conditions required to draw the remaining $5.5 million available under the Senior Debt Facility, and do not anticipate that we will satisfy those conditions.  The amounts remaining under the Subordinated Debt Facility are insufficient for our planned operations at our Pan Project and we anticipate that we will require additional capital to place the Pan Project into full commercial production. We will need to raise additional capital in the future to satisfy our obligations under the Senior Debt Facility and Subordinated Debt Facility and ongoing capital and working capital requirements.  The ongoing capital requirements include, but are not limited to, the addition of a crusher and agglomeration circuit to process South Pan ores, and additional leach pad construction planned for 2015.

The Senior Debt Facility and the Subordinated Debt Facility limit our ability to receive distributions from our Pan Project, if any.

Our ability to receive project distributions from the Pan Project, if any, for corporate general and administrative expenses, and other non-Pan Project expenditures is contingent upon satisfying certain conditions precedent and achieving various economic completion tests relating to, but not limited to, mine production, recoveries, sales, costs and sustainability over a three-month period. Economic completion must be achieved by September 30, 2015. There can be no assurance that we will ever achieve economic completion.  To the extent that we are unable to meet these conditions precedent, we will be unable to receive distributions from the Pan Project.

Ore grade projections used to establish certain criteria under the Senior Debt Facility and Subordinated Debt Facility may not reflect actual ore grades from the Pan Project.

Sampling of ore mined to date at our Pan Project have generally been below the modelled grades which were used to establish certain tests and criteria under the Senior Debt Facility and the Subordinated Debt Facility.  The updated mineral resource estimate for the Pan Project reflects a significant reduction to the previously reported mineral resource estimate, which is expected to have a significant impact on our updated mineral reserve estimate. There are further risks that the estimated recovery rates and grades in the updated resource estimate may not be achieved as modelled or projected, which may have a material effect on our cash flow projections and our ability to satisfy scheduling, tests, covenants and other obligations under our Senior Debt Facility and our Subordinated Debt Facility. We will be required to negotiate amendments to our Senior Debt Facility and Subordinated Debt Facility when the updated mine plan and mineral reserve estimate have been completed.  There is no assurance that we will be able to amend the Senior or the Subordinated Facility.

The permeability of solution applied to the leach pad may be adversely impacted by the existence of clays and other materials impacting porosity of the ore on leach pad.

Lower than expected permeability of solution applied to ore on leach pad has resulted in lower than expected gold production, principally due to higher than anticipated clay content in ore mined to date.  As a result, we are not achieving our planned production levels which is adversely impacting our cash flows and our ability to fund our capital, operating, debt service and other cash requirements.  Improving permeability of solution will require us to crush and agglomerate the material and may delay or suspend mining operations and will require additional capital.

Item 2.                Unregistered Sale of Equity Securities and Use of Proceeds.

Subsequent to the period covered by this Quarterly Report on Form 10-Q, on April 1, 2015, we issued 3,678,430 common shares to holders of our Series A Preferred Shares, in lieu of making a cash dividend payment.  The common shares were deemed “restricted securities” as defined in Rule 144(a)(3) of the United States Securities Act of 1933, as amended (the “Act”) and were issued pursuant to exemptions from registration available under Section 4(a)(2) and Section 3(a)(9) of the Act.

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

3.1	Notice of Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.
3.2	Articles, previously filed with the initial registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.
3.3	Articles and Notice of Alteration for Series A Rights, previously filed on Form 8-K with the Securities and Exchange Commission on November 26, 2012 and incorporated herein by reference.
10.1	Subordinated Credit Agreement, previously filed on Form 8-K with the Securities and Exchange Commission on April 21, 2015 and incorporated herein by reference.
10.2	Guaranty, previously filed on Form 8-K with the Securities and Exchange Commission on April 21, 2015 and incorporated herein by reference.
10.3	Subordination Agreement, previously filed on Form 8-K with the Securities and Exchange Commission on April 21, 2015 and incorporated herein by reference.
10.4	Letter Agreement, previously filed on Form 8-K with the Securities and Exchange Commission on April 21, 2015 and incorporated herein by reference.
10.5*	Security Agreement, dated April 24, 2015.
10.6*	Pledge Agreement, dated April 24, 2015.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act.
32*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a or 15(d) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Information concerning mine safety violations or other regulators matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101*

Financial statements from the Quarterly Report on Form 10-Q of Midway Gold Corp. for the three months ended March 31, 2015, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive (Income) Loss (iv) the Unaudited Consolidated Statements of Cash Flows, (v) the Unaudited Consolidated Statement of Stockholders’ Equity, and (vi) the Notes to the Unaudited Consolidated Interim Financial Statements.

* filed herewith

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWAY GOLD CORP.
May 11, 2015	By: /s/ William M. Zisch William M. Zisch Chief Executive Officer, President and Director (Principal Executive Officer)
May 11, 2015	By: /s/ Bradley J. Blacketor Bradley J. Blacketor Chief Financial Officer (Principal Financial and Accounting Officer)